Form 10-Q
period 2013-06-30
PHILLIPS 66 PARTNERS LP
filed 2013-08-20
CIK 1572910

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3010 Briarpark Drive, Houston, Texas 77042
(Address of principal executive offices) (Zip Code)

(855) 283-9237
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [    ]    No  [ X ]*

* The registrant became subject to such requirements on July 22, 2013, and it has filed all reports so required since that date.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [ X ]    No  [    ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ] Accelerated filer [ ] Non-accelerated filer [ X ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [ X ]

The registrant had 35,217,112 common units and 35,217,112 subordinated units outstanding as of July 26, 2013.

Table of Content

PHILLIPS 66 PARTNERS LP

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Combined Statement of Income	Phillips 66 Partners LP Predecessor

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Revenues
Transportation and storage services—related parties	$26.2	18.4	47.1	36.5
Transportation and storage services—third parties	—	0.1	0.1	0.2
Total revenues	26.2	18.5	47.2	36.7

Costs and Expenses
Operating and maintenance expenses	6.0	5.1	12.2	11.8
Depreciation	1.5	1.7	3.1	3.2
General and administrative expenses	2.5	1.7	4.4	3.1
Taxes other than income taxes	0.4	0.4	0.9	0.8
Total costs and expenses	10.4	8.9	20.6	18.9
Income before income taxes	15.8	9.6	26.6	17.8
Provision for income taxes	0.1	0.1	0.2	0.2
Net Income	$15.7	9.5	26.4	17.6
See Notes to Combined Financial Statements.

Table of Content

Combined Balance Sheet	Phillips 66 Partners LP Predecessor

	Millions of Dollars
	June 30 2013	December 31 2012
Assets
Cash and cash equivalents	$—	—
Accounts receivable	0.2	0.2
Materials and supplies inventory	0.4	0.3
Other current assets	0.4	—
Total Current Assets	1.0	0.5
Net properties, plants and equipment	135.0	135.8
Goodwill	2.5	2.5
Deferred rentals	6.5	6.1
Total Assets	$145.0	144.9

Liabilities
Accounts payable	$2.7	1.4
Payroll and benefits payable	0.1	0.2
Accrued property and other taxes	0.7	0.6
Other current liabilities	0.1	0.2
Total Current Liabilities	3.6	2.4
Asset retirement obligations	0.3	0.3
Accrued environmental costs	0.2	0.2
Total Liabilities	4.1	2.9

Net Investment
Net investment	140.9	142.0
Total Liabilities and Net Investment	$145.0	144.9
See Notes to Combined Financial Statements.

Table of Content

Combined Statement of Cash Flows	Phillips 66 Partners LP Predecessor

	Millions of Dollars
	Six Months Ended June 30
	2013	2012
Cash Flows From Operating Activities
Net income	$26.4	17.6
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3.1	3.2
Deferred rentals and other	(0.4)	(1.1)
Working capital adjustments
Decrease (increase) in accounts receivable	—	(0.1)
Decrease (increase) in materials and supplies inventory	(0.1)	—
Decrease (increase) in other current assets	(0.4)	—
Increase (decrease) in accounts payable	1.4	—
Increase (decrease) in other accruals	(0.1)	(0.2)
Net Cash Provided by Operating Activities	29.9	19.4

Cash Flows From Investing Activities
Capital expenditures	(2.4)	(7.0)
Net Cash Used in Investing Activities	(2.4)	(7.0)

Cash Flows From Financing Activities
Distributions to Parent	(27.5)	(12.4)
Net Cash Used in Financing Activities	(27.5)	(12.4)

Net Change in Cash and Cash Equivalents	—	—
Cash and cash equivalents at beginning of period	—	—
Cash and Cash Equivalents at End of Period	$—	—
See Notes to Combined Financial Statements.

.

Table of Content

Combined Statement of Changes in Net Investment	Phillips 66 Partners LP Predecessor

	Millions of Dollars
	Six Months Ended June 30
	2013	2012
Net Investment
Balance, beginning of period	$142.0	130.4
Net income	26.4	17.6
Net transfers to Parent	(27.5)	(12.4)
Balance, End of Period	$140.9	135.6
See Notes to Combined Financial Statements.

Table of Content

Notes to Combined Financial Statements	Phillips 66 Partners LP Predecessor

Note 1—Business and Basis of Presentation
Description of the Business
Phillips 66 Partners LP (the Partnership) is a Delaware limited partnership formed on February 20, 2013, by Phillips 66 Company and Phillips 66 Partners GP LLC, both wholly owned subsidiaries of Phillips 66. On July 26, 2013, the Partnership completed its initial public offering (the Offering) of 18,888,750 common units (including 2,463,750 common units issued pursuant to the exercise of the underwriters' over-allotment option) representing limited partner interests. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by the Partnership with the U.S. Securities and Exchange Commission (SEC) and was declared effective on July 22, 2013. On July 23, 2013, Phillips 66 Partners common units began trading on the New York Stock Exchange under the symbol “PSXP.” Phillips 66 Partners LP Predecessor includes the assets, liabilities and results of operations of certain crude oil and refined petroleum product pipeline systems and associated terminal and storage assets, previously operated and owned by Phillips 66, prior to their contribution to the Partnership in connection with the Offering (as described in more detail below, the Contributed Assets). Unless otherwise stated or the context otherwise indicates, all references to "Phillips 66 Partners," " the Partnership," "us," "our," "we," or similar expressions for time periods prior to the Offering refer to Phillips 66 Partners LP Predecessor, "our Predecessor" for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity Phillips 66 Partners LP.

On April 30, 2012, ConocoPhillips completed the separation of its downstream businesses into Phillips 66, which was incorporated in Delaware on November 10, 2011. Accordingly, prior to April 30, 2012, our parent company was ConocoPhillips, and subsequent to April 30, 2012, our parent company has been Phillips 66. For ease of reference, we refer to Phillips 66 as our “Parent” for periods prior to April 30, 2012. For purposes of related party transactions, ConocoPhillips is not considered a related party for periods after April 30, 2012.

The Contributed Assets consist of:

•	Clifton Ridge crude system. A crude oil pipeline, terminal and storage system located in Sulphur, Louisiana, that is a primary source for delivery of crude oil to Phillips 66's Lake Charles Refinery.

•
Sweeny to Pasadena products system. A refined petroleum product pipeline, terminal and storage system extending from Phillips 66's Sweeny Refinery in Old Ocean, Texas, to our refined petroleum product terminal in Pasadena, Texas, and ultimately connecting to the Explorer and Colonial refined petroleum product pipeline systems and other third-party pipeline and terminal systems. This system is the primary distribution outlet for diesel and gasoline produced at Phillips 66's Sweeny Refinery.

•
Hartford Connector products system. A refined petroleum product pipeline, terminal and storage system located in Hartford, Illinois, that distributes diesel and gasoline produced at the Wood River Refinery (a refinery owned by a joint venture between Phillips 66 and Cenovus Energy Inc.) to third-party pipeline and terminal systems, including the Explorer pipeline system.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals. Since we do not own any of the crude oil or refined petroleum products that we handle and do not engage in the trading of crude oil or refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term. Our operations consist of one reportable segment.

Basis of Presentation
The combined financial statements included in this Quarterly Report on Form 10-Q were derived from the consolidated financial statements and accounting records of Phillips 66. These statements reflect the combined historical results of operations, financial position and cash flows of the Contributed Assets as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within our Predecessor have been eliminated. The assets and liabilities in these combined financial statements have been reflected on a historical cost basis, because immediately prior to the Offering, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The combined statement of income also includes expense allocations for certain functions historically performed by Phillips 66 and not allocated to the Contributed Assets, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties,

Table of Content

plants and equipment (PP&E) and equity method investments. Our management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocation of expenses from Phillips 66, were reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods presented.

Phillips 66 uses a centralized approach to the cash management and financing of its operations. Prior to the Offering, the cash generated and used by our operations was transferred to Phillips 66 daily, and Phillips 66 funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Phillips 66 at the corporate level were not allocated to us for any of the periods presented. We reflected transfers of cash to and from Phillips 66's cash management system as a component of “Net investment” on our combined balance sheet, and as part of “Distributions to Parent” on our combined statement of cash flows. We have not included any interest expense for intercompany cash advances from Phillips 66, since historically Phillips 66 has not allocated interest expense related to intercompany advances to any of its businesses.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our combined financial position, results of operations and cash flows for the periods presented. All such adjustments are of a normal and recurring nature. To enhance your understanding of these interim financial statements, see the audited combined financial statements and notes included in our prospectus dated July 22, 2013, as filed with the SEC on July 24, 2013. The results of operations for the three and six months ended June 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Note 3—Initial Public Offering

Initial Public Offering
On July 23, 2013, the Partnership's common units began trading on the New York Stock Exchange under the symbol "PSXP." On July 26, 2013, the Partnership completed the Offering of 18,888,750 common units to the public at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters.

In exchange for the Contributed Assets, Phillips 66 received:

•	16,328,362 common units and 35,217,112 subordinated units, representing an aggregate 71.7 percent limited partner interest.

•	All of the incentive distribution rights.

•	1,437,433 general partner units, representing a 2.0 percent general partner interest.

The Partnership received estimated net proceeds of $404.6 million from the sale of the common units to the public, after deducting underwriting discounts and commissions, structuring fees and estimated offering expenses of approximately $29.8 million. After further deducting the estimated debt issuance costs of $0.2 million, the Partnership retained the remaining net proceeds of $404.4 million from the Offering for general partnership purposes, including potential future acquisitions from Phillips 66 and third parties, as well as potential future expansion capital expenditures.

Revolving Credit Facility
On June 7, 2013, the Partnership entered into a $250 million senior unsecured revolving credit agreement (Credit Agreement) with a syndicate of financial institutions. On July 26, 2013, concurrent with the closing of the Offering, we closed the Credit Agreement. We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. The Credit Agreement has an initial five-year term beginning on the day we entered into the Credit Agreement, and we have the option to extend for two additional one-year terms, subject to certain conditions, including the consent of the lenders holding the majority of the commitments and each lender extending its individual commitment. The Credit Agreement includes sub-facilities for swingline loans and letters of credit. As of June 30, 2013, no amount had been drawn under this facility.

Table of Content

Outstanding borrowings under the Credit Agreement will bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The Credit Agreement also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date the Partnership entered into the Credit Agreement. Prior to our obtaining credit ratings, if ever, the pricing levels for the commitment fee and interest-rate margins will be based on our ratio of total debt to EBITDA (as described in the Credit Agreement) for the prior four fiscal quarters. After we obtain credit ratings, if ever, the pricing levels will be based on our credit ratings in effect from time to time. The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type, including a covenant that requires us to maintain a ratio of total debt to EBITDA for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). If an event of default occurs under the Credit Agreement and is continuing, the lenders may terminate their commitments and declare the amount of all outstanding borrowings, together with accrued interest and all fees, to be immediately due and payable. Among other things and until such time as we have an investment grade rating, we would not be able to make any cash distributions to our unitholders for so long as an event of default is continuing.

Commercial Agreements
In connection with the Offering, we entered into multiple commercial agreements with Phillips 66 and amended an existing commercial agreement with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products.

The commercial agreements with Phillips 66 include:

•
A 10-year transportation services agreement under which we charge Phillips 66 for transporting crude oil on our Clifton Ridge to Lake Charles Refinery pipeline, our Pecan Grove to Clifton Ridge pipeline and our Shell to Clifton Ridge pipeline.

•	A 10-year transportation services agreement under which we charge Phillips 66 for transporting diesel, gasoline and other refined petroleum products on our two 60-mile Sweeny to Pasadena pipelines.

•
A 23-year throughput and deficiency agreement under which we charge Phillips 66 for transporting gasoline, diesel, jet fuel and other refined petroleum products on our Wood River to Hartford pipeline and our Hartford to Explorer pipeline.

•
A 5-year terminal services agreement under which we charge Phillips 66 for offloading ships and barges at our Clifton Ridge ship dock and Pecan Grove barge dock and for unloading trucks and storing crude oil at our Clifton Ridge terminal.

•	A 5-year terminal services agreement under which we charge Phillips 66 for providing terminaling services at our Pasadena and Hartford terminals and at our Hartford barge dock.

Other than our Hartford Connector throughput and deficiency agreement (Hartford Connector T&D), each of our transportation services agreements includes a 10-year initial term, and Phillips 66 has the option to renew each agreement for up to two additional five-year terms. Our Hartford Connector T&D, which was amended in connection with the Offering, has a 23-year term that began in January 2008 and will expire on December 31, 2030. Each of our terminal services agreements includes a five-year initial term, and Phillips 66 has the option to renew each agreement for up to three additional five-year terms.

Under each of our transportation services agreements, if Phillips 66 fails to transport its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. If the minimum capacity of the pipeline(s) falls below the level of Phillips 66’s commitment at any time (other than outages caused by our planned maintenance) or if capacity on the pipeline(s) is required to be allocated among shippers as a result of volume nominations exceeding available capacity, Phillips 66’s minimum throughput commitment may be proportionately reduced until such time that the available capacity is sufficient to fulfill Phillips 66's minimum volume commitment. We may elect to adjust our tariffs on an annual basis and the new tariffs become effective in July of each year. Under each of our transportation services agreements other than our Hartford Connector T&D, if we agree to make any capital expenditures at Phillips 66’s request, Phillips 66 will reimburse us for, or we will have the right under certain circumstances to file for an increased tariff rate to recover, the actual amount we incur for such expenditures.

Table of Content

Under our terminal services agreements, Phillips 66 is obligated to throughput or store minimum volumes of crude oil and refined petroleum products and pay us terminaling fees, as well as fees for providing related ancillary services (such as ethanol and biodiesel blending and additive injection) at our terminals. If Phillips 66 fails to meet its minimum volume commitment on certain terminaling services during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in each agreement. Beginning on January 1, 2014, we may adjust our per-barrel fees annually on January 1 of each year.

These commercial agreements include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. Under all of our commercial agreements other than our Hartford Connector T&D, these events include Phillips 66 deciding to suspend refining operations at a refinery that is supported by our assets for at least 12 consecutive months, unless it publicly announces its intent to resume operations at a refinery prior to the expiration of the 12-month notice period, and, under all of our commercial agreements, these events include certain force majeure events that would prevent us or Phillips 66 from performing our respective obligations under the applicable agreement.

Other Agreements
In connection with the Offering, we entered into two storage and stevedoring services agreements with Phillips 66. Under these agreements, we provide Phillips 66 certain storage, stevedoring, sampling and testing services and such other services as we and Phillips 66 may mutually agree upon from time to time, and Phillips 66 commits to provide us with minimum storage volumes of lubricant base stocks at our Hartford and Pecan Grove terminals.

In connection with the Offering, we also entered into naphtha storage services agreements with WRB Refining LP and Phillips 66. Under these agreements, we will provide certain storage, sampling and testing services and such other services as we and WRB or Phillips 66, as applicable, may mutually agree upon from time to time, and WRB and Phillips 66 commit to provide us with minimum storage volumes of naphtha at our Hartford terminal.

Operational Services Agreement
In connection with the Offering, we entered into an operational services agreement with Phillips 66. Under this agreement, we reimburse Phillips 66 for providing certain operational services to us in support of our pipelines, terminaling and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time. The agreement has an initial term of five years and will continue in full force and effect thereafter unless terminated by either party.

Omnibus Agreement
In connection with the Offering, we entered into an omnibus agreement with Phillips 66, certain of its subsidiaries and our general partner. This agreement addresses our payment of an annual operating and administrative support fee, in an initial amount of $13.7 million (prorated for the first year of operations), and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. It also addresses our right of first offer to acquire Phillips 66’s direct one-third equity interest in each of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities related to the Contributed Assets, and the prefunding of certain projects by Phillips 66. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks.

Table of Content

Note 4—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2013	December 31 2012
Cost:
Land	$4.0	4.0
Buildings and improvements	6.1	5.4
Pipelines and related assets	36.0	35.9
Terminals and related assets	161.9	161.2
Construction-in-progress	2.5	1.7
Gross PP&E	210.5	208.2
Less: accumulated depreciation	(75.5)	(72.4)
Net PP&E	$135.0	135.8

There were no material impairments of PP&E for the three- and six-month periods of 2013 and 2012.

Note 5—Contingencies

From time to time, lawsuits involving a variety of claims that arise in the ordinary course of business may be filed against us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our combined financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Table of Content

Environmental
We are subject to federal, state and local environmental laws and regulations. When we prepare our combined financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At both June 30, 2013, and December 31, 2012, our combined balance sheet included a total environmental accrual of $0.3 million. Accrued environmental liabilities are expected to be paid over periods extending many years into the future. We have not reduced these accruals for possible insurance recoveries. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Our legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required.

Indemnification
Under the omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the Contributed Assets arising prior to the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities that occurred prior to the closing of the Offering and are identified before the fifth anniversary of the closing of the Offering, subject to a deductible of $0.1 million per claim before we are entitled to indemnification. Indemnification for litigation matters (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Contributed Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Contributed Assets to the extent Phillips 66 is not required to indemnify us.

Note 6—Employee Benefit Plans

Pension and Retirement Savings Plans
Employees of the Parent who directly or indirectly support our operations participate in the pension, postretirement health insurance, and defined contribution benefit plans sponsored by the Parent, which includes other Parent subsidiaries. Costs associated with benefit plans include the cost allocated to us from the Parent's Transportation organization and for employees of the Parent who are fully dedicated to supporting our business. Our share of pension and postretirement costs for the three and six months ended June 30, 2013, was $0.3 million and $0.5 million, respectively, compared with $0.4 million and $0.7 million for the corresponding periods of 2012. Our share of defined contribution benefit plan costs for the three and six months ended June 30, 2013, was $0.1 million and $0.2 million, respectively, compared with $0.1 million and $0.3 million for the same periods of 2012. These costs are included in either “General and administrative expenses” or “Operating and maintenance expenses” on our combined statement of income, depending on the nature of the employee’s role in our operations.

Stock-Based Compensation
Our Parent’s stock-based compensation programs primarily consist of stock options, restricted stock, restricted stock units and performance share units. The Parent recognizes stock-based compensation expense over the shorter of: (1) the service period (i.e., the time required to earn the award); or (2) the period beginning at the start of the service period and ending when an employee first becomes eligible for retirement, but not less than six months, which is the minimum time required for an award to not be subject to forfeiture. The Parent elected to recognize expense on a straight-line basis over the service period for the entire award, whether the award was granted with ratable or cliff vesting.

Certain employees of the Parent supporting our operations were historically granted these types of awards. We have allocated these expenses for stock-based compensation as part of the cost allocations to the Contributed Assets, including the costs of

Table of Content

certain employees of the Parent who are fully dedicated to supporting our business. These costs totaled $0.3 million and $0.4 million for the three and six months ended June 30, 2013, respectively, compared with $-0- and $0.1 million for the corresponding periods of 2012. Stock-based compensation expense is included in “General and administrative expenses” or “Operating and maintenance expenses” on our combined statement of income, depending on the nature of the employee’s role in our operations.

Note 7—Related Party Transactions

We are part of the consolidated operations of Phillips 66, and substantially all of our revenues are derived from transactions with Phillips 66 and its affiliates. The contractual rates used for these revenue transactions may be materially different than rates we might have received had they been transacted with third parties. Phillips 66 also provides substantial labor and overhead support for us as follows:

•	Direct charges related to Phillips 66 employees who oversee and run our day-to-day operations and are fully dedicated to supporting our business.

•	Indirect charges for executive oversight, accounting, treasury, tax, legal, procurement, engineering, logistics and information technology services.

The classification of these direct and indirect charges between general and administrative expenses and operating and maintenance expenses is based on the functional nature of the services being performed for our operations and is summarized as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Direct Charges:
General and administrative expenses	$0.5	—	0.6	—
Operating and maintenance expenses	1.0	1.0	1.9	2.0
Total direct charges	$1.5	1.0	2.5	2.0

Indirect Charges:
General and administrative expenses	$2.0	1.7	3.8	3.1
Operating and maintenance expenses	1.1	1.3	2.8	2.9
Total indirect charges	$3.1	3.0	6.6	6.0

Our management believes the indirect charges allocated to us were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented.

As of June 30, 2013, we had $0.2 million of accounts receivable from related parties, included in "Accounts receivable" on the combined balance sheet.

Table of Content

Note 8—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships.

Our provision for income taxes for the three- and six-month periods ended June 30, 2013, was $0.1 million and $0.2 million, respectively, the same as the corresponding periods of 2012. Our effective tax rate was 0.6 percent and 0.8 percent for the three- and six-month periods ended June 30, 2013, respectively, compared with 1.0 percent and 1.1 percent for the corresponding periods of 2012.

Table of Content

Item 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless the context otherwise indicates, all references to "Phillips 66 Partners LP," " the Partnership," "us," "our," "we," or similar expressions for time periods prior to the initial public offering (the Offering) refer to Phillips 66 Partners LP Predecessor, our predecessor for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity Phillips 66 Partners LP.

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the combined financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 24.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
Phillips 66 Partners LP (the Partnership) is a growth-oriented, traditional master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals and other transportation and midstream assets. On July 26, 2013, the Partnership completed its initial public offering (the Offering) of 18,888,750 common units (including 2,463,750 common units issued pursuant to the exercise of the underwriters' over-allotment option), representing limited partner interests. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by the Partnership with the U.S. Securities and Exchange Commission (SEC) and was declared effective on July 22, 2013. On July 23, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “PSXP.” Phillips 66 Partners LP Predecessor (our Predecessor) includes the assets, liabilities and results of operations of certain crude oil and refined petroleum product pipeline systems and associated terminal and storage assets, previously operated and owned by Phillips 66, prior to their contribution to the Partnership in connection with the Offering (as described in more detail below, the Contributed Assets).

On April 30, 2012, ConocoPhillips completed the separation of its downstream businesses into Phillips 66, which was incorporated in Delaware on November 10, 2011, in connection with, and in anticipation of, the separation. Accordingly, prior to April 30, 2012, our parent company was ConocoPhillips, and subsequent to April 30, 2012, our parent company has been Phillips 66. For ease of reference, we refer to Phillips 66 as our “Parent” for periods prior to April 30, 2012. For purposes of related party transactions, ConocoPhillips is not considered a related party for periods after April 30, 2012.

The Contributed Assets consist of:

•	Clifton Ridge crude system. A crude oil pipeline, terminal and storage system located in Sulphur, Louisiana, that is a primary source for delivery of crude oil to Phillips 66's Lake Charles Refinery.

•
Sweeny to Pasadena products system. A refined petroleum product pipeline, terminal and storage system extending from Phillips 66's Sweeny Refinery in Old Ocean, Texas, to our refined petroleum product terminal in Pasadena, Texas, and ultimately connecting to the Explorer and Colonial refined petroleum product pipeline systems and other third-party pipeline and terminal systems. This system is the primary distribution outlet for diesel and gasoline produced at Phillips 66's Sweeny Refinery.

•
Hartford Connector products system. A refined petroleum product pipeline, terminal and storage system located in Hartford, Illinois, that distributes diesel and gasoline produced at the Wood River Refinery (a refinery owned by a joint venture between Phillips 66 and Cenovus Energy Inc.) to third-party pipeline and terminal systems, including the Explorer pipeline system.

Table of Content

Basis of Presentation
The Partnership's combined financial statements included in this Quarterly Report on Form 10-Q were derived from the consolidated financial statements and accounting records of Phillips 66. These statements reflect the combined historical results of operations, financial position and cash flows of the Contributed Assets as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within our Predecessor have been eliminated. The assets and liabilities in these combined financial statements have been reflected on a historical cost basis, because immediately prior to the Offering, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The combined statement of income also included expense allocations for certain functions historically performed by Phillips 66 and not allocated to the Contributed Assets, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity method investments. Our management believes the assumptions underlying the combined financial statements, including the assumptions regarding allocation of expenses from Phillips 66, were reasonable. Nevertheless, the combined financial statements may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our combined results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods presented.

Phillips 66 uses a centralized approach to the cash management and financing of its operations. Prior to the Offering, the cash generated and used by our operations was transferred to Phillips 66 daily, and Phillips 66 funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Phillips 66 at the corporate level were not allocated to us for any of the periods presented. We reflected transfers of cash to and from Phillips 66's cash management system as a component of “Net investment” on our combined balance sheet, and as part of “Distributions to Parent” on our combined statement of cash flows. We have not included any interest expense for intercompany cash advances from Phillips 66, since historically Phillips 66 has not allocated interest expense related to intercompany advances to any of its businesses.

Initial Public Offering
On July 26, 2013, the Partnership closed the Offering of 18,888,750 common units to the public at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters.

In exchange for the Contributed Assets, Phillips 66 received:

•	16,328,362 common units and 35,217,112 subordinated units, representing an approximate aggregate 71.7 percent limited partner interest in us.

•	All of the incentive distribution rights.

•	1,437,433 general partner units, representing a 2.0 percent general partner interest.

The Partnership received estimated net proceeds of $404.6 million from the sale of the common units to the public, after deducting underwriting discounts and commissions, structuring fees and estimated offering expenses of approximately $29.8 million. After further deducting the estimated debt issuance costs of $0.2 million, the Partnership retained the remaining net proceeds of $404.4 million from the Offering for general partnership purposes, including potential future acquisitions from Phillips 66 and third parties, as well as potential future expansion capital expenditures.

Agreements with Phillips 66 and Related Parties
In connection with the Offering, we entered into multiple commercial agreements with Phillips 66, and amended an existing commercial agreement with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly volumes of crude oil and refined petroleum products. We also entered into several other agreements with Phillips 66 and WRB Refining LP associated with storage and stevedoring services, and an omnibus agreement and an operational services agreement with Phillips 66. See Note 3—Initial Public Offering, in the Notes to Combined Financial Statements, for a summary of these agreements.

Table of Content

How We Generate Revenue
We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals. We do not take ownership of the crude oil or refined petroleum products that we transport, terminal and store, and we do not engage in the trading of any commodities.

Most of our pipeline tariffs include a contractual loss allowance, which is calculated as a percentage of throughput volume multiplied by quoted market prices of the commodity being shipped. The amount of loss allowance recognized as revenue is independent of the actual volumetric gain/loss on the system, which we recognize as a decrease or increase, respectively, in operating and maintenance expenses. This revenue is subject to more volatility than our tariffs and terminaling fees, as it is directly dependent on commodity prices. As a result, the revenue we realize under our loss allowance provisions could increase or decrease as a result of changes in underlying commodity prices.

In connection with the Offering, we entered into multiple commercial agreements with Phillips 66 that include minimum volume commitments and inflation escalators and that initially are the source of substantially all of our revenues. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products. Although Phillips 66 has not historically been subject to minimum throughput commitments with respect to most of our pipeline systems and storage facilities, we expect that Phillips 66 will ship volumes in excess of its minimum volume commitment under the commercial agreements on most of our crude oil and refined product pipeline systems, and will terminal and store volumes in excess of its minimum volume commitments at most of our terminals and storage facilities.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance. These metrics are significant factors in assessing our operating results and profitability and include: (1) volumes (including pipeline throughput and storage terminal volumes); (2) operating and maintenance expenses; (3) net income (loss) before income taxes, net interest expense, depreciation and amortization (EBITDA); and (4) distributable cash flow.

Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil and refined petroleum products that we handle in our pipeline and terminal assets. These volumes are primarily affected by the supply of, and demand for, crude oil and refined petroleum products in the markets served directly or indirectly by our assets. Phillips 66 has committed to minimum volumes under the new commercial agreements.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), utility costs, and repairs and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. We will seek to manage our maintenance expenditures on our pipelines, terminals and storage facilities by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow, without compromising our commitment to safety and environmental stewardship.

Our operating and maintenance expenses will also be affected by volumetric gain/loss resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any crude oil or refined petroleum product volumetric gain/loss will be determined by reference to the monthly average reference price for the applicable commodity. Any gains and losses under these provisions will decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

Table of Content

EBITDA and Distributable Cash Flow
We define EBITDA as net income before income taxes, net interest expense, depreciation and amortization. Although we have not quantified distributable cash flow on a historical basis, after the closing of the Offering we intend to compute and present this measure and define it as EBITDA less net interest paid, maintenance capital expenditures and income taxes paid, plus deferred revenue from minimum volume commitments. Distributable cash flow will not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States of America (GAAP). EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our combined financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

•	Our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA, financing methods.

•	The ability of our business to generate sufficient cash to support our decision to make distributions to our unitholders.

•	Our ability to incur and service debt and fund capital expenditures.

•	The viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

We believe that the presentation of EBITDA provides useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA are net income and net cash provided by operating activities. EBITDA should not be considered as an alternative to GAAP net income or net cash provided by operating activities. EBITDA has important limitations as an analytical tool because it excludes some but not all items that affect net income and net cash provided by operating activities. EBITDA should not be considered in isolation or as a substitute for analysis of our results as reported under GAAP. Additionally, because EBITDA may be defined differently by other companies in our industry, our definition of EBITDA may not be comparable to similarly titled measures of other companies, thereby diminishing its utility.

Factors Affecting the Comparability of Our Financial Results
Our future results of operations may not be comparable to our historical results of operations for the reasons described below:

Revenues
Most of our revenues will be generated from the commercial agreements that we entered into with Phillips 66 in connection with the Offering and under which Phillips 66 agrees to pay us tariffs for transporting crude oil and refined petroleum products on our pipeline systems and fees for providing terminaling and storage services at our terminals and storage facilities. These contracts contain minimum volume commitments and, in many cases, tariffs and fees that are higher than our historical rates. Accordingly, we expect a significant increase in revenues in 2013 and future years compared to our historical revenues as a result of these new agreements.

Expenses
Our operating and maintenance and general and administrative expenses historically included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by Phillips 66, as well as certain overhead expenses allocated by ConocoPhillips through April 30, 2012. Allocations for operating and maintenance services included such items as engineering and logistics support. Allocations for general and administrative services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to us based on the nature of the expenses and our proportionate share of (1) net PP&E and equity-method investments or (2) pipeline miles. After the closing of the Offering, under our omnibus agreement and operational services agreement, Phillips 66 will continue to charge us a combination of direct and allocated charges for administrative and operational services, which are projected to be comparable in the near term to those charged for 2012.

Financing
There are differences in the way we will finance our operations as compared to the way our Predecessor financed its operations. Historically, our Predecessor’s operations were financed as part of Phillips 66’s (and, prior to April 30, 2012, ConocoPhillips’) integrated operations, and our Predecessor did not record any separate costs associated with financing its operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from Phillips 66 to satisfy its capital expenditure requirements. Following the closing of the Offering, we intend to make cash distributions to our unitholders at a minimum distribution rate of $0.2125 per unit per quarter ($0.85 per unit on an annualized basis). Based on the terms of our cash distribution policy, we expect that we will distribute to our unitholders and our general partner most of the

Table of Content

excess cash generated by our operations. We also expect that we will retain approximately $404.4 million from the net proceeds of the Offering for general partnership purposes, including potential future acquisitions from Phillips 66 and third parties, as well as potential future expansion capital expenditures. To the extent we do not fund acquisitions and expansion capital expenditures with proceeds from the Offering, we expect to fund them primarily from external sources, including borrowings under our $250 million revolving credit facility and future issuances of equity and debt securities.

Separation from ConocoPhillips
Effective April 30, 2012, ConocoPhillips engaged in a separation of its downstream businesses into an independent, publicly traded company, Phillips 66, through the distribution of Phillips 66 common stock to the stockholders of ConocoPhillips (the Separation). Phillips 66’s consolidated financial statements do not include all of the actual expenses that would have been incurred had Phillips 66 been a stand-alone company during periods prior to the Separation and may not reflect Phillips 66’s consolidated results of operations, financial position and cash flows had Phillips 66 been a stand-alone company during those periods. Actual costs that would have been incurred if Phillips 66 had been a stand-alone company depend upon multiple factors that include organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Separation, Phillips 66 began performing these functions using internal resources or services provided by third parties, certain of which were provided by ConocoPhillips during a transition period pursuant to a transition services agreement. As a result, our Predecessor’s historical financial statements for periods prior to the Separation do not include all of the actual expenses that would have been allocated to our Predecessor had Phillips 66 been a stand-alone company during periods prior to the Separation.

Business Environment
After completion of the Offering, we expect to initially generate substantially all of our revenue under long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. Because we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs and commercial agreements with Phillips 66. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of Phillips 66 or our other future customers. Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines, as well as demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals.

The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within our industry as an indicator for refining margins. The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) increased in the second quarter of 2013, compared with the first quarter of 2013, while it decreased as compared to the second quarter of 2012. The second-quarter 2013 domestic industry crack spread improved over the first quarter of 2013 primarily as a result of the larger decline in average crude prices compared with the decline in gasoline prices.  West Texas Intermediate (WTI) crude prices remained relatively flat compared with the first quarter of 2013; however, Brent and Light Louisiana Sweet (LLS) crude prices were down in the second quarter of 2013 due to an increase in global production. Clean product prices were impacted in the second quarter of 2013 by refinery expansions coming online, which increased supply while demand remained fairly flat.  The decline in the second-quarter 2013 domestic industry crack spread over the second quarter of 2012 was driven by a larger decline in gasoline prices compared with crude prices.  In addition, the larger decline in gasoline prices during the first half of 2013, compared with 2012, was primarily due to expansion in refining capacity.
U.S. crude production continued to increase, and limited infrastructure for takeaway options resulted in advantaged crude prices for U.S. refiners with access to these lower-cost crudes. Sustained pressure on inventories in the Midcontinent caused WTI crude to continue trading at a discount relative to crudes such as LLS and Brent during the six-month period of 2013. Refineries capable of processing WTI crude and crude oils that price relative to WTI, primarily the Midcontinent refineries, benefited from these lower regional feedstock prices.

Table of Content

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2013, is based on a comparison with the corresponding periods of 2012.

	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
	Millions of Dollars
Revenues
Transportation and storage services—related parties	$26.2	18.4	47.1	36.5
Transportation and storage services—third parties	—	0.1	0.1	0.2
Total revenues	26.2	18.5	47.2	36.7

Costs and Expenses
Operating and maintenance expenses	6.0	5.1	12.2	11.8
Depreciation	1.5	1.7	3.1	3.2
General and administrative expenses	2.5	1.7	4.4	3.1
Taxes other than income taxes	0.4	0.4	0.9	0.8
Total costs and expenses	10.4	8.9	20.6	18.9
Income before income taxes	15.8	9.6	26.6	17.8
Provision for income taxes	0.1	0.1	0.2	0.2
Net Income	$15.7	9.5	26.4	17.6

EBITDA	$17.3	11.3	29.7	21.0

	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines*
Crude oil throughput	296	208	298	200
Refined product throughput	252	296	215	289
Total	548	504	513	489

Terminals
Crude Oil
Storage volumes	211	172	215	161
Terminaling throughput	155	166	159	150
Refined products
Terminaling throughput	235	270	202	258
Total	601	608	576	569

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue per barrel	$0.30	0.26	0.29	0.26
Average terminaling and storage revenue per barrel	0.20	0.12	0.20	0.14
* Represents the sum of volumes transported through each separately tariffed pipeline segment.

Table of Content

The following tables present a reconciliation of EBITDA to net income and EBITDA to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2013	2012	2013	2012
Reconciliation of EBITDA to Net Income
Net income	$15.7	9.5	26.4	17.6
Add:
Depreciation	1.5	1.7	3.1	3.2
Provision for income taxes	0.1	0.1	0.2	0.2
EBITDA	$17.3	11.3	29.7	21.0

	Millions of Dollars
	Six Months Ended June 30
	2013	2012
Reconciliation of EBITDA to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$29.9	19.4
Add:
Changes in assets and liabilities	(0.4)	1.4
Provision for income taxes	0.2	0.2
EBITDA	$29.7	21.0

Income Statement Analysis

Revenues increased $7.7 million, or 42 percent, in the second quarter of 2013 and $10.5 million, or 29 percent, in the first six months of 2013. The increases were primarily attributable to:

•
Increased pipeline tariff rates in the second quarter and first six months of 2013, particularly on our Clifton Ridge crude pipelines. The tariff rates in the current periods were $0.0800, $0.0500 and $0.0100 per barrel for volumes transported on our Clifton Ridge to Lake Charles Refinery pipeline, our Shell to Clifton Ridge pipeline, and our Pecan Grove to Clifton Ridge pipeline, respectively, compared with $0.0050, $0.0025 and $0 per barrel in the same periods of 2012.

•
Higher revenues realized under our loss allowance provisions in the second quarter and first six months of 2013, mainly due to a newly established loss allowance provision on our Sweeny to Pasadena pipelines and higher pipeline throughput volumes on our Clifton Ridge crude pipelines.

•
Higher terminaling and storage fees in the second quarter and first six months of 2013, particularly at our Clifton Ridge terminal. Effective January 1, 2013, the structure of the fees we charge Phillips 66 for terminaling services provided at our Clifton Ridge terminal was changed, replacing a cost-plus arrangement with a fixed-fee, volume-based structure. Additionally, the terminaling and storage fees were further increased in June 2013.

•
Higher pipeline and terminaling throughput volume on our Clifton Ridge crude system, reflecting higher crude supply to the Lake Charles Refinery, primarily due to major maintenance turnaround activity at the refinery during the first half of 2012.

These increases were partially offset by lower pipeline and terminaling throughput volume on our Sweeny to Pasadena product system, reflecting lower refinery output at the Sweeny Refinery due to scheduled maintenance turnaround activity in the first quarter of 2013 and unplanned power outages during the first half of 2013.

Table of Content

Operating and maintenance expenses increased $0.9 million, or 18 percent, in the second quarter of 2013, and $0.4 million, or 3 percent, in the first six months of 2013. These increases were primarily attributable to higher maintenance costs associated with tank repairs at our Clifton Ridge, Pasadena and Hartford terminals, partially offset by lower pipeline maintenance costs on our Sweeny to Pasadena and Clifton Ridge pipelines. In addition, volumetric gains decreased operating and maintenance expenses by $0.7 million and $0.6 million in the second quarter and first six months of 2013, respectively, compared with $0.5 million and $0.4 million in the corresponding periods of 2012.

General and administrative expenses increased $0.8 million, or 47 percent, in the second quarter of 2013, and $1.3 million, or 42 percent, in the first six months of 2013. These increases primarily reflected allocated expenses associated with employees of Phillips 66 who are fully dedicated to supporting our business and higher allocations from Phillips 66 due to increased costs associated with being a stand-alone company subsequent to the Separation.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Historically, our sources of liquidity included cash generated from operations and funding from Phillips 66. Prior to the Offering, we participated in Phillips 66’s centralized cash management system; accordingly, our cash receipts were deposited in Phillips 66’s or its affiliates’ bank accounts, all cash disbursements were made from those accounts, and we maintained no bank accounts dedicated solely to our assets. As a result, our historical financial statements have reflected no cash balances. In connection with the Offering, we established separate bank accounts, but Phillips 66 will continue to provide treasury services on our general partner’s behalf under our omnibus agreement. We expect our ongoing sources of liquidity following the Offering to include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, to meet our long-term capital expenditure requirements, and to make quarterly cash distributions. We intend to pay a minimum quarterly distribution of $0.2125 per unit per quarter, which equates to $15.3 million per quarter, or $61.1 million per year in the aggregate, based on the number of common, subordinated and general partner units outstanding immediately after completion of the Offering. We do not have a legal obligation to pay this distribution.

Operating Activities
Our operations generated $29.9 million in cash from operations in the first six months of 2013, a 54 percent improvement over cash from operations of $19.4 million in the first six months of 2012. The improvement was driven by higher revenues due to higher tariffs and higher terminaling and storage fees, combined with favorable working capital impacts. These increases were partially offset by higher maintenance costs and increased general and administrative expenses. Working capital impacts primarily reflected timing of accounts payable balances between the corresponding periods.

Revolving Credit Facility
On June 7, 2013, we entered into a $250 million senior unsecured revolving credit agreement (Credit Agreement) with a syndicate of financial institutions. On July 26, 2013, concurrent with the closing of the Offering, we closed the Credit Agreement. We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. The Credit Agreement has an initial five-year term beginning on the day we entered into the Credit Agreement, and we have the option to extend for two additional one-year terms, subject to certain conditions, including the consent of the lenders holding the majority of the commitments and each lender extending its individual commitment. The Credit Agreement includes sub-facilities for swingline loans and letters of credit. As of June 30, 2013, no amount had been drawn under this facility.

Outstanding borrowings under the Credit Agreement will bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The Credit Agreement also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date we entered into the Credit Agreement. Prior to us obtaining credit ratings, if any, the pricing levels for the commitment fee and interest-rate margins will be based on our ratio of total debt to EBITDA (as described in the Credit Agreement) for the prior four fiscal quarters. After we obtain credit ratings, if ever, the pricing levels will be based on our credit ratings in effect from time to time. The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type, including a covenant that requires us to maintain a ratio of total debt to EBITDA for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). If an event of default occurs under the Credit Agreement and is continuing, the lenders may terminate their

Table of Content

commitments and declare the amount of all outstanding borrowings, together with accrued interest and all fees, to be immediately due and payable. Among other things and until such time as we have an investment grade rating, we would not be able to make any cash distributions to our unitholders for so long as an event of default is continuing.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Capital Requirements
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to acquire additional assets to grow our business, to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities.

Our capital expenditures for the first six months of 2013 and 2012 were $2.4 million and $7.0 million, respectively. The capital expenditures in the first six months of 2013 were primarily associated with the following activities:

•	Returning an idled tank back to service at our Hartford terminal, thereby increasing the terminal’s available capacity.

•	Installation of enhanced measurement and monitoring equipment on our Clifton Ridge crude system.

•	An upgrade of security equipment to comply with regulatory requirements at our Hartford terminal.

The capital expenditures in the first six months of 2012 were primarily directed toward the following activities:

•	Installation of biodiesel tanks and associated equipment at our Hartford and Pasadena terminals.

•	An upgrade of measurement equipment and installation of a new tank at our Clifton Ridge terminal.

•	Installation of enhanced monitoring equipment to improve leak detection and line balancing on our Sweeny to Pasadena pipelines.

We have forecasted capital expenditures to be approximately $9.0 million for the year ending December 31, 2013. Included in our planned 2013 capital expenditures is spending on our Clifton Ridge crude system, including the replacement of buried piping with above-ground piping, installation of enhanced measurement and monitoring equipment and modifications to improve optionality to receive a wider slate of crude oil grades; and on returning an idled tank back to service at our Hartford terminal.

We anticipate that these planned capital expenditures will be funded primarily with cash from operations, $3.0 million in prefunding from Phillips 66 for certain projects at our Clifton Ridge and Hartford terminals pursuant to our omnibus agreement, and, if necessary, borrowings under our Credit Agreement. We will initially rely primarily upon proceeds retained from the Offering to fund any significant future expansion capital expenditures. Thereafter, we expect to rely primarily upon external financing sources, including borrowings under our Credit Agreement and the issuance of debt and equity securities, to fund any significant future capital expenditures.

Contingencies
From time to time, lawsuits involving a variety of claims that arise in the ordinary course of business may be filed against us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

Table of Content

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our combined financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Regulatory Matters
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act and Energy Policy Act of 1992, and certain of our pipeline systems providing intrastate service are subject to rate regulation by applicable state authorities under their respective laws and regulations. Our pipelines and terminal operations are also subject to safety regulations adopted by the Department of Transportation, as well as to state regulations.

Legal and Tax Matters
Our legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Our legal organization employs a litigation management process to manage and monitor the legal proceedings against us. Our process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, our legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. In the case of income-tax-related contingencies, our tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

Environmental
We are subject to extensive federal, state and local environmental laws and regulations. These laws, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or require us to install additional pollution control equipment at or on our facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of governmental orders that may subject us to additional operational constraints.

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements for our various sites, including our pipelines and storage assets. The impact of legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity.

As with all costs, if these expenditures are not ultimately reflected in the tariffs and other fees we receive for our services, our operating results will be adversely affected. We believe that substantially all similarly situated parties and holders of comparable assets must comply with similar environmental laws and regulations. However, the specific impact on each may vary depending on a number of factors, including, but not limited to, the age and location of its operating facilities.

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal requirements regarding the environment; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations. Accrued liabilities for estimated site remediation costs to be incurred in the future at our facilities and properties have been included in our combined financial statements. At both June 30, 2013, and December 31, 2012, environmental liabilities of $0.3 million were accrued for historical releases of refined petroleum products at our Hartford terminal.

Table of Content

Indemnification
Under the omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the Contributed Assets arising prior to the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities that occurred prior to the closing of the Offering and are identified before the fifth anniversary of the closing of the Offering, subject to a deductible of $0.1 million per claim before we are entitled to indemnification. Indemnification for litigation matters (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Contributed Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Contributed Assets to the extent Phillips 66 is not required to indemnify us.

Table of Content

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. You can identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions.

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Phillips 66 to satisfy its obligations under our commercial and other agreements.

•	The volume of crude oil and refined petroleum products we transport.

•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices for crude oil and refined petroleum products.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of Phillips 66 and the business of its suppliers, customers, business partners and credit lenders.

•	Liabilities associated with the risks and operational hazards inherent in transporting, terminaling and storing crude oil and refined petroleum products.

•
Curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in the section entitled “Risk Factors” in the prospectus dated July 22, 2013, as filed with the SEC on July 24, 2013.

Table of Content

Item 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information about market risks for the three and six months ended June 30, 2013, does not differ materially from that disclosed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the prospectus related to the Offering of our common units dated July 22, 2013, as filed with the SEC on July 24, 2013.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our general partner's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2013, our general partner's Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the general partner's management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our general partner's Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION

Item 1.   LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our combined financial condition or results of operations. In addition, under our omnibus agreement, Phillips 66 will indemnify us for liabilities relating to litigation matters attributable to the ownership or operation of the assets contributed to us prior to the closing of our initial public offering (the Offering).

Item 1A.   RISK FACTORS

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the prospectus related to the Offering of our common units dated July 22, 2013, as filed with the U.S. Securities and Exchange Commission (SEC) on July 24, 2013.

Item 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On July 22, 2013, our registration statement on Form S-1 (SEC Registration No. 333-187582), as amended through the time of its effectiveness, that we filed with the SEC relating to the Offering was declared effective. J.P. Morgan Securities LLC and Morgan Stanley & Co. LLC served as representatives of the several underwriters for the Offering. On July 26, 2013, we closed the Offering of 18,888,750 common units (including 2,463,750 common units acquired under an over-allotment option that was fully exercised by the underwriters) at a price of $23.00 per common unit, resulting in gross proceeds of approximately $434.4 million. A summary of the proceeds received and the use of proceeds was as follows:

Millions of Dollars

Proceeds received from sale of common units	$434.4

Use of proceeds:
Underwriting discounts and commissions	26.0
Structuring fees and estimated offering expenses	3.8
Estimated debt issuance cost	0.2
Retained for general partnership purpose, including future acquisitions and expansion capital expenditures	404.4
Total	$434.4

Table of Content

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	First Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of July 26, 2013 between Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	3.1	7/26/2013	001-36011

10.1
Credit Agreement, dated as of June 7, 2013, among Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent, The Royal Bank of Scotland PLC and DNB Bank ASA, New York Branch, as co-syndication agents, Mizuho Corporate Bank, Ltd., The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PNC Bank, National Association, as co-documentation agents, and each of RBS Securities Inc., DNB Markets, Inc., Mizuho Corporate Bank, The Bank of Tokyo-Mitsubishi UFJ, Ltd. and PNC Capital Markets LLC, as joint lead arrangers and book runners, and the other commercial lending institutions parties thereto.
		S-1/A	10.1	6/27/2013	333-187582

10.2**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.3	Contribution, Conveyance and Assumption Agreement dated as of July 26, 2013, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Partners Holdings LLC, 66 Pipeline LLC, Phillips 66 Company, Phillips Texas Pipeline Company, Ltd., Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.1	7/30/2013	001-36011

10.4	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.5	Operational Services Agreement dated as of July 26, 2013, by and among Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.3	7/30/2013	001-36011

10.6	Transportation Services Agreement (Clifton Ridge) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.4	7/30/2013	001-36011

10.7	Transportation Services Agreement (Sweeny to Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.5	7/30/2013	001-36011

10.8	Amended and Restated Throughput and Deficiency Agreement (Hartford Connector) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.6	7/30/2013	001-36011

Table of Content

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.9***	Terminal Services Agreement (Clifton Ridge) dated as of July 26, 2013, between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.7	7/30/2013	001-36011

10.10***	Terminal Services Agreement (Hartford and Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.8	7/30/2013	001-36011

10.11	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.12* **	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.

10.13* **	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.
** Compensatory plan or arrangement.
*** Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

Table of Content

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

/s/ C. Doug Johnson
C. Doug Johnson Vice President and Controller (Chief Accounting and Duly Authorized Officer)

August 20, 2013