Form 10-Q
period 2013-09-30
PHILLIPS 66 PARTNERS LP
filed 2013-10-31
CIK 1572910

Table of Content

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2013
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 35,217,112 common units and 35,217,112 subordinated units outstanding as of October 25, 2013.

Table of Content

PHILLIPS 66 PARTNERS LP

Table of Content

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues
Transportation and terminaling services—related parties	$29.5	21.2	76.6	57.7
Transportation and terminaling services—third parties	—	0.1	0.1	0.3
Other income	0.1	—	0.1	—
Total revenues	29.6	21.3	76.8	58.0

Costs and Expenses
Operating and maintenance expenses	7.5	4.9	19.7	16.7
Depreciation	1.6	1.8	4.7	5.0
General and administrative expenses	2.5	2.3	6.9	5.4
Taxes other than income taxes	0.4	0.3	1.3	1.1
Interest and debt expense	0.1	—	0.1	—
Total costs and expenses	12.1	9.3	32.7	28.2
Income before income taxes	17.5	12.0	44.1	29.8
Provision for income taxes	0.2	0.1	0.4	0.3
Net Income	$17.3	11.9	43.7	29.5
Less: Predecessor income prior to initial public offering on July 26, 2013	5.4		31.8
Net income subsequent to initial public offering	11.9		11.9
Less: General partner's interest in net income subsequent to initial public offering	0.2		0.2
Limited partners' interest in net income subsequent to initial public offering	$11.7		11.7

Net Income Subsequent to Initial Public Offering Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.17		0.17
Subordinated units—Phillips 66	0.17		0.17

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	18,889		18,889
Common units—Phillips 66	16,328		16,328
Subordinated units—Phillips 66	35,217		35,217
See Notes to Consolidated Financial Statements.

Table of Content

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2013	December 31 2012
Assets
Cash and cash equivalents	$421.6	—
Accounts receivable—related parties	9.4	—
Accounts receivable—third parties	—	0.2
Materials and supplies	0.6	0.3
Other current assets	3.0	—
Total Current Assets	434.6	0.5
Net properties, plants and equipment	135.0	135.8
Goodwill	2.5	2.5
Deferred rentals—related parties	6.5	6.1
Total Assets	$578.6	144.9

Liabilities
Accounts payable—related parties	$5.0	—
Accounts payable—third parties	3.8	1.4
Payroll and benefits payable	—	0.2
Accrued property and other taxes	1.1	0.6
Other current liabilities	0.2	0.2
Total Current Liabilities	10.1	2.4
Asset retirement obligations	0.3	0.3
Accrued environmental costs	—	0.2
Deferred income taxes	0.1	—
Total Liabilities	10.5	2.9

Equity
Net investment	—	142.0
Common unitholders—public (18,888,750 units issued and outstanding)	407.5	—
Common unitholder—Phillips 66 (16,328,362 units issued and outstanding)	47.3	—
Subordinated unitholder—Phillips 66 (35,217,112 units issued and outstanding)	102.0	—
General partner—Phillips 66 (1,437,433 units issued and outstanding)	11.3	—
Total Equity	568.1	142.0
Total Liabilities and Equity	$578.6	144.9
See Notes to Consolidated Financial Statements.

Table of Content

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2013	2012
Cash Flows From Operating Activities
Net income	$43.7	29.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	4.7	5.0
Deferred rentals and other	—	(1.7)
Working capital adjustments
Decrease (increase) in accounts receivable	(9.2)	(0.2)
Decrease (increase) in materials and supplies	(0.3)	—
Decrease (increase) in other current assets	(3.0)	—
Increase (decrease) in accounts payable	7.4	(1.0)
Increase (decrease) in other accruals	0.2	—
Net Cash Provided by Operating Activities	43.5	31.6

Cash Flows From Investing Activities
Capital expenditures	(4.2)	(12.4)
Net Cash Used in Investing Activities	(4.2)	(12.4)

Cash Flows From Financing Activities
Net distributions to Phillips 66—prior to initial public offering	(25.0)	(19.2)
Project prefunding from Phillips 66	3.0	—
Proceeds from issuance of common units	434.4	—
Offering costs	(30.0)	—
Debt issuance costs	(0.1)	—
Net Cash Provided by (Used in) Financing Activities	382.3	(19.2)

Net Change in Cash and Cash Equivalents	421.6	—
Cash and cash equivalents at beginning of period	—	—
Cash and Cash Equivalents at End of Period	$421.6	—
See Notes to Consolidated Financial Statements.

.

Table of Content

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Net Investment	Total

December 31, 2011	$—	—	—	—	130.4	130.4
Net income	—	—	—	—	29.5	29.5
Net distributions to Phillips 66	—	—	—	—	(19.2)	(19.2)
September 30, 2012	$—	—	—	—	140.7	140.7

December 31, 2012	$—	—	—	—	142.0	142.0
Net income from January 1, 2013 through July 25, 2013	—	—	—	—	31.8	31.8
Net distributions to Phillips 66	—	—	—	—	(25.0)	(25.0)
Project prefunding from Phillips 66	—	—	—	—	3.0	3.0
July 25, 2013 (prior to initial public offering)	—	—	—	—	151.8	151.8
Allocation of net investment to unitholders	—	44.6	96.1	11.1	(151.8)	—
Proceeds from initial public offering, net of offering costs	404.4	—	—	—	—	404.4
Net income from July 26, 2013 through September 30, 2013	3.1	2.7	5.9	0.2	—	11.9
September 30, 2013	$407.5	47.3	102.0	11.3	—	568.1
See Notes to Consolidated Financial Statements.

Table of Content

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Description of the Business
Phillips 66 Partners LP (the Partnership) is a Delaware limited partnership formed on February 20, 2013, by Phillips 66 Company and Phillips 66 Partners GP LLC, both wholly owned subsidiaries of Phillips 66. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by the Partnership with the U.S. Securities and Exchange Commission (SEC) and was declared effective on July 22, 2013. On July 23, 2013, Phillips 66 Partners common units began trading on the New York Stock Exchange under the symbol “PSXP.” On July 26, 2013, the Partnership completed its initial public offering (the Offering) of 18,888,750 common units (including 2,463,750 common units issued pursuant to the exercise of the underwriters' over-allotment option) representing limited partner interests. After completion of the Offering, the Partnership includes the assets, liabilities and results of operations of certain crude oil and refined petroleum product pipeline systems and associated terminal and storage assets, previously operated and owned by Phillips 66 (as described in more detail below, the Contributed Assets). Prior to the Offering, the assets, liabilities and results of operations of the aforementioned assets related to Phillips 66 Partners LP Predecessor. Unless otherwise stated or the context otherwise indicates, all references to "Phillips 66 Partners," " the Partnership," "us," "our," "we," or similar expressions for time periods prior to the Offering refer to Phillips 66 Partners LP Predecessor, "our Predecessor" for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity Phillips 66 Partners LP.

On April 30, 2012, ConocoPhillips completed the separation of its downstream businesses into Phillips 66. Accordingly, prior to April 30, 2012, the parent company of our Predecessor was ConocoPhillips, and subsequent to April 30, 2012, the parent company of our Predecessor has been Phillips 66. For ease of reference, we refer to Phillips 66 as our Predecessor's parent for the periods prior to April 30, 2012. For purposes of related party transactions, ConocoPhillips is not considered a related party for periods after April 30, 2012.

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

Basis of Presentation
For the periods prior to the Offering on July 26, 2013, the financial statements included in this Quarterly Report on Form 10-Q were derived from the financial statements and accounting records of Phillips 66. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Contributed Assets as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within our Predecessor have been eliminated. The assets and liabilities in these financial statements have been reflected on a historical cost basis, because immediately prior to the Offering, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The statement of income for the periods prior to the Offering includes expense allocations for certain functions historically performed by Phillips 66 and not previously allocated to the Contributed Assets, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal,

Table of Content

information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity method investments. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial statements for periods prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering.

All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our consolidated statement of income for the three months ended September 30, 2013, consists of the consolidated results of the Partnership for the period from July 26, 2013, through September 30, 2013, and the combined results of our Predecessor for the period from July 1, 2013, through July 25, 2013. Our consolidated statement of income for the nine months ended September 30, 2013, consists of the consolidated results of the Partnership for the period from July 26, 2013, through September 30, 2013, and the combined results of our Predecessor for the period from January 1, 2013, through July 25, 2013. Our consolidated statement of income for the three and nine months ended September 30, 2012, consists entirely of the combined results of our Predecessor.

•	Our consolidated balance sheet at September 30, 2013, consists of the consolidated balances of the Partnership, while at December 31, 2012, it consists of the combined balances of our Predecessor.

•
Our consolidated statement of cash flows for the nine months ended September 30, 2013, consists of the consolidated results of the Partnership for the period from July 26, 2013, through September 30, 2013, and the combined results of our Predecessor for the period from January 1, 2013, through July 25, 2013. Our consolidated statement of cash flows for the nine months ended September 30, 2012, consists entirely of the combined results of our Predecessor.

•
Our consolidated statement of changes in equity for the nine months ended September 30, 2013, consists of both the combined activity for our Predecessor prior to July 26, 2013, and the consolidated activity for the Partnership completed at and subsequent to the Offering on July 26, 2013. Our consolidated statement of changes in equity for the nine months ended September 30, 2012, consists entirely of the combined activity of our Predecessor.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our consolidated financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited combined financial statements and notes thereto for the year ended December 31, 2012, and the interim financial information for the quarterly period ended March 31, 2013, both included in the prospectus dated July 22, 2013, as filed with the SEC on July 24, 2013, as well as in conjunction with the interim financial information in our report on Form 10-Q for the quarterly period ended June 30, 2013. The results of operations for the three and nine months ended September 30, 2013, are not necessarily indicative of the results to be expected for the full year.

Table of Content

Note 3—Initial Public Offering

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

The Partnership received net proceeds of $404.4 million from the sale of the common units to the public, after deducting underwriting discounts and commissions, structuring fees and other offering costs of $30.0 million. The Partnership retained the net proceeds from the Offering for general partnership purposes, including potential future acquisitions from Phillips 66 and third parties, as well as potential future expansion capital expenditures.

Note 4—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2013	December 31 2012
Cost:
Land	$4.0	4.0
Buildings and improvements	6.2	5.4
Pipelines and related assets	35.9	35.9
Terminals and related assets	162.7	161.2
Construction-in-progress	3.3	1.7
Gross PP&E	212.1	208.2
Less: accumulated depreciation	(77.1)	(72.4)
Net PP&E	$135.0	135.8

There were no material impairments of PP&E for the three- and nine-month periods ended September 30, 2013 and 2012.

Note 5—Debt

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

Table of Content

Commitment fees began to accrue beginning on the date we entered into the Credit Agreement. Prior to our obtaining credit ratings, if ever, the pricing levels for the commitment fee and interest-rate margins will be based on our ratio of total debt to EBITDA (as described in the Credit Agreement) for the prior four fiscal quarters. After we obtain credit ratings, if ever, the pricing levels will be based on our credit ratings in effect from time to time. The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type, including a covenant that requires us to maintain a ratio of total debt to EBITDA for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). If an event of default occurs under the Credit Agreement and is continuing, the lenders may terminate their commitments and declare the amount of all outstanding borrowings, together with accrued interest and all fees, to be immediately due and payable. Among other things and until such time as we have an investment grade rating, we would not be able to make any cash distributions to our unitholders for so long as an event of default is continuing. As of September 30, 2013, no amount had been drawn under the Credit Agreement.

Note 6—Net Income Per Limited Partner Unit

Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the Offering by the weighted-average number of common units and subordinated units outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, and incentive distribution rights. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the periods presented.

On October 23, 2013, the Board of Directors of our general partner declared our prorated initial quarterly cash distribution for the period July 26, 2013, through September 30, 2013, of $0.1548 per unit, or $11.1 million in total. This distribution is payable November 13, 2013, to unitholders of record as of November 4, 2013.

	Millions of Dollars
	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013

Net income subsequent to the Offering	$11.9	11.9
Less: General partner’s distribution declared	0.2	0.2
Limited partners' distribution declared on common units*	5.4	5.4
Limited partner's distribution declared on subordinated units*	5.5	5.5
Distribution less than (in excess of) net income subsequent to the Offering	$0.8	0.8
*Common and subordinated unitholders, as a group, will each receive distributions totaling $5.45 million. Differences in the above table are due to rounding impacts.

Table of Content

	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
Three Months Ended September 30, 2013
Net income subsequent to the Offering:
Distribution declared* (millions)	$0.2	5.4	5.5	11.1
Distribution less than (in excess of) net income subsequent to the Offering (millions)	—	0.4	0.4	0.8
Net income subsequent to the Offering (millions)	$0.2	5.8	5.9	11.9

Weighted average units outstanding:
Basic	1,437,433	35,217,112	35,217,112	71,871,657
Diluted	1,437,433	35,217,112	35,217,112	71,871,657

Net income per limited partner unit:
Basic		$0.17	0.17
Diluted		0.17	0.17

Nine Months Ended September 30, 2013
Net income subsequent to the Offering:
Distribution declared* (millions)	$0.2	5.4	5.5	11.1
Distribution less than (in excess of) net income subsequent to the Offering (millions)	—	0.4	0.4	0.8
Net income subsequent to the Offering (millions)	$0.2	5.8	5.9	11.9

Weighted average units outstanding:
Basic	1,437,433	35,217,112	35,217,112	71,871,657
Diluted	1,437,433	35,217,112	35,217,112	71,871,657

Net income per limited partner unit:
Basic		$0.17	0.17
Diluted		0.17	0.17
*Common and subordinated unitholders, as a group, will each receive distributions totaling $5.45 million. Differences in the above table are due to rounding impacts.

Note 7—Contingencies

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

As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include any contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be

Table of Content

required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Environmental
We are subject to federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency (EPA) or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At December 31, 2012, our Predecessor recorded a total environmental accrual of $0.3 million. Pursuant to our omnibus agreement, Phillips 66 indemnifies us for these environmental liabilities. As of September 30, 2013, we did not have any accrued environmental liabilities. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66's legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66's legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2013, we did not have any accrued contingent liabilities.

Indemnification
Under our omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the Contributed Assets prior to the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to a deductible of $0.1 million per claim before we are entitled to indemnification. Indemnification for litigation matters (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Contributed Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Contributed Assets to the extent Phillips 66 is not required to indemnify us.

Table of Content

Note 8—Leases

In connection with the Offering, we entered into certain transportation services agreements and terminal services agreements with Phillips 66 that are considered operating leases under U.S. generally accepted accounting principles. See Note 11—Related Party Transactions for additional information on these agreements. These agreements include escalation clauses to adjust transportation tariffs and terminaling fees to reflect changes in price indices. Revenues from these agreements are recorded within "Transportation and terminaling services—related parties" on our consolidated statement of income.

As of September 30, 2013, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars

2014	$95.2
2015	95.2
2016	95.5
2017	95.3
2018	76.7
2019 and thereafter	350.6
Total	$808.5

Note 9—Employee Benefit Plans

Employees of Phillips 66 who directly or indirectly support our operations participate in the pension, postretirement health insurance, and defined contribution benefit plans sponsored by Phillips 66, which includes other subsidiaries of Phillips 66. Prior to the Offering, costs associated with benefit plans included the cost allocated to us from Phillips 66's transportation organization and for employees of Phillips 66 who are fully dedicated to supporting our business. Our Predecessor recorded its share of pension and postretirement costs of $0.1 million and $0.6 million for the period from July 1, 2013, through July 25, 2013, and the period from January 1, 2013, to July 25, 2013, respectively, compared with $0.2 million and $0.9 million for the three and nine months ended September 30, 2012. Our Predecessor's share of defined contribution benefit plan costs for the period from July 1, 2013, through July 25, 2013, and the period from January 1, 2013, through July 25, 2013, was $0.1 million and $0.3 million, respectively, compared with $0.2 million and $0.5 million for the three and nine months ended September 30, 2012. These costs are included in either “General and administrative expenses” or “Operating and maintenance expenses” on our consolidated statement of income, depending on the nature of the employee’s role in our operations.

Note 10—Unit-Based Compensation

The Board of Directors of our general partner adopted the Phillips 66 Partners LP 2013 Incentive Compensation Plan (the ICP Plan) in the third quarter of 2013.  Awards under the ICP Plan are available for officers, directors and employees of the general partner or its affiliates, and any consultants or other individuals who perform services for the Partnership.  The ICP Plan allows for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards.  The ICP Plan limits the number of common units that may be delivered pursuant to awards to 2,500,000, subject to proportionate adjustment in the event of unit splits and similar events.

Through September 30, 2013, only phantom units have been issued under the ICP Plan.  A phantom unit entitles the grantee to receive cash equal to the fair market value of a common unit on the settlement date.  From July 26, 2013, through September 30, 2013, 2,171 phantom units were granted to three non-employee directors of Phillips 66 Partners. Phantom units granted to non-employee directors vest immediately at the time of the grant, because they are non-forfeitable.  These phantom units do not convey voting rights, but recipients of these units do participate in quarterly cash distributions, receiving, for each unit held, cash equal to any cash distribution paid on a common unit between the grant date and the date that the phantom units are settled.

Table of Content

Note 11—Related Party Transactions

Commercial Agreements
We entered into multiple commercial agreements with Phillips 66 and amended an existing commercial agreement with Phillips 66 at the closing of the Offering. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products.

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

These commercial agreements include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. Under all of our commercial agreements other than our Hartford Connector T&D, these events include Phillips 66 deciding to completely suspend refining operations at a refinery that is supported by our assets for at least twelve consecutive months, unless it publicly announces its intent to resume operations at a refinery prior to the expiration of the 12-month notice period, and, under all of our commercial agreements, these events include certain force majeure events that would prevent us or Phillips 66 from performing our respective obligations under the applicable agreement.

Table of Content

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

With respect to periods prior to the Offering, our Predecessor was part of the consolidated operations of Phillips 66, and substantially all of our Predecessor's revenues were derived from transactions with Phillips 66 and its affiliates. The contractual rates used for these revenue transactions may be materially different than rates we might have received had they been transacted with third parties. With effect from the Offering, we entered into several commercial agreements with Phillips 66 as discussed above, under which Phillips 66 pays us fees for transporting, terminaling and storing crude oil and refined products.

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

Related Party Transactions
Significant related-party transactions included in general and administrative expenses and operating and maintenance expenses were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012

General and administrative expenses	$2.5	2.3	6.9	5.4
Operating and maintenance expenses	2.6	1.7	6.7	6.2
Total	$5.1	4.0	13.6	11.6

Our management believes the charges allocated to our Predecessor prior to the Offering were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone publicly traded partnership for periods prior to the Offering.

Subsequent to the Offering, we pay Phillips 66 an operational and administrative support fee under the terms of our omnibus agreement, initially in the amount of $13.7 million (payable in equal monthly installments and prorated for the first year of service), for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility

Table of Content

services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms in our omnibus agreement. Under our operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also included volumetric gains/losses associated with volumes transported by Phillips 66. The classification of these charges between general and administrative expenses and operating and maintenance expenses is based on the functional nature of the services being performed for our operations.

Note 12—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from laws in certain states that apply to entities organized as partnerships.

Our provision for income taxes was $0.2 million and $0.4 million for the three- and nine-month periods ended September 30, 2013, respectively, compared with $0.1 million and $0.3 million for the corresponding periods of 2012. Our effective tax rate was 1.1 percent and 0.9 percent for the three- and nine-month periods ended September 30, 2013, respectively, compared with 0.8 percent and 1.0 percent for the corresponding periods of 2012.

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

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 26.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
Phillips 66 Partners LP (the Partnership) is a growth-oriented master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and NGL pipelines and terminals and other transportation and midstream assets. On July 23, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “PSXP.” On July 26, 2013, the Partnership completed its initial public offering (the Offering) of 18,888,750 common units representing limited partner interests. Phillips 66 Partners LP Predecessor (our Predecessor) includes the assets, liabilities and results of operations of certain crude oil and refined petroleum product pipeline systems and associated terminal and storage assets, previously operated and owned by Phillips 66, prior to their contribution to the Partnership in connection with the Offering (as described in more detail below, the Contributed Assets).

On April 30, 2012, ConocoPhillips completed the separation of its downstream businesses into Phillips 66. Accordingly, prior to April 30, 2012, the parent company of our Predecessor was ConocoPhillips, and subsequent to April 30, 2012, the parent company of our Predecessor has been Phillips 66. For ease of reference, we refer to Phillips 66 as our Predecessor's parent for the periods prior to April 30, 2012. For purposes of related party transactions, ConocoPhillips is not considered a related party for periods after April 30, 2012.

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

Table of Content

In connection with the Offering, we entered into multiple commercial agreements with Phillips 66, and amended an existing commercial agreement with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products. We also entered into several other agreements with Phillips 66 and WRB Refining LP associated with storage and stevedoring services, and an omnibus agreement and an operational services agreement with Phillips 66. See Note 11—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of these agreements.

Basis of Presentation
For the periods prior to the Offering on July 26, 2013, the financial statements included in this Quarterly Report on Form 10-Q were derived from the financial statements and accounting records of Phillips 66. These financial statements reflect the combined historical results of operations, financial position and cash flows of the Contributed Assets as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within our Predecessor have been eliminated. The assets and liabilities in these financial statements have been reflected on a historical cost basis, because immediately prior to the Offering, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The combined statement of income also includes expense allocations for certain functions historically performed by Phillips 66 and not allocated to the Contributed Assets, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity method investments. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial statements for periods prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering. All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of Phillips 66 Partners LP.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance, including: (1) volumes (including pipeline throughput and storage terminal volumes); (2) operating and maintenance expenses; (3) net income (loss) before income taxes, net interest expense, depreciation and amortization (EBITDA); and (4) distributable cash flow.

Volumes
The amount of revenue we generate primarily depends on the volumes of crude oil and refined petroleum products that we handle in our pipeline and terminal assets. These volumes are primarily affected by the supply of, and demand for, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum volumes under our commercial agreements.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), utility costs, and repairs and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. We uphold high standards of safety and environmental stewardship, and seek to manage our maintenance expenditures on our pipelines, terminals and storage facilities by scheduling maintenance over time to avoid significant variability in our maintenance expenditures and minimize their impact on our cash flow.

Our operating and maintenance expenses are also affected by volumetric gain/loss resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any crude oil or refined petroleum product volumetric gain/loss is determined by reference to the monthly average reference price for the applicable commodity. Any gains and losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

Table of Content

EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization. Distributable cash flow is generally defined as EBITDA less net interest paid, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue from minimum volume commitments. Distributable cash flow does not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States of America (GAAP). EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may use to assess:

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

We believe that the presentation of EBITDA and distributable cash flow provide useful information to investors in assessing our financial condition and results of operations. The GAAP measures most directly comparable to EBITDA and distributable cash flow are net income and net cash provided by operating activities. EBITDA and distributable cash flow should not be considered as alternatives to GAAP net income or net cash provided by operating activities. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. EBITDA and distributable cash flow should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Affecting the Comparability of Our Financial Results
Our results of operations subsequent to the Offering may not be comparable to our Predecessor's historical results of operations for the reasons described below:

Revenues
Subsequent to the Offering, most of our revenues are generated from the commercial agreements that we entered into with Phillips 66 in connection with the Offering and under which Phillips 66 agrees to pay us tariffs for transporting crude oil and refined petroleum products on our pipeline systems and fees for providing terminaling and storage services at our terminals and storage facilities. These contracts contain minimum volume commitments and, in many cases, tariffs and fees that are higher than our Predecessor's historical rates. Accordingly, we expect a revenue increase during 2013 and future years compared to our Predecessor's historical revenues as a result of these new agreements.

Expenses
Prior to the Offering, our Predecessor's operating and maintenance and general and administrative expenses included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by Phillips 66, as well as certain overhead expenses allocated by ConocoPhillips through April 30, 2012. Allocations for operating and maintenance services included such items as engineering and logistics support. Allocations for general and administrative services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our proportionate share of (1) net PP&E and equity-method investments or (2) pipeline miles. Subsequent to the Offering, under our omnibus agreement and operational services agreement, Phillips 66 continues to charge us a combination of fixed and reimbursable charges for administrative and operational services, which are projected to be comparable in the near term to those charged for 2012. We also incur incremental general and administrative expenses as a result of being a stand-alone publicly traded partnership, as well as incremental insurance costs.

Financing
There are differences in the way we finance our operations as compared to the way our Predecessor financed our operations. Historically, our Predecessor’s operations were financed as part of Phillips 66’s (and, prior to April 30, 2012, ConocoPhillips’) integrated operations, and our Predecessor did not record any separate costs associated with financing our operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from Phillips 66 to

Table of Content

satisfy its capital expenditure requirements. Subsequent to the Offering, we intend to make cash distributions to our unitholders at a minimum distribution rate of $0.2125 per unit per quarter ($0.85 per unit on an annualized basis). Based on the terms of our cash distribution policy, we will distribute to our unitholders and our general partner most of the excess cash generated by our operations. We retained approximately $404.4 million from the net proceeds of the Offering for general partnership purposes, including potential future acquisitions from Phillips 66 and third parties, as well as potential future expansion capital expenditures. To the extent we do not fund acquisitions and expansion capital expenditures with proceeds from the Offering, we will fund them primarily from external sources, including borrowings under our $250 million revolving credit facility and future issuances of equity and debt securities.

Separation of Phillips 66 from ConocoPhillips
Effective April 30, 2012, ConocoPhillips engaged in a separation of its downstream businesses into an independent, publicly traded company, Phillips 66, through the distribution of Phillips 66 common stock to the stockholders of ConocoPhillips (the Separation). Phillips 66’s consolidated financial statements do not include all of the actual expenses that would have been incurred had Phillips 66 been a stand-alone company during periods prior to the Separation and may not reflect Phillips 66’s consolidated results of operations, financial position and cash flows had Phillips 66 been a stand-alone company during those periods. Actual costs that would have been incurred if Phillips 66 had been a stand-alone company depend upon multiple factors that include organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the Separation, Phillips 66 began performing these functions using internal resources or services provided by third parties, certain of which were provided by ConocoPhillips during a transition period pursuant to a transition services agreement. As a result, our Predecessor’s historical financial statements for periods prior to the Separation do not include all of the actual expenses that would have been allocated to our Predecessor had Phillips 66 been a stand-alone company during periods prior to the Separation.

Business Environment
Subsequent to the Offering, we generate substantially all of our revenue under long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. Because we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs described in our commercial agreements with Phillips 66. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of Phillips 66 or our other future customers. Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines, as well as demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals.

The crack spread is a measure of the difference between market prices for refined petroleum products and crude oil, and it is used within the refining industry as an indicator for refining margins.  The U.S. 3:2:1 crack spread (three barrels of crude oil producing two barrels of gasoline and one barrel of diesel) decreased in the third quarter of 2013, compared with both the second quarter of 2013 and the third quarter of 2012.  The current-quarter declines were largely due to higher crude prices. West Texas Intermediate (WTI) increased compared with both the second quarter of 2013 and the third quarter of 2012. Lower gasoline and distillate prices also contributed to the current-quarter decline compared with the third quarter of 2012.

U.S. crude production continued to increase. However, strong production growth did not pressure crude prices during the third quarter, as WTI continued to increase through the first nine months of 2013. The differential between WTI and Brent narrowed during the current quarter, resulting from increased pipeline outlets from Cushing to the Gulf Coast region, as well as tightened light crude balances in the Midcontinent region due to unplanned Canadian crude upgrader outages.

Table of Content

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2013, is based on a comparison with the corresponding periods of 2012.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Revenues
Transportation and terminaling services—related parties	$29.5	21.2	76.6	57.7
Transportation and terminaling services—third parties	—	0.1	0.1	0.3
Other income	0.1	—	0.1	—
Total revenues	29.6	21.3	76.8	58.0

Costs and Expenses
Operating and maintenance expenses	7.5	4.9	19.7	16.7
Depreciation	1.6	1.8	4.7	5.0
General and administrative expenses	2.5	2.3	6.9	5.4
Taxes other than income taxes	0.4	0.3	1.3	1.1
Interest and debt expense	0.1	—	0.1	—
Total costs and expenses	12.1	9.3	32.7	28.2
Income before income taxes	17.5	12.0	44.1	29.8
Provision for income taxes	0.2	0.1	0.4	0.3
Net Income	$17.3	11.9	43.7	29.5
Less: Predecessor income prior to initial public offering on July 26, 2013	5.4		31.8
Net income subsequent to initial public offering	11.9		11.9
Less: General partner's interest in net income subsequent to initial public offering	0.2		0.2
Limited partners' interest in net income subsequent to initial public offering	$11.7		11.7

EBITDA	$19.2	13.8	48.9	34.8

Distributable cash flow subsequent to initial public offering	$12.6		12.6

Table of Content

	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines*
Crude oil throughput	249	270	282	223
Refined product throughput	300	285	243	287
Total	549	555	525	510

Terminals
Crude Oil
Storage volumes	195	219	208	180
Terminaling throughput	173	198	164	165
Refined Products
Terminaling throughput	264	245	223	253
Total	632	662	595	598

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue per barrel	$0.34	0.28	0.31	0.27
Average terminaling and storage revenue per barrel	0.21	0.11	0.20	0.13
*Represents the sum of volumes transported through each separately tariffed pipeline segment.

The following tables present reconciliations of EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2013	2012	2013	2012
Reconciliation to Net Income
Net income	$17.3	11.9	43.7	29.5
Add:
Depreciation	1.6	1.8	4.7	5.0
Net interest expense	—	—	—	—
Amortization of deferred rentals	0.1	—	0.1	—
Provision for income taxes	0.2	0.1	0.4	0.3
EBITDA	19.2	13.8	48.9	34.8
Less:
Predecessor EBITDA prior to initial public offering on July 26, 2013	6.0		35.7
EBITDA subsequent to initial public offering	13.2		13.2
Plus:
Adjustments related to minimum volume commitments	0.1		0.1
Phillips 66 prefunded projects	0.3		0.3
Less:
Net interest paid	0.1		0.1
Income taxes paid	—		—
Maintenance capital expenditures	0.9		0.9
Distributable cash flow subsequent to initial public offering	$12.6		12.6

Table of Content

	Millions of Dollars
	Nine Months Ended September 30
	2013	2012
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$43.5	31.6
Add:
Net interest expense	—	—
Provision for income taxes	0.4	0.3
Changes in working capital	4.9	1.2
Deferred rentals and other	0.1	1.7
EBITDA	48.9	34.8
Less:
Predecessor EBITDA prior to initial public offering on July 26, 2013	35.7
EBITDA subsequent to initial public offering	13.2
Plus:
Adjustments related to minimum volume commitments	0.1
Phillips 66 prefunded projects	0.3
Less:
Net interest paid	0.1
Income taxes paid	—
Maintenance capital expenditures	0.9
Distributable cash flow subsequent to initial public offering	$12.6

Statement of Income Analysis

Revenues increased $8.3 million, or 39 percent, in the third quarter of 2013, and $18.8 million, or 32 percent, in the first nine months of 2013. These increases were primarily attributable to:

•
Increased pipeline tariff rates in the third quarter and first nine months of 2013, particularly on our Clifton Ridge crude pipelines. The tariff rates in the first six months of 2013 were $0.0800, $0.0500 and $0.0100 per barrel for volumes transported on our Clifton Ridge to Lake Charles Refinery pipeline, our Shell to Clifton Ridge pipeline, and our Pecan Grove to Clifton Ridge pipeline, respectively, compared with $0.0050, $0.0025 and $0 per barrel in 2012. Effective in July 2013, tariff rates were further increased 5 percent on our Clifton Ridge crude pipelines and Sweeny to Pasadena product pipelines, and 2 percent on our Hartford Connector product pipelines.

•
Higher revenues realized under the loss allowance provisions in the third quarter and first nine months of 2013, mainly due to a newly established loss allowance provision on our Sweeny to Pasadena pipelines and higher loss allowance revenues on our Clifton Ridge pipelines.

•
Higher terminaling and storage fees in the third quarter and first nine months of 2013, particularly at our Clifton Ridge terminal. Effective January 1, 2013, the structure of the fees we charge Phillips 66 for terminaling services provided at our Clifton Ridge terminal was changed, replacing a cost-plus arrangement with a fixed-fee, volume-based structure. The terminaling and storage fees were further increased in June 2013.

For the three-month period, these increases were partially offset by lower pipeline and terminaling throughput volume on our Clifton Ridge crude system, as a result of lower crude supply to the Lake Charles Refinery due to scheduled maintenance turnaround activity in the third quarter of 2013. We expect throughput volumes to be impacted by scheduled refinery maintenance in the fourth quarter as well.

For the nine-month period, these increases were partially offset by lower pipeline and terminaling throughput volume on our Sweeny to Pasadena products system, reflecting lower refinery output at the Sweeny Refinery due to scheduled maintenance turnaround activity in the first quarter of 2013 and unplanned power outages during the first half of 2013.

Table of Content

Operating and maintenance expenses increased $2.6 million, or 53 percent, in the third quarter of 2013, and $3.0 million, or 18 percent, in the first nine months of 2013.

For the three-month period, the increase was primarily attributable to dredging work at our Clifton Ridge marine terminal, and tank maintenance costs at our Pasadena and Hartford terminals, as well as insurance expenses associated with operating as a stand-alone publicly traded partnership.

For the nine-month period, the increase was mainly due to tank maintenance costs at our Pasadena and Hartford terminals, and dredging work and tank repairs at our Clifton Ridge marine terminal, as well as insurance expenses associated with operating as a stand-alone publicly traded partnership. These increases were partially offset by lower pipeline maintenance costs on our Sweeny to Pasadena and Clifton Ridge pipelines.

In addition, operating and maintenance expenses were partially offset by volumetric gains of $0.5 million and $1.1 million in the third quarter and first nine months of 2013, respectively, compared with $0.7 million and $1.1 million in the corresponding periods of 2012.

General and administrative expenses increased $0.2 million, or 9 percent, in the third quarter of 2013, and $1.5 million, or 28 percent, in the first nine months of 2013. These increases primarily reflected incremental expenses associated with operating as a stand-alone publicly traded partnership, and higher allocations from Phillips 66 due to Phillips 66's increased costs associated with being a stand-alone company subsequent to its separation from ConocoPhillips.

Interest and debt expense increased $0.1 million in the three- and nine-month periods ended September 30, 2013. In connection with the Offering, we entered into a $250 million senior unsecured revolving credit facility. The $0.1 million of interest and debt expense was comprised of commitment fees and amortization of debt issuance costs.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Historically, our Predecessor's sources of liquidity included cash generated from operations and funding from Phillips 66. Prior to the Offering, our Predecessor participated in Phillips 66’s centralized cash management system; accordingly, the cash receipts were deposited in Phillips 66’s or its subsidiaries’ bank accounts, all cash disbursements were made from those accounts, and our Predecessor maintained no bank accounts dedicated solely to the Contributed Assets. As a result, our Predecessor's historical financial statements reflected no cash balances. In connection with the Offering, we established separate bank accounts, and Phillips 66 continues to provide treasury services on our general partner’s behalf under our omnibus agreement. Our ongoing sources of liquidity following the Offering include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, to meet our long-term capital expenditure requirements, and to make quarterly cash distributions.

Operating Activities
Our operations generated $43.5 million in cash from operations in the first nine months of 2013, a 38 percent improvement over cash from operations of $31.6 million in the first nine months of 2012. The improvement was driven by higher revenues due to higher tariffs and higher terminaling and storage fees. These increases were partially offset by higher maintenance costs, increased general and administrative expenses and unfavorable working capital impacts. Working capital impacts primarily reflected higher prepaid insurance expenses, as well as recognized accounts receivable and payable with Phillips 66 subsequent to the Offering. Prior to the Offering, accounts receivable and payable with Phillips 66 were reflected in the "Net distributions to Phillips 66—prior to initial public offering" line of "Cash Flows from Financing Activities" on our consolidated statement of cash flows.

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

Table of Content

Outstanding borrowings under the Credit Agreement will bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The Credit Agreement also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date we entered into the Credit Agreement. Prior to our obtaining credit ratings, if ever, the pricing levels for the commitment fee and interest-rate margins will be based on our ratio of total debt to EBITDA (as described in the Credit Agreement) for the prior four fiscal quarters. After we obtain credit ratings, if ever, the pricing levels will be based on our credit ratings in effect from time to time. The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type, including a covenant that requires us to maintain a ratio of total debt to EBITDA for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). If an event of default occurs under the Credit Agreement and is continuing, the lenders may terminate their commitments and declare the amount of all outstanding borrowings, together with accrued interest and all fees, to be immediately due and payable. Among other things and until such time as we have an investment grade rating, we would not be able to make any cash distributions to our unitholders for so long as an event of default is continuing. As of September 30, 2013, no amount had been drawn under the Credit Agreement.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Capital Requirements

Capital Expenditures
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business.

Our capital expenditures for the first nine months of 2013 and 2012 were $4.2 million and $12.4 million, respectively. The capital expenditures in the first nine months of 2013 were primarily associated with the following activities:

•	Returning an idled tank back to service and installation of a biodiesel tank at our Hartford terminal, thereby increasing the terminal’s available capacity.

•	An upgrade of security equipment to comply with regulatory requirements and installation of flow control equipment at our Hartford terminal.

•	Installation of enhanced measurement and monitoring equipment and replacing buried piping with above-ground piping on our Clifton Ridge crude system.

•	Replacing certain equipment on our Sweeny to Pasadena products system.

The capital expenditures in the first nine months of 2012 were primarily directed toward the following activities:

•	Installation of biodiesel tanks and associated equipment at our Hartford and Pasadena terminals, thereby increasing the terminals' blending capacity.

•	An upgrade of measurement equipment and installation of a new tank at our Clifton Ridge terminal.

•	Installation of enhanced monitoring equipment to improve leak detection and line balancing on our Sweeny to Pasadena pipelines and Clifton Ridge pipelines.

•	An upgrade of security equipment to comply with regulatory requirements at our Hartford terminal.

We have forecasted capital expenditures to be approximately $7.6 million for the year ending December 31, 2013. Included in our planned 2013 capital expenditures is spending on our Clifton Ridge crude system, including the replacement of buried

Table of Content

piping with above-ground piping, installation of enhanced measurement and monitoring equipment and modifications to improve optionality to receive a wider slate of crude oil grades. In addition, our planned capital expenditures include upgrading certain equipment to increase capacity, building a new product tank, and returning an idled tank back to service at Hartford terminal.

We anticipate that these planned capital expenditures will be funded primarily with cash from operations, $3.0 million in prefunding from Phillips 66 for certain projects at our Clifton Ridge and Hartford terminals pursuant to our omnibus agreement, and, if necessary, borrowings under our Credit Agreement. We will initially rely upon proceeds retained from the Offering to fund future expansion capital expenditures. Thereafter, we expect to rely primarily upon external financing sources, including borrowings under our Credit Agreement and the issuance of debt and equity securities, to fund any significant future capital expenditures.

Cash Distribution
For future quarters, we intend to pay at least the minimum quarterly distribution of $0.2125 per unit, which equates to $15.3 million per quarter, or $61.1 million per year, based on the number of common, subordinated and general partner units currently outstanding as of September 30, 2013. On October 23, 2013, the Board of Directors of our general partner declared an initial prorated quarterly cash distribution for the period July 26, 2013, through September 30, 2013, of $0.1548 per unit, or $11.1 million, that will be paid on November 13, 2013, to unitholders of record on November 4, 2013. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

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

As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include any contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

Legal and Tax Matters
Under our omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66's legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66's legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66's legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2013, we did not have any accrued contingent liabilities. In the case of income-tax-related contingencies, Phillips 66's tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

Table of Content

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

Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements in respect of our various sites, including our pipelines and storage assets. The impact of legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity.

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

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal requirements regarding the environment; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations. At December 31, 2012, our Predecessor recorded a total environmental accrual of $0.3 million for historical releases of refined petroleum products at our Hartford terminal. Pursuant to our omnibus agreement, Phillips 66 indemnifies us for these environmental liabilities. As of September 30, 2013, we did not have any accrued environmental liabilities. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Indemnification
Under our omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the Contributed Assets prior to the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to a deductible of $0.1 million per claim before we are entitled to indemnification. Indemnification for litigation matters (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Contributed Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Contributed Assets to the extent Phillips 66 is not required to indemnify us.

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

Table of Content

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information about market risks for the nine months ended September 30, 2013, does not differ materially from that disclosed in the section entitled “Quantitative and Qualitative Disclosures About Market Risk” in the prospectus dated July 22, 2013, as filed with the SEC on July 24, 2013.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our general partner's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2013, our general partner's Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the general partner's management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our general partner's Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Table of Content

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations. In addition, under our omnibus agreement, Phillips 66 indemnifies us for liabilities relating to litigation matters attributable to the ownership or operation of the assets contributed to us prior to the closing of our initial public offering.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in the section entitled “Risk Factors” in the prospectus dated July 22, 2013, as filed with the U.S. Securities and Exchange Commission on July 24, 2013.

Table of Content

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	First Amendment to Amended and Restated Throughput and Deficiency Agreement (Hartford Connector) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

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

October 31, 2013