Form 10-K
period 2013-12-31
PHILLIPS 66 PARTNERS LP
filed 2014-02-21
CIK 1572910

2013

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2013
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-36011
Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3010 Briarpark Drive, Houston, Texas 77042
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (855) 283-9237

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Units, Representing Limited Partnership Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.				[ ] Yes [x] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				[ ] Yes [x] No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[x] Yes [ ] No
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[x] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[x]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [x]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				[ ] Yes [x] No

The registrant’s common units were not publicly traded as of the last business day of June 2013, the registrant’s most recently completed second fiscal quarter. The aggregate market value of the registrant’s common units held by non-affiliates of the registrant as of December 31, 2013, was $708.0 million, based on the closing price of such units of $37.93 as reported on the New York Stock Exchange on such date. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our general partner, and Phillips 66 Company. The registrant had 35,217,112 common units and 35,217,112 subordinated units outstanding as of February 14, 2014.
Documents incorporated by reference:
None

PHILLIPS 66 PARTNERS LP

Unless the context otherwise indicates, all references to "Phillips 66 Partners LP," " the Partnership," "us," "our," "we," or similar expressions for time periods prior to our initial public offering (the Offering) refer to Phillips 66 Partners LP Predecessor, our predecessor for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity Phillips 66 Partners LP. This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership's disclosures under the heading “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 55.

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP is a Delaware limited partnership formed on February 20, 2013, by Phillips 66 Company and Phillips 66 Partners GP LLC, both wholly owned subsidiaries of Phillips 66. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by the Partnership with the U.S. Securities and Exchange Commission (SEC) and was declared effective on July 22, 2013. On July 23, 2013, Phillips 66 Partners common units began trading on the New York Stock Exchange (NYSE) under the symbol “PSXP.” On July 26, 2013, the Partnership completed its initial public offering (the Offering) of 18,888,750 common units.

At the completion of the Offering and through December 31, 2013, Phillips 66, through Phillips 66 Company, owned 16,328,362 common units and 35,217,112 subordinated units, representing an aggregate 71.7 percent limited partner interest, as well as a 100 percent interest in Phillips 66 Partners GP LLC, our general partner. Phillips 66 Partners GP LLC owned 1,437,433 general partner units, representing a 2 percent general partner interest.

We are a growth-oriented master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines and terminals and other transportation and midstream assets. Our assets consist of crude oil and refined petroleum product pipeline, terminal and storage systems in the Central and Gulf Coast regions of the United States that are integral to the Phillips 66 refining and marketing operations they support. We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines and terminaling and storing crude oil and refined petroleum products at our terminals. We do not take ownership of the crude oil or refined petroleum products that we transport, terminal and store, and we do not engage in the trading of any commodities. In connection with the Offering, we entered into multiple commercial agreements with Phillips 66 that currently are the source of substantially all of our revenue. These agreements are long-term, fee-based agreements with minimum volume commitments and inflation escalators. We believe these agreements promote stable and predictable cash flows. Our operations consist of one reportable segment and are all conducted in the United States. See "Item 8. Financial Statements and Supplementary Data," for financial information on our operations and assets.

ASSETS AND OPERATIONS
Our assets consist of the following systems:

•
Clifton Ridge crude system. A crude oil pipeline, terminal and storage system located in Sulphur, Louisiana, that is the primary source for delivery of crude oil to Phillips 66’s Lake Charles Refinery.

•
Sweeny to Pasadena products system. A refined petroleum product pipeline, terminal and storage system extending from Phillips 66’s Sweeny Refinery in Old Ocean, Texas, to our refined petroleum product terminal in Pasadena, Texas, and ultimately connecting to the Explorer and Colonial refined petroleum product pipeline systems and other third-party pipeline and terminal systems. This system is the primary distribution outlet for diesel and gasoline produced at Phillips 66’s Sweeny Refinery.

•
Hartford Connector products system. A refined petroleum product pipeline, terminal and storage system located in Hartford, Illinois, that distributes diesel and gasoline produced at the Wood River Refinery (a refinery owned by a joint venture between Phillips 66 and Cenovus Energy Inc.) to third-party pipeline and terminal systems, including the Explorer refined petroleum product pipeline system.

HEADQUARTERS
PRODUCT TERMINAL
CRUDE TERMINAL
PRODUCT PIPELINE
CRUDE PIPELINE
BARGE DOCK
SHIP DOCK
PHILLIPS 66 OPERATED REFINERY
HARTFORD CONNECTOR PRODUCTS SYSTEM
MISSISSIPPI RIVER
WOOD RIVER
MO
HARTFORD
IL
WOOD RIVER
IL
TX
TX
HOUSTON
PASADENA
SWEENY TO PASADENA PRODUCTS SYSTEM
SWEENY TO PASADENA PIPELINES 12" AND 18" PIPELINES
SWEENY
HOUSTON
SWEENY
LA
LAKE CHARLES
GULF OF MEXICO
CLIFTON RIDGE CRUDE SYSTEM
LAKE CHARLES
TX
PECAN GROVE
CLIFTON RIDGE
LA
CALCASIEU RIVER

Pipeline Assets

The following table sets forth certain information regarding our pipeline assets as of December 31, 2013, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Diameter (Inches)	Length (Miles)	Capacity (Thousands of Barrels Daily)	Commodity Handled	Associated Phillips 66 Refinery	Significant Third-Party Pipeline System Connections
Clifton Ridge Crude System
Clifton Ridge to Lake Charles Refinery	20"	10	300	Crude Oil	Lake Charles	Shell Houston to Houma
Pecan Grove to Clifton Ridge	12"	0.6	84	Crude Oil	Lake Charles	N/A
Shell to Clifton Ridge	20"	0.6	312	Crude Oil	Lake Charles	Shell Houston to Houma

Sweeny to Pasadena Products System
Sweeny Refinery to Pasadena, Texas	12"	60	125	Refined Petroleum Products	Sweeny	Explorer; Colonial
Sweeny Refinery to Pasadena, Texas	18"	60	138	Refined Petroleum Products	Sweeny	Colonial

Hartford Connector Products System
Wood River Refinery to Hartford, Illinois	12"	3	80	Refined Petroleum Products	Wood River	Explorer
Hartford, Illinois to Explorer Pipeline	24"	1	430	Refined Petroleum Products	Wood River	Explorer

Terminal and Storage Assets

The following table sets forth certain information regarding our terminal and storage assets as of December 31, 2013, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Tank Shell Storage Capacity (Thousands of Barrels)	Active Terminaling Capacity* (Thousands of Barrels Daily)	Commodity Handled	Associated Phillips 66 Refinery	Significant Third-Party Pipeline System Connections
Clifton Ridge Crude System
Clifton Ridge Terminal	3,410	12	Crude Oil	Lake Charles	Shell Houston to Houma
Pecan Grove Storage	142	—	Crude Oil	Lake Charles	N/A

Sweeny to Pasadena Products System
Pasadena Terminal	3,210	65	Refined Petroleum Products	Sweeny	Explorer; Colonial

Hartford Connector Products System
Hartford Terminal	1,075	17	Refined Petroleum Products	Wood River	Explorer
*Active terminaling capacity represents the amount of truck loading and unloading capacity currently available for use by our customers.

Marine Assets

The following table sets forth certain information regarding our marine assets as of December 31, 2013, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Dock Throughput Capacity (Thousands of Barrels Hourly)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	48	Crude Oil	Lake Charles
Pecan Grove Barge Dock	6	Crude Oil; Lubricant Base Stocks	Lake Charles

Hartford Connector Products System
Hartford Barge Dock	3	Dyed Diesel; Naphtha; Lubricant Base Stocks	Wood River

The following table sets forth (1) the percentage of the total crude oil volumes supplied to the Lake Charles Refinery that were delivered through our Clifton Ridge crude system, (2) the percentage of the total diesel and gasoline volumes produced at the Sweeny Refinery that were distributed on our Sweeny to Pasadena products system and (3) the percentage of total diesel and gasoline volumes produced at the Wood River Refinery that were distributed on our Hartford Connector products system for each of the periods set forth below:

Percentage of Volumes Transported

	Year Ended December 31
	2013	2012	2011
Lake Charles Refinery
Clifton Ridge Crude Pipelines	93%	90	92

Sweeny Refinery
Sweeny to Pasadena Pipelines	98%	100	100

Wood River Refinery
Hartford Connector Pipelines	18%	17	11

ASSET PORTFOLIO
Clifton Ridge Crude System
Our Clifton Ridge crude system is strategically positioned to support flexible crude oil supply options for Phillips 66’s Lake Charles Refinery in Westlake, Louisiana. Our Clifton Ridge crude system is comprised of the following pipelines and terminals:

•
Clifton Ridge terminal. Our Clifton Ridge terminal is located on the Calcasieu River approximately ten miles from the Lake Charles Refinery. The facility consists of a single-berth ship dock with an average ship delivery of 512,000 barrels at a flow rate of 48,000 barrels per hour, 12 above-ground storage tanks with approximately 3.4 million barrels of total storage capacity and a truck offloading facility. The Clifton Ridge terminal receives crude oil by pipeline, barge, tanker, and truck; stores crude oil in its storage tanks; and delivers crude oil to the Lake Charles Refinery through our Clifton Ridge to Lake Charles refinery pipeline.

•
Pecan Grove terminal. Our Pecan Grove terminal is located on the Calcasieu River adjacent to our Clifton Ridge terminal. The facility consists of a single-berth barge dock with an average barge delivery of 33,000 barrels at a flow rate of 3,500 to 6,000 barrels per hour and three above-ground storage tanks with 142,000 barrels of total storage capacity. The Pecan Grove terminal receives crude oil and lubricant base stocks delivered to the terminal by barge, and delivers crude oil to the Lake Charles Refinery through our Clifton Ridge terminal and lubricant base stocks to Phillips 66’s lubricant blending facility located adjacent to the terminal.

•
Clifton Ridge to Lake Charles refinery pipeline. Our Clifton Ridge to Lake Charles refinery crude oil pipeline consists of approximately 10 miles of 20-inch pipeline that delivers crude oil from the Clifton Ridge terminal to the Lake Charles Refinery. The pipeline has a total capacity of 300,000 barrels per day.

•
Pecan Grove to Clifton Ridge pipeline. Our Pecan Grove to Clifton Ridge crude oil pipeline consists of approximately 0.6 miles of 12-inch pipeline that delivers crude oil bi-directionally between the Pecan Grove terminal and the Clifton Ridge terminal. The pipeline has a total capacity of 84,000 barrels per day.

•
Shell to Clifton Ridge pipeline. Our Shell to Clifton Ridge crude oil pipeline consists of approximately 0.6 miles of 20-inch pipeline that delivers crude oil from the Shell Houston to Houma crude oil pipeline to the Clifton Ridge terminal. The Shell to Clifton Ridge crude oil pipeline has a total capacity of 312,000 barrels per day.

Sweeny to Pasadena Products System
Our Sweeny to Pasadena products system is strategically positioned to transport refined petroleum products from Phillips 66’s Sweeny Refinery in Old Ocean, Texas, to major third-party interstate pipeline systems, including the Explorer and Colonial refined petroleum product pipeline systems. The Explorer and Colonial pipeline systems are two major interstate pipeline systems that transport refined petroleum products from the Gulf Coast to marketing terminals throughout the Midwestern, Southeastern and Northeastern regions of the United States.

Our Sweeny to Pasadena products system is comprised of the following pipelines and terminal:

•
Sweeny to Pasadena pipelines. Our Sweeny to Pasadena pipelines consist of approximately 60 miles of 12-inch pipeline that delivers gasoline and approximately 60 miles of 18-inch pipeline that delivers diesel from the Sweeny Refinery to our Pasadena terminal, as well as a pump station located at the Sweeny Refinery. The 12-inch pipeline has a total capacity of 156,000 barrels per day. The 18-inch pipeline has a total capacity of 168,000 barrels per day. Pumping restrictions currently limit the capacity of the 12-inch pipeline and the 18-inch pipeline to 125,000 barrels per day and 138,000 barrels per day, respectively.

•
Pasadena terminal. Our Pasadena terminal is located in Pasadena, Texas, and consists of a five-bay truck rack with 65,000 barrels per day of active terminaling capacity, 22 above-ground storage tanks with approximately 3.2 million barrels of total storage capacity and a vapor combustion unit. The terminal delivers refined petroleum products, including distillate and gasoline, to third-party pipeline systems, including the Explorer, Colonial, Enterprise, Chevron, Magellan Midstream and Kinder Morgan refined petroleum product pipeline systems, as well as local terminals.

Hartford Connector Products System
Our Hartford Connector products system is strategically positioned to transport refined petroleum products that are produced at Phillips 66’s jointly owned Wood River Refinery in Roxana, Illinois, to major third-party interstate pipeline systems, including the Explorer refined petroleum product pipeline system. We also receive refined petroleum products into our Hartford Connector products system for delivery to marketing outlets through third-party pipeline systems.

Our Hartford Connector products system is comprised of the following pipelines and terminal:

•
Wood River to Hartford pipeline. Our Wood River to Hartford pipeline consists of approximately three miles of 12-inch pipeline that delivers diesel and gasoline produced at the Wood River Refinery to our Hartford terminal. The 12-inch pipeline has a total capacity of 80,000 barrels per day.

•
Hartford terminal. Our Hartford terminal is located in Hartford, Illinois approximately three miles from the Wood River Refinery. The facility consists of a two-bay diesel truck rack with an active capacity of 17,000 barrels per day and 13 above-ground storage tanks with a total storage capacity of approximately 1.1 million barrels. In January 2014, we activated a third bay to the diesel truck rack and increased the active capacity to 25,000 barrels per day. The Hartford terminal delivers diesel, gasoline and jet fuel to the Explorer refined petroleum product pipeline system through a direct pipeline connection to Explorer pipeline and delivers diesel, gasoline and naphtha to, and receives lubricant base stocks from, barges through our interconnecting pipelines to our Hartford barge dock.

•
Hartford to Explorer pipeline. Our Hartford to Explorer pipeline consists of approximately one mile of 24-inch pipeline that delivers refined petroleum products from the Hartford terminal to the Explorer refined petroleum product pipeline system. The pipeline has a total capacity of 430,000 barrels per day.

•
Hartford barge dock. Our Hartford barge dock is located on the Mississippi River approximately one mile from our Hartford terminal. Our Hartford barge dock consists of a single-berth barge loading facility with an average barge loading of 13,000 barrels at an average flow rate of 3,000 barrels per hour, approximately 0.8 miles of 8-inch pipeline that transports lubricant base stocks and diesel, and approximately 0.8 miles of 14-inch pipeline that delivers diesel and naphtha from our Hartford terminal to the Hartford barge dock for delivery to third-party vessels.

COMMERCIAL AND OTHER AGREEMENTS WITH PHILLIPS 66 AND RELATED PARTIES
Our assets are physically connected to, and integral to the operation of, Phillips 66’s wholly owned Lake Charles and Sweeny Refineries and its jointly owned Wood River Refinery. In connection with the Offering, we entered into multiple commercial agreements with Phillips 66, and amended an existing commercial agreement with Phillips 66, which include minimum volume commitments and inflation escalators. Currently, those agreements are the source of substantially all of our revenue. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly volumes of crude oil and refined petroleum products.

The following table sets forth minimum quarterly volume information regarding our commercial agreements with Phillips 66 as of December 31, 2013.

Agreement	Phillips 66 Minimum Volume Commitment (Thousands of Barrels Daily)	Phillips 66 Capacity Reservation (Thousands of Barrels Daily)
Transportation Services Agreements
Clifton Ridge Transportation Services Agreement
Clifton Ridge to Lake Charles refinery pipeline	190	—
Pecan Grove to Clifton Ridge pipeline (1)	—	—
Shell to Clifton Ridge pipeline (1)	—	—

Sweeny to Pasadena Transportation Services Agreement
Sweeny to Pasadena pipelines (2)	200	—

Hartford Connector Throughput and Deficiency Agreement
Wood River refinery to Hartford pipeline	43	12.2
Hartford to Explorer pipeline	16	39.2

Terminal Services Agreements
Clifton Ridge Terminal Services Agreement
Clifton Ridge terminal storage (3)	190	—
Clifton Ridge ship dock / Pecan Grove barge dock (4)	150	—

Hartford and Pasadena Terminal Services Agreement
Pasadena terminal (5)	135	—
Pasadena and Hartford terminal truck racks (6)	55	—
Hartford barge dock (1)	—	—
(1) This asset does not have a minimum volume commitment or capacity reservation from Phillips 66 under the applicable commercial agreement.
(2) Represents Phillips 66’s aggregate minimum volume commitment for transportation services on our 60-mile 12-inch and 18-inch Sweeny to Pasadena pipelines.
(3) Represents Phillips 66’s minimum volume commitment for storage services.
(4) Represents Phillips 66’s aggregate minimum volume commitment for ship and barge offloading services.
(5) Represents Phillips 66’s minimum volume commitment for pump-over services.
(6) Represents Phillips 66’s aggregate minimum volume commitment for truck-rack throughput.

See the "Commercial Agreements," "Operational Services Agreement," "Omnibus Agreement" and "Tax Sharing Agreement" sections of Note 16—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66 and related parties.

COMPETITION
As a result of our contractual relationship with Phillips 66 under our commercial agreements and our direct connections to three of Phillips 66’s owned or jointly owned refineries, we believe that our crude oil and refined petroleum product pipelines, terminals and storage facilities will not face significant competition from other pipelines, terminals and storage facilities for Phillips 66’s crude oil or refined petroleum products transportation requirements to and from the refineries we support. If Phillips 66’s customers were to reduce their purchases of refined petroleum products from Phillips 66, Phillips 66 might only ship the minimum volumes through our pipelines (or pay the shortfall payment if it does not ship the minimum volumes), which would cause a decrease in our revenue. Phillips 66 competes with integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own distribution and marketing systems. Phillips 66 also competes with other suppliers that purchase refined petroleum products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant refineries.

RATES AND OTHER REGULATIONS
Our common carrier pipeline systems are subject to regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (FERC) regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992 (EPAct 1992) and the rules and regulations promulgated under those laws. FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. FERC is authorized to investigate such charges and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint. EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates in effect at the time of the passage of EPAct 1992 for interstate transportation service were deemed just and reasonable and therefore are grandfathered. New rates have since been established after EPAct 1992 for certain pipeline systems. FERC may change grandfathered rates upon complaint only after it is shown that:

•	A substantial change has occurred since enactment in either the economic circumstances or the nature of the services that were a basis for the rate.

•	The complainant was contractually barred from challenging the rate prior to enactment of EPAct 1992 and filed the complaint within 30 days of the expiration of the contractual bar.

•	A provision of the tariff is unduly discriminatory or preferential.

EPAct 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index (PPI). FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011, and ending June 30, 2016, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 2.65 percent. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.

While common carriers often use the indexing methodology to change their rates, common carriers may elect to support proposed rates by using other methodologies such as cost-of-service rate making, market-based rates, and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling). A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a common carrier can establish rates under settlement if agreed upon by all current shippers. We have used indexed rates and settlement rates for our different pipeline systems. If we used cost-of-service rate making to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, may also be subject to review in the courts. Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities, such as the Illinois Commerce Commission, which regulates our Hartford Connector products system, the Texas Railroad Commission, which regulates our Sweeny to Pasadena products system and the Louisiana Public Service Commission, which regulates our Clifton Ridge crude system. These state commissions use a complaint-based system of regulation, both as to matters involving rates and priority of access. State regulatory commissions could limit our ability to increase our rates or to set rates based on our costs or order us to reduce our rates and require the payment of refunds to shippers. FERC and state regulatory commissions generally have not investigated rates, unless the rates are the subject of a protest or a complaint. Phillips 66 has agreed not to contest our tariff rates applicable for our transportation services agreements entered into in connection with the Offering for the term of those agreements. However, FERC or a state commission could investigate our rates on its own initiative or at the urging of a third party, and this could lead to a refund of previously collected revenue.

Pipeline Safety
Our assets are subject to increasingly strict safety laws and regulations. The transportation and storage of crude oil and refined petroleum products involves a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, and significant business interruption. The Department of Transportation (DOT) has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans. We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979 (the HLPSA). The HLPSA delegated to DOT the authority to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992 (the PSA), which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas (HCAs), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act (the APSPA), which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (the PIPES Act), Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.

The Pipeline and Hazardous Materials Safety Administration (PHMSA) administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquid by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced, or otherwise changed; pressure testing of new pipelines; operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs, and managing the operation of pipeline control rooms; protecting steel pipelines from the adverse effects of internal and external corrosion; and integrity management (IM) requirements for pipelines in HCAs. In addition, on October 18, 2010, PHMSA issued an advance notice of proposed rulemaking on a range of topics relating to the safety of crude oil and other hazardous liquids pipelines. Among other items, the advance notice of proposed rulemaking requested comment on whether to extend regulation to certain pipelines currently exempt from federal safety regulations; whether to extend integrity management regulations to additional pipelines beyond HCAs; and whether to require leak detection beyond HCAs. PHMSA has not yet taken further action on the issues raised in the advance notice of proposed rulemaking. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors. In addition, PHMSA recently published an advisory bulletin providing guidance on verification of records related to pipeline maximum operating pressure. PHMSA is considering a rulemaking on this topic referred to as the Integrity Verification Process. We have performed hydro tests of our facilities to confirm the maximum operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum operating pressure would materially affect our operations or revenue.

We monitor the structural integrity of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing and direct assessment that conforms to federal standards. We accompany these assessments with a review of the data and repair anomalies, as required, to ensure the integrity of the pipeline. We then utilize sophisticated risk algorithms and a comprehensive data integration effort to ensure that the highest-risk pipelines receive the highest priority for scheduling subsequent integrity assessments. We use external coatings and impressed current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion inhibiting systems.

Product Quality Standards
Refined petroleum products that we transport are generally sold by our customers for use by the public. Various federal, state and local agencies have the authority to prescribe product quality specifications for products. Changes in product quality specifications or blending requirements could reduce our throughput volumes, require us to incur additional handling costs or require capital expenditures. For example, different product specifications for different markets affect the fungibility of the products in our system and could require the construction of additional storage. If we are unable to recover these costs through increased revenue, our cash flows and ability to pay cash distributions could be adversely affected. In addition, changes in the product quality of the products we receive on our product pipeline systems could reduce or eliminate our ability to blend products.

Security
We are also subject to Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, and to the Transportation Security Administration’s Pipeline Security Guidelines. We have an internal program of inspection designed to monitor and provide for compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities.

While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered in the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We currently are implementing our own cyber security programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber attack could have a material effect on operations and those of our customers.

ENVIRONMENTAL REGULATIONS
General
Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in the interpretation of such laws and regulations, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Additionally, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
Capitalized environmental costs were $2.4 million in 2013 and are expected to be approximately $2.5 million in 2014 and $2.6 million in 2015. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

Air Emissions and Climate Change
Our operations are subject to the Clean Air Act (CAA) and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies.

Future expenditures may be required to comply with the CAA and other federal, state and local requirements for our various sites, including our pipeline and storage facilities. The impact of future legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, all of which could have an adverse impact on our financial position, results of operations, and liquidity.

These air emissions requirements also affect Phillips 66’s domestic refineries from which we receive substantially all of our revenue. Phillips 66 has been required in the past, and will likely be required in the future, to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Phillips 66, they could have a material effect on our business and results of operations.

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the U.S. to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. For compliance year 2014, the U.S. Environmental Protection Agency (EPA) proposed to reduce the statutory volumes of advanced and total renewable fuels using authority granted to it under the EISA. We do not know whether this reduction will be finalized as proposed and/or whether the EPA will utilize its authority to reduce statutory volumes in future compliance years.

Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include requirements effective in January 2010 to report emissions of GHGs to the EPA beginning in 2011, and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our GHG emissions or those of Phillips 66. Requiring reductions in GHG emissions could result in increased costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. These requirements may also impact Phillips 66’s domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations. None of our facilities are presently subject to the federal GHG reporting rule or the GHG “tailoring” rule, which subjects certain facilities to additional permitting obligations under the New Source Review/Prevention of Significant Deterioration (NSR/PSD) and Title V programs of the CAA based on a facility’s GHG emissions.

In addition, the EPA has proposed and may adopt further regulations under the CAA addressing GHGs, to which some of our facilities may become subject. Congress continues to consider legislation on GHG emissions, which may include a delay in the implementation of GHG regulations by the EPA or a limitation on the EPA’s authority to regulate GHGs, although the ultimate adoption and form of any federal legislation cannot presently be predicted. The impact of future regulatory and legislative developments, if adopted or enacted, including any cap-and-trade program, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business, and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Phillips 66’s facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

In September 2006, California’s governor signed into law Assembly Bill (AB) 32, known as the “California Global Warming Solutions Act of 2006,” which establishes a statewide cap on GHGs that is intended to reduce the State’s GHG emissions to 1990 levels by 2020 and authorizes the California Air Resources Board (CARB) to establish a cap-and-trade program. In October 2011, the CARB adopted final cap-and-trade regulations, including a delay in the start of the cap-and-trade rule’s compliance obligations until 2013. On November 14, 2012, the CARB held the initial auction for AB 32 allowances. The auction included a current auction of 2013 vintage allowances and an advanced auction of 2015 vintage allowances. Because oil refinery operations emit GHGs, Phillips 66’s operations in California are subject to regulations issued under AB 32. These regulations may increase Phillips 66’s costs for those operations and may adversely affect its operating results. To the extent AB 32 adversely affects Phillips 66, it may have an indirect adverse effect on our business.

Waste Management and Related Liabilities
To a large extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed.

The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liability for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites. Pursuant to our omnibus agreement, Phillips 66 indemnifies us and will fund all of the costs of required remedial action for our known historical and legacy spills and releases and, subject to an aggregate deductible of $0.1 million, for spills and releases, if any, existing but unknown at the time of closing of the Offering to the extent such existing but unknown spills and releases are identified within five years after closing of the Offering.

We also generate solid wastes, including hazardous wastes, that are subject to the requirements of the Resource Conservation and Recovery Act (RCRA) and comparable state statutes. From time to time, the EPA considers the adoption of stricter disposal standards for non-hazardous wastes. Hazardous wastes are subject to more rigorous and costly disposal requirements than are non-hazardous wastes. Any changes in the regulations could increase our maintenance capital expenditures and operating expenses. We continue to seek methods to minimize the generation of hazardous wastes in our operations.

We currently own and lease, and Phillips 66 has in the past owned and leased, properties where hydrocarbons are being or for many years have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA, and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent further contamination.

Water
Our operations can result in the discharge of pollutants, including crude oil and products. Regulations under the Water Pollution Control Act of 1972 (Clean Water Act), Oil Pollution Act of 1990 (OPA 90) and comparable state laws impose regulatory burdens on our operations. Spill Prevention Control and Countermeasure (SPCC) requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture, or leak. For example, the Clean Water Act requires us to maintain SPCC plans at many of our facilities. We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts.

In addition, the transportation and storage of crude oil and products over and adjacent to water involves risk and subjects us to the provisions of OPA 90 and related state requirements. Among other requirements, OPA 90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA 90 requires the responsible company to pay resulting removal costs and damages. OPA 90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA 90 and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements. Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the United States Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our pipeline projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

Indemnification
Under our omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of our assets prior to the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of our assets that occur on or after the closing of the Offering and for certain environmental liabilities related to our assets to the extent Phillips 66 is not required to indemnify us.

Employee Safety
We are subject to the requirements of the Occupational Safety and Health Act (OSHA) and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Endangered Species Act
The Endangered Species Act restricts activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitats for endangered species, we believe that we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

Hazardous Materials Transportation Requirements
The DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of crude oil and product discharge from onshore crude oil and product pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in substantial compliance with these regulations. The DOT also has a pipeline integrity management rule, with which we are in substantial compliance.

GENERAL

Major Customer
Crude oil and refined petroleum product pipeline transportation, terminaling and storage services to Phillips 66 accounted for 97 percent, 97 percent and 98 percent of our total revenues in the years ended December 31, 2013, 2012 and 2011, respectively.

Seasonality
The crude oil and refined petroleum products transported in our pipelines and stored in our terminals and storage assets are directly affected by the level of supply and demand for crude oil and refined petroleum products in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenue will be substantially mitigated through the use of our fee-based commercial agreements with Phillips 66 that include minimum volume commitments.

Pipeline Control Operations
Our pipeline systems are operated from a central control room owned and operated by Phillips 66, located in Bartlesville, Oklahoma. The control center operates with a supervisory control and data acquisition (SCADA) system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined products, and provides for the remote-controlled shutdown of pump stations on the pipeline system. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.

Employees
We are managed and operated by the Board of Directors and executive officers of Phillips 66 Partners GP LLC, our general partner. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner. Our general partner and its affiliates have approximately 50 employees who spend a significant amount of their time performing services for our operations. We believe that our general partner and its affiliates have a satisfactory relationship with those employees.

Website Access to SEC Reports
Our Internet website address is http://www.phillips66partners.com. Information contained on our Internet website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the SEC. Alternatively, you may access these reports at the SEC's website at http://www.sec.gov. We also post our beneficial ownership reports filed by officers, directors, and principal security holders under Section 16(a) of the Securities Exchange Act of 1934, corporate governance guidelines, audit and conflicts committee charters, code of business ethics and conduct, code of ethics for senior financial officers, and information on how to communicate directly with our Board of Directors on our website.

Item 1A. RISK FACTORS

You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common units.

Risks Related to Our Business

Phillips 66 accounts for substantially all of our revenue. If Phillips 66 changes its business strategy, is unable for any reason, including financial or other limitations, to satisfy its obligations under our commercial agreements or significantly reduces the volumes transported through our pipelines or terminals or stored at our storage assets, our revenue would decline and our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.

For the years ended December 31, 2013, 2012 and 2011, Phillips 66 accounted for 97 percent, 97 percent and 98 percent, respectively, of our revenue. As we expect to initially derive substantially all of our revenue from multiple commercial agreements with Phillips 66, any event, whether in our areas of operation or elsewhere, that materially and adversely affects Phillips 66’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Phillips 66, the most significant of which include the following:

•	The effects of changing commodity prices and refining and petrochemical margins.

•
The ability to obtain credit and financing on acceptable terms in light of current uncertainty and illiquidity in credit and capital markets, which could also adversely affect the financial strength of business partners.

•
A deterioration in Phillips 66’s credit profile could increase Phillips 66’s costs of borrowing money and limit Phillips 66’s access to the capital markets and commercial credit, which could also trigger co-venturer rights under Phillips 66’s joint venture arrangements.

•
The substantial capital expenditures and operating costs required to comply with existing and future environmental laws and regulations, which could also impact or limit Phillips 66’s current business plans and reduce product demand.

•	The effects of domestic and worldwide political and economic developments could materially reduce Phillips 66’s profitability and cash flows.

•
Large capital projects can take many years to complete, and market conditions could deteriorate significantly between the project approval date and the project startup date, negatively impacting project returns.

•	Investments in joint ventures decrease Phillips 66’s ability to manage risk and may adversely affect the distributions that Phillips 66 receives from the joint ventures.

•	Significant losses resulting from the hazards and risks of operations may not be fully covered by insurance, and could adversely affect Phillips 66’s operations and financial results.

•	Interruptions of supply and increased costs as a result of Phillips 66’s reliance on third-party transportation of crude oil and refined products.

•	Increased regulation of hydraulic fracturing could result in reductions or delays in domestic production of crude oil and natural gas, which could adversely impact Phillips 66’s results of operations.

•	Competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage over Phillips 66.

•	Potential losses from Phillips 66’s forward-contract and derivative transactions may have an adverse impact on its results of operations and financial condition.

•	A significant interruption in one or more of Phillips 66’s facilities could adversely affect business.

•
Any decision by Phillips 66 to temporarily or permanently curtail or shut down operations at one or more of its domestic refineries or other facilities and reduce or terminate its obligations under our commercial agreements.

•	Phillips 66’s performance depends on the uninterrupted operation of its refineries and other facilities, which are becoming increasingly dependent on information technology systems.

•	Potential indemnification of ConocoPhillips by Phillips 66 for various matters related to Phillips 66’s separation may have an adverse impact on its results of operations and financial condition.

Phillips 66 is not obligated to use our services with respect to volumes of crude oil or products in excess of the minimum volume commitments under its commercial agreements with us. Please see "Items 1 and 2. Business and Properties—Commercial and Other Agreements with Phillips 66 and Related Parties," for a description of each of these commercial agreements.

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

In order to support the payment of the minimum quarterly distribution of $0.2125 per unit per quarter, or $0.85 per unit on an annualized basis, we must generate distributable cash flow of approximately $15.3 million per quarter, or approximately $61.1 million per year, based on the number of common units and subordinated units and the general partner interest outstanding as of December 31, 2013. We may not generate sufficient distributable cash flow each quarter to support the payment of the minimum quarterly distribution. The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	The volume of crude oil and refined petroleum products we transport.

•	The tariff rates with respect to volumes that we transport.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including:

•	The amount of our operating expenses and general and administrative expenses, including reimbursements to Phillips 66, which are not subject to any caps or other limits, in respect of those expenses.

•	The application by Phillips 66 of any remaining credit amounts to any volumes handled by our assets after the expiration or termination of our commercial agreement.

•	The application by Phillips 66 of credit amounts under our Hartford Connector throughput and deficiency agreement, which may be applied towards deficiency payments in future periods.

•	The level of capital expenditures we make.

•	The cost of acquisitions, if any.

•	Our debt service requirements and other liabilities.

•	Fluctuations in our working capital needs.

•	Our ability to borrow funds and access capital markets.

•	Restrictions contained in our revolving credit facility and other debt service requirements.

•	The amount of cash reserves established by our general partner.

•	Changes in commodity prices.

•	Other business risks affecting our cash levels.

Phillips 66 may suspend, reduce or terminate its obligations under our commercial agreements, and may avoid making deficiency payments under our Hartford Connector throughput and deficiency agreement, in certain circumstances, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our commercial agreements and operational services agreement with Phillips 66 include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur, such as Phillips 66’s determination to suspend refining operations at one of its refineries in which any of our assets are integrated, either permanently or indefinitely for a period that will continue for at least twelve months. Under our commercial agreements, Phillips 66’s minimum volume commitments will cover less than 100 percent of the operating capacity of our assets. Any such reduction, suspension or termination of Phillips 66’s obligations would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders. Please see Note 16—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a detailed description of each of these commercial agreements.

Certain components of our revenue have exposure to direct commodity price risk, and our exposure to direct commodity price risk may increase in the future.

We have exposure to direct commodity price risk through the loss allowance provisions of our regulated tariffs and the commodity imbalance provisions of our commercial agreements. Any future losses due to our commodity price risk exposure could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders. Please see "Item 7A. Quantitative and Qualitative Disclosures About Market Risk," for more information. In addition, we may acquire or develop additional assets in the future that have a greater exposure to fluctuations in commodity prices than our current operations. Although we intend to continue to contractually minimize our exposure to direct commodity price risk in the future, our efforts to negotiate such contracts may not be successful. Increased exposure to the volatility of oil and refined product prices in the future could have a material adverse effect on our revenue and cash flow and our ability to make distributions to our unitholders.

Our operations and Phillips 66’s refining operations are subject to many risks and operational hazards, some of which may result in business interruptions and shutdowns of our or Phillips 66’s facilities and damages for which we may not be fully covered by insurance. If a significant accident or event occurs that results in a business interruption or shutdown for which we are not adequately insured, our operations and financial results could be materially and adversely affected.

Our operations are subject to all of the risks and operational hazards inherent in transporting, terminaling and storing crude oil and refined petroleum products, including:

•
Damages to pipelines, terminals and facilities, related equipment and surrounding properties caused by earthquakes, tornados, hurricanes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism.

•
Maintenance, repairs, mechanical or structural failures at our or Phillips 66’s facilities or at third-party facilities on which our or Phillips 66’s operations are dependent, including electrical shortages, power disruptions and power grid failures.

•	Damages to and loss of availability of interconnecting third-party pipelines, terminals and other means of delivering crude oil, feedstocks and refined petroleum products.

•	Disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack.

•	Curtailments of operations due to severe seasonal weather.

•	Riots, strikes, lockouts or other industrial disturbances.

•	Inadvertent damage to pipelines from construction, farm and utility equipment.

•	Other hazards.

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Phillips 66’s refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil. A serious accident at our facilities or at Phillips 66’s facilities could result in serious injury or death to our employees or contractors or those of Phillips 66 or its affiliates and could expose us to significant liability for personal injury claims and reputational risk. We have no control over the operations at Phillips 66’s refineries and their associated facilities.

We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We carry separate policies for certain property damage, business interruption and third-party liabilities, which includes pollution liabilities, and are also insured under certain of Phillips 66’s liability policies and are subject to Phillips 66’s policy limits under these policies. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

A material decrease in the refining margins at Phillips 66’s refineries could cause Phillips 66 to reduce the volume of crude oil refined in its refineries which, in turn, could materially reduce the volumes of crude oil and refined petroleum products that we transport and store for Phillips 66, which could materially and adversely affect our financial condition, results of operations and ability to make cash distributions to our unitholders.

The volumes of crude oil and refined petroleum products that we transport and store depend substantially on Phillips 66’s refining margins. Refining margins are dependent both upon the price of crude oil or other refinery feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the global supply and demand for crude oil, gasoline and other refined petroleum products, competition from alternative energy sources and the impact of new and more stringent regulations and standards affecting the refining industry. In order to maintain or increase production levels at Phillips 66’s refineries, Phillips 66 must continually contract for new crude oil supplies or consider connecting to alternative sources of crude oil. Adverse developments in major oil producing regions around the world could have a significantly greater impact on our financial condition, results of operations and cash flows because of our lack of industry and geographic diversity and substantial reliance on Phillips 66 as a customer.

If we are unable to make acquisitions on economically acceptable terms from Phillips 66 or third parties, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to unitholders.

A portion of our strategy to grow our business and increase distributions to unitholders is dependent on our ability to make acquisitions that result in an increase in distributable cash flow per unit. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of transportation and storage assets by industry participants, including Phillips 66.

If we are unable to make acquisitions from Phillips 66 or third parties, because (1) there is a material decrease in divestitures of transportation and storage assets, (2) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (3) we are unable to obtain financing for these acquisitions on economically acceptable terms, (4) we are outbid by competitors or (5) for any other reason, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. If we consummate any future acquisitions, unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating any such acquisitions.

Any reduction in volumes transported for Phillips 66 on interconnecting, third-party pipelines could cause a reduction of volumes transported on our pipelines.

At times, Phillips 66 is dependent upon connections to third-party pipelines to receive and deliver crude oil and refined petroleum products for transportation on our pipelines. Any reduction of capacities of these interconnecting pipelines due to testing, line repair, reduced operating pressures or other causes could result in reduced volumes of crude oil and refined petroleum products transported on our pipelines. In addition, it is possible that due to prorationing on third-party interconnecting pipelines, the allocations to Phillips 66 and other existing shippers on these pipelines could be reduced, which could also reduce volumes transported on our pipelines. Any significant reduction in volumes available for transportation on our pipelines would materially and adversely affect our revenue and cash flows and our ability to make distributions to our unitholders.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

In order to optimize our existing asset base, we intend to evaluate and capitalize on organic opportunities for expansion projects in order to increase revenue on our pipeline, terminal and storage systems. The expansion of an existing pipeline, terminal or storage facility, such as by adding horsepower, pump stations or loading racks, or the construction of a new pipeline, terminal or storage asset, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

We do not own all of the land on which our pipelines are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines are located, and we are, therefore, subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.

We will be dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility and any future financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

The provisions of our revolving credit facility could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default which would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity,” for additional information about our revolving credit facility.

Our assets and operations (including our pipeline systems) are subject to federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases, and pipeline integrity, any of which could require us to make substantial expenditures.

Our assets and operations involve the transportation of crude oil and refined petroleum products, which are subject to increasingly stringent federal, state and local laws and regulations related to protection of the environment. These regulations have raised operating costs for the crude oil and refined petroleum products industry and compliance with such laws and regulations may cause us and Phillips 66 to incur potentially material capital expenditures.

Transportation of crude oil and refined petroleum products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks (including risks of spills) and could subject us to the provisions of the Oil Pollution Act of 1990 and similar state environmental laws should a spill occur from our pipelines. We and Phillips 66 have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined petroleum products; however, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available at any given time. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or products into navigable waters. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations. Our failure to comply with these or any other environmental, safety or pipeline-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition, or results of operations. We will be subject to an aggregate deductible of $0.1 million before we are entitled to indemnification from Phillips 66 for certain environmental liabilities under our omnibus agreement. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. Please see “Items 1 and 2. Business and Properties—Environmental Regulations” and “Items 1 and 2. Business and Properties—Rates and Other Regulations—Pipeline Safety,” for additional information.

Evolving environmental laws and regulations on climate change could adversely affect our financial performance.

Potential additional regulations regarding climate change could affect our operations. Currently, various U.S. legislative and regulatory agencies and bodies are considering various measures in regard to GHG emissions. These measures include EPA programs to control GHG emissions and state actions to develop statewide or regional programs, each of which could impose reductions in GHG emissions. These actions could result in increased (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls on our facilities and (3) costs to administer and manage any potential GHG emissions regulations or carbon trading or tax programs. These actions could also have an indirect adverse effect on our business if Phillips 66’s refinery operations are adversely affected due to increased regulation of Phillips 66’s facilities or reduced demand for crude oil, refined petroleum products and NGL, and a direct adverse effect on our business from increased regulation of our facilities. Please see “Items 1 and 2. Business and Properties—Environmental Regulations—Air Emissions and Climate Change,” for additional information.

We may be unable to obtain or renew permits necessary for our operations, which could inhibit our ability to do business.

Our facilities operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with the underlying permit, license, approval limit or standard. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief. A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows.

Evolving environmental laws and regulations on hydraulic fracturing could have an indirect effect on our financial performance.

Hydraulic fracturing is an important and common practice that is used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA is also moving forward with various regulations requiring, among other matters, “green completions” of hydraulically fractured wells by 2015 and certain emission requirements for some midstream equipment. We do not believe these new regulations will have a direct effect on our operations, but because oil and/or natural gas production using hydraulic fracturing is growing rapidly in the United States, if new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where our shippers’ producer suppliers operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our transportation and midstream services.

New and proposed regulations governing fuel efficiency and renewable fuels could have an indirect but material adverse effect on our business.

Increases in fuel mileage standards and the increased use of renewable fuels could also decrease demand for refined petroleum products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2007, Congress passed the EISA, which, among other things, sets a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains RFS2. In December 2011, the EPA and the National Highway Traffic Safety Administration jointly proposed regulations that would establish average industry fleet fuel economy standards as high as 49.6 miles per gallon by model year 2025. RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries. RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by Phillips 66 to accommodate increased renewable fuels use. Phillips 66 may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

Many of our assets have been in service for many years and require significant expenditures to maintain them. As a result, our maintenance or repair costs may increase in the future.

Our pipelines, terminals and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

Terrorist attacks and threats, cyber attacks, or escalation of military activity in response to these attacks, could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, cyber attacks, or escalation of military activity in response to these attacks, may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber attacks than other targets in the United States. We do not maintain specialized insurance for possible liability or loss resulting from a cyber attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

We may incur greater than anticipated costs and liabilities in order to comply with safety regulation, including pipeline integrity management program testing and related repairs.

The DOT, through its PHMSA, has adopted regulations requiring, among other things, pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm HCAs. The regulations require operators, including us, to, among other matters, perform ongoing assessments of pipeline integrity; repair and remediate pipelines as necessary; and implement preventive and mitigating actions. PHMSA is considering whether to revise the integrity management requirements or to include additional pipelines in HCAs, which could have a material adverse effect on our operations and costs of transportation services.

Although some of our facilities fall within a class that is currently not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines. We have not estimated the costs for any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of the testing program, which could be substantial, or any lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, should we fail to comply with the DOT or comparable state regulations, we could be subject to penalties and fines.

The tariff rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenue and our ability to make distributions to our unitholders.

Our Clifton Ridge to Lake Charles refinery pipeline, Sweeny to Pasadena pipelines, Wood River to Hartford pipeline and Hartford to Explorer pipeline provide interstate service that is subject to regulation by FERC. FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by FERC may not recover all of our costs of providing services. In addition, these methodologies and changes to FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates.

Shippers may protest (and FERC may investigate) the lawfulness of new or changed tariff rates. FERC can suspend those tariff rates for up to seven months and can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful and prescribe new rates prospectively. FERC and interested parties can also challenge tariff rates that have become final and effective. Under our existing commercial agreements, Phillips 66 has agreed not to challenge, or to cause others to challenge or assist others in challenging, our tariff rates in effect during the term of the agreements, except to the extent changes to the base tariff rate are inconsistent with FERC’s indexing methodology or other rate changing methodologies. This agreement does not prevent other shippers or interested persons from challenging our tariffs, including our tariff rates and proration rules. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues and our ability to make distributions to our unitholders.

Our pipelines are common carriers and, as a consequence, we may be required to provide service to customers with credit and other performance characteristics with whom we would choose not to do business if permitted to do so.

Certain of our pipelines provide intrastate service that is subject to regulation by the Illinois Commerce Commission, the Texas Railroad Commission and the Louisiana Public Service Commission. The Illinois Commerce Commission, the Texas Railroad Commission and the Louisiana Public Service Commission could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers. Such regulation or a successful challenge to our intrastate pipeline rates could adversely affect our financial position, cash flows or results of operations. Please see "Items 1 and 2. Business and Properties—Rates and Other Regulations,” for additional information.

Phillips 66’s level of indebtedness, the terms of its borrowings and its credit ratings could adversely affect our ability to grow our business and our ability to make cash distributions to our unitholders. Our ability to obtain credit in the future may also be adversely affected by Phillips 66’s credit rating.

Phillips 66 must devote a portion of its cash flows from operating activities to service its indebtedness, and therefore cash flows may not be available for use in pursuing its growth strategy. Furthermore, a higher level of indebtedness at Phillips 66 in the future would increase the risk that it may default on its obligations to us under our transportation services agreements. The covenants contained in the agreements governing Phillips 66’s outstanding and future indebtedness may limit its ability to borrow additional funds for development and make certain investments and may directly or indirectly impact our operations in a similar manner. Furthermore, if Phillips 66 were to default under certain of its debt obligations, there is a risk that Phillips 66’s creditors would attempt to assert claims against our assets during the litigation of their claims against Phillips 66. The defense of any such claims could be costly and could materially impact our financial condition, even absent any adverse determination. If these claims were successful, our ability to meet our obligations to our creditors, make distributions and finance our operations could be materially and adversely affected.

Phillips 66’s long-term credit ratings are currently investment grade. If these ratings are lowered in the future, the interest rate and fees Phillips 66 pays on its credit facilities may increase. In addition, although we do not currently have any indebtedness rated by any credit rating agency, we may have rated debt in the future. Credit rating agencies will likely consider Phillips 66’s debt ratings when assigning ours because of Phillips 66’s ownership interest in us, the significant commercial relationships between Phillips 66 and us, and our reliance on commercial agreements with Phillips 66 for substantially all of our revenue. If one or more credit rating agencies were to downgrade the outstanding indebtedness of Phillips 66, we could experience an increase in our borrowing costs or difficulty accessing the capital markets. Such a development could adversely affect our ability to grow our business and to make cash distributions to our unitholders.

Risks Inherent in an Investment in Us

Our general partner and its affiliates, including Phillips 66, have conflicts of interest with us and limited fiduciary duties to us and our unitholders, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of Phillips 66, and Phillips 66 is under no obligation to adopt a business strategy that favors us.

As of December 31, 2013, Phillips 66 owned a 2 percent general partner interest and a 71.7 percent limited partner interest in us and owned and controlled our general partner. Additionally, Phillips 66 continues to own a 50 percent equity interest in DCP Midstream, LLC (DCP Midstream), and a 50 percent equity interest in Chevron Phillips Chemical Company LLC (CPChem). Although our general partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our general partner also have a duty to manage our general partner in a manner that is in the best interests of its owner, Phillips 66. Conflicts of interest may arise between Phillips 66 and its affiliates, including our general partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, the general partner may favor its own interests and the interests of its affiliates, including Phillips 66, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
Neither our partnership agreement nor any other agreement requires Phillips 66 to pursue a business strategy that favors us or utilizes our assets, which could involve decisions by Phillips 66 to increase or decrease refinery production, shut down or reconfigure a refinery, pursue and grow particular markets, or undertake acquisition opportunities for itself. Phillips 66’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Phillips 66.

•
Phillips 66, as our primary customer, has an economic incentive to cause us to not seek higher tariff rates, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s-length, third-party transactions.

•	Phillips 66 may be constrained by the terms of its debt instruments from taking actions, or refraining from taking actions, that may be in our best interests.

•
Our partnership agreement replaces the fiduciary duties that would otherwise be owed by our general partner with contractual standards governing its duties, limiting our general partner’s liabilities and restricting the remedies available to our unitholders for actions that, without the limitations, might constitute breaches of fiduciary duty.

•	Except in limited circumstances, our general partner has the power and authority to conduct our business without unitholder approval.

•
Our general partner will determine the amount and timing of asset purchases and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders.

•
Our general partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our general partner, the amount of adjusted operating surplus generated in any given period and the ability of the subordinated units to convert into common units.

•	Our general partner will determine which costs incurred by it are reimbursable by us.

•
Our general partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make a distribution on the subordinated units, to make incentive distributions or to accelerate expiration of the subordination period.

•
Our partnership agreement permits us to classify up to $60.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions on our subordinated units or to our general partner in respect of the general partner interest or the incentive distribution rights.

•
Our partnership agreement does not restrict our general partner from causing us to pay it or its affiliates for any services rendered to us or entering into additional contractual arrangements with any of these entities on our behalf.

•	Our general partner intends to limit its liability regarding our contractual and other obligations.

•	Our general partner may exercise its right to call and purchase all of the common units not owned by it and its affiliates if it and its affiliates own more than 80 percent of the common units.

•	Our general partner controls the enforcement of obligations owed to us by our general partner and its affiliates, including our commercial agreements with Phillips 66.

•	Our general partner decides whether to retain separate counsel, accountants or others to perform services for us.

•
Our general partner may elect to cause us to issue common units to it in connection with a resetting of the target distribution levels related to our general partner’s incentive distribution rights without the approval of the conflicts committee of the Board of Directors of our general partner, which we refer to as our conflicts committee, or our unitholders. This election may result in lower distributions to our common unitholders in certain situations.

Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including its executive officers, directors and owners. Any such person or entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us will not have any duty to communicate or offer such opportunity to us. Any such person or entity will not be liable to us or to any limited partner for breach of any fiduciary duty or other duty by reason of the fact that such person or entity pursues or acquires such opportunity for itself, directs such opportunity to another person or entity or does not communicate such opportunity or information to us. This may create actual and potential conflicts of interest between us and affiliates of our general partner and result in less than favorable treatment of us and our unitholders.

Our partnership agreement requires that we distribute all of our available cash, which could limit our ability to grow and make acquisitions.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including commercial bank borrowings and the issuance of debt and equity securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

Our partnership agreement replaces our general partner’s fiduciary duties to holders of our common units with contractual standards governing its duties.

Delaware law provides that Delaware limited partnerships may, in their partnership agreements, expand, restrict or eliminate the fiduciary duties otherwise owed by the general partner to limited partners and the partnership, provided that partnership agreements may not eliminate the implied contractual covenant of good faith and fair dealing. This implied covenant is a judicial doctrine utilized by Delaware courts in connection with interpreting ambiguities in partnership agreements and other contracts, and does not form the basis of any separate or independent fiduciary duty in addition to the express contractual duties set forth in our partnership agreement. Under the implied contractual covenant of good faith and fair dealing, a court will enforce the reasonable expectations of the partners where the language in the partnership agreement does not provide for a clear course of action. As permitted by Delaware law, our partnership agreement contains provisions that eliminate the fiduciary standards to which our general partner would otherwise be held by state fiduciary duty law and replaces those duties with several different contractual standards. For example, our partnership agreement permits our general partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our general partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing. This provision entitles our general partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including the provisions discussed above.

Our partnership agreement restricts the remedies available to holders of our common and subordinated units for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty.

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our general partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•
Provides that whenever our general partner makes a determination or takes, or declines to take, any other action in its capacity as our general partner, our general partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was in the best interests of our partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity.

•	Provides that our general partner will not have any liability to us or our unitholders for decisions made in its capacity as a general partner so long as it acted in good faith.

•
Provides that our general partner and its officers and directors will not be liable for monetary damages to us or our limited partners resulting from any act or omission unless there has been a final and non-appealable judgment entered by a court of competent jurisdiction determining that our general partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal.

•
Provides that our general partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties to us or our limited partners if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with, or otherwise meets the standards set forth in, our partnership agreement.

In connection with a situation involving a transaction with an affiliate or a conflict of interest, our partnership agreement provides that any determination by our general partner must be made in good faith, and that our conflicts committee and the Board of Directors of our general partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

If you are not both a citizenship eligible holder and a rate eligible holder, your common units may be subject to redemption.

In order to avoid (1) any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on assets that are subject to rate regulation by FERC or any analogous regulatory body, and (2) any substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or other authorization, in which we have an interest, we have adopted certain requirements regarding those investors who may own our common units. Citizenship eligible holders are individuals or entities whose nationality, citizenship or other related status does not create a substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or authorization, in which we have an interest, and will generally include individuals and entities who are U.S. citizens. Rate eligible holders are individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If you are not a person who meets the requirements to be a citizenship eligible holder and a rate eligible holder, you run the risk of having your units redeemed by us at the market price as of the date three days before the date the notice of redemption is mailed. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our general partner. In addition, if you are not a person who meets the requirements to be a citizenship eligible holder, you will not be entitled to voting rights.

Cost reimbursements, which will be determined in our general partner’s sole discretion, and fees due to our general partner and its affiliates for services provided will be substantial and will reduce the amount of cash we have available for distribution to our unitholders.

Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, operational services agreement and tax sharing agreement, our general partner determines the amount of these expenses. Under the terms of the omnibus agreement we will be required to reimburse Phillips 66 for the provision of certain operational and administrative support services to us. Under our operational services agreement, we will be required to reimburse Phillips 66 for the provision of certain maintenance, operating, administrative and construction services in support of our operations. Under our tax sharing agreement, we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 as a result of our results of operations being included in a combined or consolidated tax return filed by Phillips 66. Our general partner and its affiliates also may provide us other services for which we will be charged fees as determined by our general partner. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits. Payments to our general partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our general partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights on matters affecting our business and, therefore, limited ability to influence management’s decisions regarding our business. For example, unlike holders of stock in a public corporation, unitholders will not have “say-on-pay” advisory voting rights. Unitholders did not elect our general partner or the Board of Directors of our general partner and will have no right to elect our general partner or the Board of Directors of our general partner on an annual or other continuing basis. The Board of Directors of our general partner is chosen by the member of our general partner, which is a wholly owned subsidiary of Phillips 66. Furthermore, if the unitholders are dissatisfied with the performance of our general partner, they have little ability to remove our general partner. As a result of these limitations, the price at which our common units trade could be diminished because of the absence or reduction of a takeover premium in the trading price.

The unitholders are unable initially to remove our general partner without its consent because our general partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units and subordinated units voting together as a single class is required to remove our general partner. Our general partner and its affiliates own approximately 73 percent of our total outstanding common units and subordinated units on an aggregate basis. Also, if our general partner is removed without cause during the subordination period and common units and subordinated units held by our general partner and its affiliates are not voted in favor of that removal, all remaining subordinated units will automatically be converted into common units, and any existing arrearages on the common units will be extinguished. A removal of our general partner under these circumstances would adversely affect the common units by prematurely eliminating their distribution and liquidation preference over the subordinated units, which would otherwise have continued until we had met certain distribution and performance tests.

Furthermore, unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20 percent or more of any class of units then outstanding, other than our general partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the Board of Directors of our general partner, cannot vote on any matter.

Our partnership agreement also contains provisions limiting the ability of unitholders to call meetings or to acquire information about our operations, as well as other provisions limiting the unitholders’ ability to influence the manner or direction of management.

Our general partner units or the control of our general partner may be transferred to a third party without unitholder consent.

Our general partner may transfer its general partner units to a third party in a merger or in a sale of all or substantially all of its assets without the consent of the unitholders. Furthermore, there is no restriction in our partnership agreement on the ability of Phillips 66 to transfer its membership interest in our general partner to a third party. The new owner of our general partner would then be in a position to replace the Board of Directors and officers of our general partner with its own choices.

We may issue additional units without unitholder approval, which would dilute unitholder interests.

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting rights and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank will have the following effects:

•	Our unitholders’ proportionate ownership interest in us will decrease.

•	The amount of cash we have available to distribute on each unit may decrease.

•
Because a lower percentage of total outstanding units will be subordinated units, the risk that a shortfall in the payment of the minimum quarterly distribution will be borne by our common unitholders will increase.

•	The ratio of taxable income to distributions may increase.

•	The relative voting strength of each previously outstanding unit may be diminished.

•	The market price of our common units may decline.

The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person who is not an affiliate of Phillips 66:

•	Management of our business may no longer reside solely with our current general partner.

•	Affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us.

Phillips 66 may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

Phillips 66 holds 16,328,362 common units and 35,217,112 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Phillips 66 with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our general partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to unitholders.

Our partnership agreement requires our general partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash we have available to distribute to unitholders.

Affiliates of our general partner, including Phillips 66, DCP Midstream and CPChem, may compete with us, and neither our general partner nor its affiliates have any obligation to present business opportunities to us.

Neither our partnership agreement nor our omnibus agreement prohibits Phillips 66 or any other affiliates of our general partner, including DCP Midstream and CPChem, from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our general partner or any of its affiliates, including Phillips 66, DCP Midstream and CPChem. Any such entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Consequently, Phillips 66 and other affiliates of our general partner, including DCP Midstream and CPChem, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Phillips 66 and other affiliates of our general partner, including DCP Midstream and CPChem, could materially and adversely impact our results of operations and distributable cash flow.

Our general partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time our general partner and its affiliates own more than 80 percent of our then-outstanding common units, our general partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our general partner and its affiliates own approximately 46 percent of our common units. At the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our general partner and its affiliates will own approximately 73 percent of our outstanding common units and therefore would not be able to exercise the call right at that time.

Unitholders may have to repay distributions that were wrongfully distributed to them.

Under certain circumstances, unitholders may have to repay amounts wrongfully distributed to them. Under Section 17-607 of the Delaware Revised Uniform Limited Partnership Act, we may not make a distribution to you if the distribution would cause our liabilities to exceed the fair value of our assets. Delaware law provides that for a period of three years from the date of the impermissible distribution, limited partners who received the distribution and who knew at the time of the distribution that it violated Delaware law will be liable to the limited partnership for the distribution amount. Transferees of common units are liable for the obligations of the transferor to make contributions to the partnership that are known to the transferee at the time of the transfer and for unknown obligations if the liabilities could be determined from our partnership agreement. Liabilities to partners on account of their partnership interest and liabilities that are non-recourse to the partnership are not counted for purposes of determining whether a distribution is permitted.

Our general partner, or any transferee holding incentive distribution rights, may elect to cause us to issue common units and general partner units to it in connection with a resetting of the target distribution levels related to its incentive distribution rights, without the approval of our conflicts committee or the holders of our common units. This could result in lower distributions to holders of our common units.

Our general partner has the right, at any time when there are no subordinated units outstanding and it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48 percent, in addition to distributions paid on its 2 percent general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our general partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and general partner units. The number of common units to be issued to our general partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our general partner on the incentive distribution rights in such two quarters. Our general partner will also be issued the number of general partner units necessary to maintain our general partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our general partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our general partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units and general partner units in connection with resetting the target distribution levels. Additionally, our general partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our general partner concurs that the tests for resetting target distributions have been fulfilled.

The NYSE does not require a publicly traded limited partnership like us to comply with certain of its corporate governance requirements.

We currently list our common units on the NYSE under the symbol "PSXP." Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our general partner’s Board of Directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. Please see “Item 10. Directors, Executive Officers and Corporate Governance," for additional information.

Tax Risks

Our tax treatment depends on our status as a partnership for federal income tax purposes. If the Internal Revenue Service (IRS) were to treat us as a corporation for federal income tax purposes, which would subject us to entity-level taxation, or if we were otherwise subjected to a material amount of additional entity-level taxation, then our distributable cash flow to our unitholders would be substantially reduced.

The anticipated after-tax economic benefit of an investment in the common units depends largely on our being treated as a partnership for federal income tax purposes. We have not requested a ruling from the IRS on this or any other tax matter affecting us.

Despite the fact that we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 35 percent, and would likely pay state and local income tax at varying rates. Distributions would generally be taxed again as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Because of widespread state budget deficits and other reasons, several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to unitholders. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

Our partnership agreement provides that, if a law is enacted or existing law is modified or interpreted in a manner that subjects us to taxation as a corporation or otherwise subjects us to entity-level taxation for federal, state or local income tax purposes, the minimum quarterly distribution amount and the target distribution levels may be adjusted to reflect the impact of that law on us.

The present federal income tax treatment of publicly traded partnerships, including us, or an investment in our common units may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

If the IRS contests the federal income tax positions we take, the market for our common units may be adversely impacted and the cost of any IRS contest will reduce our distributable cash flow to our unitholders.

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a materially adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our general partner because the costs will reduce our distributable cash flow.

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of the common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders' tax returns.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge this treatment, which could change the allocation of items of income, gain, loss and deduction among our unitholders.

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first day of each month, instead of on the basis of the date a particular unit is transferred. The use of this proration method may not be permitted under existing Treasury Regulations. Recently, the U.S. Treasury Department issued proposed regulations that provide a safe harbor pursuant to which publicly traded partnerships may use a similar monthly simplifying convention to allocate tax items among transferor and transferee unitholders. Nonetheless, the proposed regulations do not specifically authorize the use of the proration method we have adopted. If the IRS were to challenge this method or new Treasury Regulations were issued, we may be required to change the allocation of items of income, gain, loss and deduction among our unitholders.

We have adopted certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our general partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of the common units.

When we issue additional units or engage in certain other transactions, we will determine the fair market value of our assets and allocate any unrealized gain or loss attributable to our assets to the capital accounts of our unitholders and our general partner. Our methodology may be viewed as understating the value of our assets. In that case, there may be a shift of income, gain, loss and deduction between certain unitholders and our general partner, which may be unfavorable to such unitholders. Moreover, under our valuation methods, subsequent purchasers of common units may have a greater portion of their Internal Revenue Code Section 743(b) adjustment allocated to our tangible assets and a lesser portion allocated to our intangible assets. The IRS may challenge our valuation methods, or our allocation of the Section 743(b) adjustment attributable to our tangible and intangible assets, and allocations of taxable income, gain, loss and deduction between our general partner and certain of our unitholders.

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

The sale or exchange of 50 percent or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50 percent threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations. In addition, under our omnibus agreement, Phillips 66 indemnifies us for liabilities relating to litigation and environmental matters attributable to the ownership or operation of the assets contributed to us prior to the closing of the Offering.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Unit Prices and Cash Distributions Per Unit
On July 23, 2013, our common units began trading on the New York Stock Exchange (NYSE) under the symbol "PSXP." On July 26, 2013, we completed the initial public offering (the Offering) of 18,888,750 common units to the public at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters.

The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter starting July 23, 2013, the date on which our common units began trading on the NYSE:

	Common Unit Price		Quarterly Cash Distribution Per Unit*
	High	Low
2013
Third Quarter	$35.92	28.10	.1548
Fourth Quarter	38.99	29.03	.2248
*Represents cash distribution attributable to the quarter and declared and paid within 45 days of quarter end pursuant to our partnership agreement. The quarterly cash distribution per unit for the third quarter of 2013 was pro-rated for the period from July 26, 2013, through September 30, 2013.

Closing Common Unit Price at December 31, 2013	$37.93
Closing Common Unit Price at January 31, 2014	$37.43
Number of Unitholders of Record at January 31, 2014	6

Distributions of Available Cash
Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ending September 30, 2013, we distribute all of our available cash to unitholders of record on the applicable record date.

Definition of Available Cash. Available cash is defined in our partnership agreement. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

less, the amount of cash reserves established by our general partner to:

•
Provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions, anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to Federal Energy Regulatory Commission (FERC) rate proceedings or rate proceedings under applicable law subsequent to that quarter).

•	Comply with applicable law, any of our or our subsidiaries’ debt instruments or other agreements.

•
Provide funds for distributions to our unitholders and to our general partner for any one or more of the next four quarters (provided that our general partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter).

plus, if our general partner so determines, all or any portion of the cash on hand on the date of determination of available cash for the quarter resulting from working capital borrowings made subsequent to the end of such quarter.

Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to make a minimum quarterly distribution to the holders of our common units and subordinated units of $0.2125 per unit, or $0.85 per unit on an annualized basis, to the extent we have sufficient available cash after the establishment of cash reserves and the payment of costs and expenses, including reimbursements of expenses to our general partner. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our general partner, taking into consideration the terms of our partnership agreement. Please see “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Revolving Credit Facility,” for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Currently, our general partner is entitled to 2 percent of all quarterly distributions that we make prior to our liquidation. This general partner interest is currently represented by 1,437,433 general partner units. Our general partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2 percent interest in these distributions will be reduced if we issue additional units in the future and our general partner does not contribute a proportionate amount of capital to us to maintain its 2 percent general partner interest.

Our general partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the available cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.244375 per unit per quarter. The maximum distribution of 48 percent does not include any distributions that our general partner or its affiliates may receive on common, subordinated or general partner units that they own.

Percentage Allocations of Available Cash. The following table illustrates the percentage allocations of available cash from operating surplus between the unitholders and our general partner based on the specified target distribution levels in the partnership agreement. The amounts set forth under “Marginal Percentage Interest in Distributions” are the percentage interests of our general partner and the unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” The percentage interests shown for our unitholders and our general partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests set forth below for our general partner include its 2 percent general partner interest and assume that our general partner has contributed any additional capital necessary to maintain its 2 percent general partner interest, our general partner has not transferred its incentive distribution rights and there are no arrearages on common units.

	Total Quarterly Distribution Per Unit Target Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner

Minimum Quarterly Distribution	$0.2125		98%	2%
First Target Distribution	Above $0.2125	up to $0.244375	98%	2%
Second Target Distribution	Above $0.244375	up to $0.265625	85%	15%
Third Target Distribution	Above $0.265625	up to $0.318750	75%	25%
Thereafter	Above $0.318750		50%	50%

Subordination Period
Our partnership agreement provides that, during the subordination period (as defined below), the common units will have the right to receive distributions of available cash from operating surplus each quarter in an amount equal to $0.2125 per common unit, which amount is defined in our partnership agreement as the minimum quarterly distribution, plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters, before any distributions of available cash from operating surplus may be made on the subordinated units. These units are deemed “subordinated” because for a period of time, referred to as the subordination period, the subordinated units will not be entitled to receive any distributions until the common units have received the minimum quarterly distribution plus any arrearages in the payment of the minimum quarterly distribution on the common units from prior quarters. Furthermore, no arrearages will accrue or be payable on the subordinated units. The practical effect of the subordinated units is to increase the likelihood that, during the subordination period, there will be available cash to be distributed on the common units.

Definition of Subordination Period. Except as described below, the subordination period began on the closing date of the Offering and extends until the first business day following the distribution of available cash in respect of any quarter beginning after September 30, 2016, that each of the following tests are met:

•
Distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $0.85 (the annualized minimum quarterly distribution), for each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date.

•
The adjusted operating surplus (as defined in the partnership agreement) generated during each of the three consecutive, non-overlapping four-quarter periods immediately preceding that date equaled or exceeded the sum of $0.85 (the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during those periods on a fully diluted basis.

•	There are no arrearages in payment of the minimum quarterly distribution on the common units.

Early Termination of the Subordination Period. Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ending September 30, 2014, that each of the following tests are met:

•
Distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.275 (150 percent of the annualized minimum quarterly distribution), plus the related distributions on the incentive distribution rights, for the four-quarter period immediately preceding that date.

•
The adjusted operating surplus generated during the four-quarter period immediately preceding that date equaled or exceeded the sum of (1) $1.275 (150 percent of the annualized minimum quarterly distribution) on all of the outstanding common units, subordinated units and general partner units during that period on a fully diluted basis and (2) the corresponding distributions on the incentive distribution rights.

•	There are no arrearages in payment of the minimum quarterly distributions on the common units.

Expiration of the Subordination Period. When the subordination period ends, each outstanding subordinated unit will convert into one common unit and will thereafter participate pro rata with the other common units in distributions of available cash. In addition, if the unitholders remove our general partner other than for cause:

•
The subordinated units held by any person will immediately and automatically convert into common units on a one-for-one basis, provided (1) neither such person nor any of its affiliates voted any of its units in favor of the removal and (2) such person is not an affiliate of the successor general partner.

•	If all of the subordinated units convert pursuant to the foregoing, all cumulative common unit arrearages on the common units will be extinguished and the subordination period will end.

•	Our general partner will have the right to convert its general partner interest and its incentive distribution rights into common units or to receive cash in exchange for those interests.

Item 6. SELECTED FINANCIAL DATA

For periods prior to the Offering, the following selected financial data consisted of the combined operations of Phillips 66 Partners LP Predecessor (our Predecessor). All financial information presented for periods after the Offering represents the consolidated results of operations, financial position and cash flows of Phillips 66 Partners LP. Accordingly:

•
The selected income statement data for the year ended December 31, 2013, consists of the consolidated results of Phillips 66 Partners for the period from July 26, 2013, through December 31, 2013, and of the combined results of our Predecessor for the period from January 1, 2013, through July 25, 2013. The selected income statement data for the years ended December 31, 2012 and 2011, consist entirely of the combined results of our Predecessor.

•
The selected balance sheet data at December 31, 2013, consists of the consolidated balances of Phillips 66 Partners, while the selected balance sheet data at December 31, 2012 and 2011, consists of the combined balances of our Predecessor.

To ensure full understanding, you should read the selected financial data presented below in conjunction with "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations" and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Millions of Dollars Except Per Unit Amounts
	2013	2012	2011

Transportation and terminaling services revenue—related parties	$106.4	79.7	75.6
Transportation and terminaling services revenue—third parties	0.2	0.4	0.4
Net income	60.7	41.1	38.5
Net income subsequent to initial public offering	28.9	**	**
Limited partners' interest in net income subsequent to initial public offering	28.3	**	**
Net income subsequent to initial public offering per limited partner unit (basic and diluted)*
Common units	0.40	**	**
Subordinated units	0.40	**	**
Total assets	584.2	144.9	134.7
Cash distributions declared per unit	0.1548	**	**
*See Note 8—Net Income Per Limited Partner Unit, in the Notes to Consolidated Financial Statements.
**Information is not applicable for the periods prior to the Offering.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 55.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
Phillips 66 Partners LP (the Partnership) is a growth-oriented master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines and terminals and other transportation and midstream assets. On July 23, 2013, the Partnership’s common units began trading on the New York Stock Exchange under the symbol “PSXP.” On July 26, 2013, the Partnership completed its initial public offering (the Offering) of 18,888,750 common units representing limited partner interests. Phillips 66 Partners LP Predecessor (our Predecessor) includes the assets, liabilities and results of operations of certain crude oil and refined petroleum product pipeline systems and associated terminal and storage assets, previously operated and owned by Phillips 66, prior to their contribution to the Partnership in connection with the Offering (as described in more detail below).

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

Our assets consist of:

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

In connection with the Offering, we entered into multiple commercial agreements with Phillips 66, and amended an existing commercial agreement with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products. We also entered into storage and stevedoring services agreements with Phillips 66 and WRB Refining LP, and an omnibus agreement, an operational services agreement and a tax sharing agreement with Phillips 66. See Note 16—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of the terms of these agreements.

Basis of Presentation
For the periods prior to the closing of the Offering on July 26, 2013, the financial statements included in this Annual Report on Form 10-K were derived from the financial statements and accounting records of Phillips 66. These financial statements reflect the combined historical results of operations, financial position and cash flows of our assets as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within our Predecessor have been eliminated. The assets and liabilities in these financial statements have been reflected on a historical cost basis, because immediately prior to the Offering, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The statement of income also includes expense allocations for certain functions historically performed by Phillips 66 and not allocated to our assets, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based on relative values of net properties, plants and equipment (PP&E) and equity method investments, or pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial statements for periods prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented, and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering. All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of Phillips 66 Partners LP.

Executive Overview
On July 26, 2013, we completed the Offering of 18,888,750 common units to the public at a price of $23.00 per unit. This raised net proceeds of $404.4 million, after deducting underwriting discounts and commissions, structuring fees and other offering costs of $30.0 million. These proceeds are being retained to fund expansion capital expenditures, potential future acquisitions, and other general partnership purposes.

We reported net income of $60.7 million and generated cash from operations of $60.3 million in 2013, which we used to fund capital expenditures of $6.6 million, make distributions of $25.0 million to Phillips 66 prior to the Offering, and make cash distributions to our unitholders and general partner totaling $11.1 million subsequent to the Offering. As of December 31, 2013, we had cash and cash equivalents of $425.1 million and a $250 million unused revolving credit facility, with the flexibility to expand it by up to an additional $250 million. In the first quarter of 2014, we declared our fourth quarter cash distribution of $0.2248 per unit (payable in the first quarter of 2014), representing an increase of 5.8 percent over the minimum quarterly distribution of $0.2125 per unit.

We continue to focus on the following strategic areas:

•
Maintain safe and reliable operations. We are committed to maintaining and improving the safety, reliability and efficiency of our operations, which we believe to be key components in generating stable cash flows. We strive for operational excellence by utilizing Phillips 66’s existing programs to integrate health, occupational safety, process safety and environmental principles throughout our business with a commitment to continuous improvement. We continue to employ Phillips 66’s rigorous training, integrity and audit programs to drive ongoing improvements in both personal and process safety as we strive for zero incidents.

•
Focus on fee-based businesses supported by contracts with minimum volume commitments and inflation escalators. We are focused on generating stable and predictable cash flows by providing fee-based transportation and midstream services to Phillips 66 and third parties. In connection with the Offering, we entered into multiple long-term, fee-based commercial agreements with Phillips 66 that include minimum volume commitments and inflation escalators. We believe these agreements will substantially mitigate volatility in our cash flows by reducing our direct exposure to commodity price fluctuations.

•
Grow through strategic acquisitions. We plan to pursue strategic acquisitions of assets from Phillips 66 as well as third parties. We believe Phillips 66 will offer us opportunities to purchase additional transportation and midstream assets that it may acquire or develop in the future or that it currently owns. We also may have opportunities to pursue the acquisition or development of additional assets jointly with Phillips 66.

•
Optimize existing assets and pursue organic growth opportunities. We will seek to enhance the profitability of our existing assets by pursuing opportunities to increase throughput and storage volumes, as well as by managing costs and improving operating efficiencies. We also intend to consider opportunities to increase revenue on our pipeline, terminal and storage systems by evaluating and capitalizing on organic expansion projects that may arise in the markets we serve.

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

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses are comprised primarily of labor expenses (including contractor services), utility costs, and repairs and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. Although we seek to manage our maintenance expenditures on our pipelines, terminals and storage facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is performed regularly.

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

EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) before income taxes, net interest expense, depreciation and amortization. Distributable cash flow is generally defined as EBITDA less net interest paid, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue from minimum volume commitments and certain non-cash items. Distributable cash flow does not reflect changes in working capital balances. Distributable cash flow and EBITDA are not presentations made in accordance with accounting principles generally accepted in the United States of America (GAAP). EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

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

The GAAP measures most directly comparable to EBITDA and distributable cash flow are net income and net cash provided by operating activities. EBITDA and distributable cash flow should not be considered as alternatives to GAAP net income or net cash provided by operating activities. EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. EBITDA and distributable cash flow should not be considered in isolation or as substitutes for analysis of our results as reported under GAAP. Additionally, because EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definitions of EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Affecting the Comparability of Our Financial Results
Our results of operations subsequent to the Offering may not be comparable to our Predecessor's historical results of operations for the reasons described below:

Revenues
Subsequent to the Offering, most of our revenues are generated from the commercial agreements that we entered into with Phillips 66 in connection with the Offering and under which Phillips 66 agrees to pay us tariffs for transporting crude oil and refined petroleum products on our pipeline systems and fees for providing terminaling and storage services at our terminals and storage facilities. These contracts contain minimum volume commitments and, in many cases, tariffs and fees that are higher than our Predecessor's historical rates. Accordingly, revenue increased during 2013 compared with our Predecessor's historical revenues as a result of these new agreements.

Expenses
Prior to the Offering, our Predecessor's operating and maintenance and general and administrative expenses included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by Phillips 66, as well as certain overhead expenses allocated by ConocoPhillips through April 30, 2012. Allocations for operating and maintenance services included such items as engineering and logistics support. Allocations for general and administrative services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessor based on the nature of the expenses and our proportionate share of (1) net PP&E and equity-method investments, or (2) pipeline miles. Subsequent to the Offering, under our omnibus agreement and operational services agreement, Phillips 66 continues to charge us a combination of fixed and reimbursable charges for administrative and operational services, which are projected to be comparable in the near term to those charged for 2012. We also incur incremental general and administrative expenses as a result of being a stand-alone publicly traded partnership, as well as incremental insurance costs.

Financing
There are differences in the way we finance our operations as compared to the way our Predecessor financed our operations. Historically, our Predecessor’s operations were financed as part of Phillips 66’s (and, prior to April 30, 2012, ConocoPhillips’) integrated operations, and our Predecessor did not record any separate costs associated with financing our operations. Additionally, our Predecessor largely relied on internally generated cash flows and capital contributions from Phillips 66 to satisfy its capital expenditure requirements. Subsequent to the Offering, we intend to make cash distributions to our unitholders at a minimum distribution rate of $0.2125 per unit per quarter ($0.85 per unit on an annualized basis). Based on the terms of our cash distribution policy, we will distribute to our unitholders and our general partner most of the excess cash generated by our operations. We retained approximately $404.4 million from the net proceeds of the Offering for general partnership purposes, including potential future acquisitions from Phillips 66 and third parties, as well as potential future expansion capital expenditures. To the extent we do not fund acquisitions and expansion capital expenditures with proceeds from the Offering, we will fund them primarily from external sources, including borrowings under our $250 million revolving credit facility and future issuances of equity and debt securities, as well as related party financing with Phillips 66.

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

Business Environment
Subsequent to the Offering, we generate substantially all of our revenue under long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. Because we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs included in our commercial agreements with Phillips 66. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of Phillips 66 or our other future customers. Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines, as well as demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals.

RESULTS OF OPERATIONS

	Millions of Dollars
	Year Ended December 31
	2013	2012	2011
Revenues
Transportation and terminaling services—related parties	$106.4	79.7	75.6
Transportation and terminaling services—third parties	0.2	0.4	0.4
Other income	0.2	—	—
Total revenues	106.8	80.1	76.0

Costs and Expenses
Operating and maintenance expenses	27.4	22.9	24.5
Depreciation	6.2	6.6	5.8
General and administrative expenses	10.0	7.8	5.6
Taxes other than income taxes	1.7	1.4	1.3
Interest and debt expense	0.3	—	—
Total costs and expenses	45.6	38.7	37.2
Income before income taxes	61.2	41.4	38.8
Provision for income taxes	0.5	0.3	0.3
Net Income	$60.7	41.1	38.5
Less: Predecessor income prior to initial public offering on July 26, 2013	31.8
Net income subsequent to initial public offering	28.9
Less: General partner's interest in net income subsequent to initial public offering	0.6
Limited partners' interest in net income subsequent to initial public offering	$28.3

EBITDA	$67.7	48.0	44.6

Distributable cash flow subsequent to initial public offering	$30.4

	Year Ended December 31
	2013	2012	2011
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines*
Crude oil throughput	272	242	237
Refined product throughput	262	278	241
Total	534	520	478

Terminals
Crude Oil
Storage volumes	208	193	196
Terminaling throughput	170	174	182
Refined Products
Terminaling throughput	234	252	237
Total	612	619	615

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue per barrel	$0.31	0.27	0.27
Average terminaling and storage revenue per barrel	0.20	0.13	0.13
*Represents the sum of volumes transported through each separately tariffed pipeline segment.

The following tables present reconciliations of EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Year Ended December 31
	2013	2012	2011
Reconciliation to Net Income
Net income	$60.7	41.1	38.5
Add:
Depreciation	6.2	6.6	5.8
Net interest expense	0.1	—	—
Amortization of deferred rentals	0.2	—	—
Provision for income taxes	0.5	0.3	0.3
EBITDA	67.7	48.0	44.6
Less:
Predecessor EBITDA prior to initial public offering on July 26, 2013	35.7
EBITDA subsequent to initial public offering	32.0
Plus:
Adjustments related to minimum volume commitments	—
Phillips 66 prefunded projects	0.8
Other	0.4
Less:
Net interest paid	0.1
Income taxes paid	—
Maintenance capital expenditures	2.7
Distributable cash flow subsequent to initial public offering	$30.4

	Millions of Dollars
	Year Ended December 31
	2013	2012	2011
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$60.3	44.5	43.7
Add:
Net interest expense	0.1	—	—
Provision for income taxes	0.5	0.3	0.3
Changes in working capital	6.6	1.0	(1.4)
Deferred rentals and other	0.2	2.2	2.0
EBITDA	67.7	48.0	44.6
Less:
Predecessor EBITDA prior to initial public offering on July 26, 2013	35.7
EBITDA subsequent to initial public offering	32.0
Plus:
Adjustments related to minimum volume commitments	—
Phillips 66 prefunded projects	0.8
Other	0.4
Less:
Net interest paid	0.1
Income taxes paid	—
Maintenance capital expenditures	2.7
Distributable cash flow subsequent to initial public offering	$30.4

Statement of Income Analysis

2013 vs. 2012

Revenues increased $26.7 million, or 33 percent, in 2013, primarily attributable to:

•
Higher terminaling and storage fees in 2013, particularly at our Clifton Ridge terminal. Effective January 1, 2013, the structure of the fees we charge Phillips 66 for terminaling services provided at our Clifton Ridge terminal was changed, replacing a cost-plus arrangement with a fixed-fee, volume-based structure.

•
Increased pipeline tariff rates in 2013, particularly on our Clifton Ridge crude pipelines. The tariff rates in the first six months of 2013 were $0.0800, $0.0500 and $0.0100 per barrel for volumes transported on our Clifton Ridge to Lake Charles refinery pipeline, our Shell to Clifton Ridge pipeline, and our Pecan Grove to Clifton Ridge pipeline, respectively, compared with $0.0050, $0.0025 and $0 per barrel in 2012. Effective in July 2013, tariff rates were further increased 5 percent on our Clifton Ridge crude pipelines and Sweeny to Pasadena product pipelines, and 2 percent on our Hartford Connector product pipelines.

•
Higher revenues realized under loss allowance provisions in 2013, mainly due to a newly established loss allowance provision on our Sweeny to Pasadena pipelines effective in March 2013 and higher loss allowance revenues on our Clifton Ridge pipelines.

These increases were partially offset by lower pipeline and terminal throughput volume on our Sweeny to Pasadena products system, reflecting lower refinery output at the Sweeny Refinery due to scheduled maintenance turnaround activity in the first quarter of 2013 and unplanned power outages during the first half of 2013.

Operating and maintenance expenses increased $4.5 million, or 20 percent, in 2013, mainly due to higher tank and marine dock maintenance costs at our Pasadena and Hartford terminals, repairs associated with a pipeline flange at our Pasadena terminal, and dredging work and tank repairs at our Clifton Ridge marine terminal, as well as higher insurance expenses associated with operating as a stand-alone publicly traded partnership. These increases were partially offset by lower environmental costs on our Clifton Ridge crude system. Operating and maintenance expenses included volumetric gains of $1.5 million in 2013, compared with $1.0 million in 2012.

General and administrative expenses increased $2.2 million, or 28 percent, in 2013, primarily reflecting incremental expenses associated with operating as a stand-alone publicly traded partnership, and higher allocations from Phillips 66 prior to the Offering due to Phillips 66's increased costs associated with being a stand-alone company subsequent to its separation from ConocoPhillips.

Interest and debt expense increased $0.3 million in 2013. In connection with the Offering, we entered into a $250 million senior unsecured revolving credit facility. The $0.3 million of interest and debt expense consisted of commitment fees and amortization of debt issuance costs.

See Note 14—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rate.

2012 vs. 2011

Revenues increased $4.1 million, or 5 percent, in 2012, primarily attributable to:

•
Increased pipeline tariffs in 2012, particularly on our Sweeny to Pasadena pipelines, which had a 7 percent tariff increase, and our Hartford Connector pipelines, which had a 5 percent tariff increase.

•
Increased terminaling and storage fees in 2012, particularly at our Hartford terminal, which had higher storage and barge loading rates, as well as our Pasadena terminal, which had higher diesel and gasoline rack rates.

•
Higher throughput volumes in 2012 on our Hartford Connector pipelines, primarily reflecting a coker and refinery expansion project at the Wood River Refinery, which increased refined petroleum product yield, including diesel transported on our Hartford Connector pipelines.

These increases were partially offset by lower terminaling and storage fees at our Clifton Ridge terminal. In 2012 and 2011, Clifton Ridge terminal fees were based on a cost-plus-margin arrangement. Our Clifton Ridge terminal experienced lower operating and maintenance expenses in 2012, which led to lower revenue under the cost-plus arrangement. Effective January 1, 2013, our Clifton Ridge terminal replaced its cost-plus arrangement with a fixed-fee, volume-based structure.

Operating and maintenance expenses decreased $1.6 million, or 7 percent, in 2012, primarily attributable to lower maintenance costs at our Clifton Ridge terminal, as well as the timing of maintenance activities at other facilities. Operating and maintenance expenses included volumetric gains of $1.0 million in 2012, compared with $1.7 million in 2011.

Depreciation increased $0.8 million, or 14 percent, in 2012, primarily due to higher depreciation at our Hartford terminal, reflecting the installation and startup of two new tanks in April 2011, and on our Sweeny to Pasadena pipelines, due to the retirement of a replaced control system.

General and administrative expenses increased $2.2 million, or 39 percent, in 2012, primarily reflecting higher allocations from Phillips 66 due to Phillips 66's increased costs associated with being a stand-alone company during the last eight months of 2012. In addition, Phillips 66 allocations related to compensation and benefit costs increased during 2012.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Historically, our Predecessor's sources of liquidity included cash generated from operations and funding from Phillips 66. Prior to the Offering, our Predecessor participated in Phillips 66’s centralized cash management system; accordingly, the cash receipts were deposited in Phillips 66’s or its subsidiaries’ bank accounts, all cash disbursements were made from those accounts, and our Predecessor maintained no bank accounts dedicated solely to our assets. As a result, our Predecessor's historical financial statements reflected no cash balances. In connection with the Offering, we established separate bank accounts, and Phillips 66 continues to provide treasury services on our general partner’s behalf under our omnibus agreement. Our ongoing sources of liquidity following the Offering include cash generated from operations, borrowings under our revolving credit facility and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, to meet our long-term capital expenditure requirements, and to make quarterly cash distributions.

Operating Activities
During 2013, cash of $60.3 million was provided by operating activities, a 36 percent improvement over cash from operations of $44.5 million in 2012. The improvement was driven by higher revenues due to higher tariffs and higher terminaling and storage fees. These increases were partially offset by lower pipeline and terminal throughput volumes, higher operating and maintenance costs, and increased general and administrative expenses, as well as unfavorable working capital impacts. Working capital impacts primarily reflected higher prepaid insurance expenses, as well as accounts receivable and payable with Phillips 66 subsequent to the Offering. Prior to the Offering, accounts receivable and payable with Phillips 66 were reflected in the "Net distributions to Phillips 66—prior to initial public offering" line of "Cash Flows from Financing Activities" on our consolidated statement of cash flows.

During 2012, cash of $44.5 million was provided by operating activities, a 2 percent improvement over cash from operations of $43.7 million in 2011. The improvement was driven by an increase in revenue due to higher tariffs and volumes, along with lower maintenance costs during 2012, partially offset by unfavorable working capital impacts. Working capital impacts primarily reflected timing of accounts payable balances between year-end 2012 and 2011.

Revolving Credit Facility
On June 7, 2013, we entered into a $250 million senior unsecured revolving credit agreement (Credit Agreement) with a syndicate of financial institutions, which became effective upon the closing of the Offering on July 26, 2013. We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. The Credit Agreement has an initial five-year term beginning on the day we entered into the Credit Agreement, and we have the option to extend for two additional one-year terms, subject to certain conditions, including the consent of the lenders holding the majority of the commitments and each lender extending its individual commitment. The Credit Agreement includes sub-facilities for swingline loans and letters of credit.

Outstanding borrowings under the Credit Agreement will bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The Credit Agreement also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date we entered into the Credit Agreement. Prior to our obtaining credit ratings, if ever, the pricing levels for the commitment fee and interest-rate margins will be based on our ratio of total debt to EBITDA (as described in the Credit Agreement) for the prior four fiscal quarters. After we obtain credit ratings, if ever, the pricing levels will be based on our credit ratings in effect from time to time. The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type, including a covenant that requires us to maintain a ratio of total debt to EBITDA for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). If an event of default occurs under the Credit Agreement and is continuing, the lenders may terminate their commitments and declare the amount of all outstanding borrowings, together with accrued interest and all fees, to be immediately due and payable. Among other things and until such time as we have an investment grade rating, we would not be able to make any cash distributions to our unitholders for so long as an event of default is continuing. As of December 31, 2013, no amount had been drawn under the Credit Agreement.

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

Our capital expenditures for the years ended December 31, 2013, 2012 and 2011 were:

	Millions of Dollars
	2013	2012	2011

Maintenance	$3.5	4.1	10.2
Expansion	3.1	10.9	0.3
Total Capital Expenditures	$6.6	15.0	10.5

Our capital expenditures for the year ended December 31, 2013, were $6.6 million. These capital expenditures were primarily associated with the following activities:

•
Returning an idled tank back to service, activating an additional bay at the truck rack, and commissioning biodiesel blending services at our Hartford terminal, thereby increasing the terminal’s available capacity.

•	The replacement of buried piping with above-ground piping and installation of enhanced measurement and monitoring equipment on our Clifton Ridge crude system.

•	An upgrade of security equipment to comply with regulatory requirements and installation of flow control equipment at our Hartford terminal.

•	The replacement of certain equipment on our Sweeny to Pasadena products system.

Our capital expenditures for the years ended December 31, 2012 and 2011, were $15.0 million and $10.5 million, respectively. These capital expenditures were primarily directed toward the following activities during the two-year period:

•	Installation of biodiesel tanks and associated equipment at our Hartford and Pasadena terminals.

•	An upgrade of remote monitoring equipment at our Clifton Ridge terminal.

•	Installation of a new tank at our Clifton Ridge terminal.

•	Capacity expansion work at our Hartford terminal.

We have forecasted capital expenditures to be approximately $16.9 million for the year ending December 31, 2014. Included in our planned 2014 capital expenditures are $8.6 million of maintenance capital expenditures and $8.3 million of expansion capital expenditures. The planned capital expenditures are primarily directed toward spending on:

•
Obtaining permit and equipment procurement associated with the construction of a new tank and associated tank dike, activation of a portion of pipeline to connect to a new connection point, activation of an additional bay at the truck rack, and an upgrade of certain pumps on our Hartford Connector products system, thereby increasing the system’s available capacity.

•	The replacement of buried piping with above-ground piping and modifications to improve optionality to receive a wider slate of crude oil grades on our Clifton Ridge crude system.

•	The installation of a meter prover at our Pecan Grove barge dock, thereby increasing the barge dock's available capacity.

•	The replacement and upgrade of certain equipment to improve operation reliability.

We anticipate that the planned maintenance capital expenditures will be funded with cash from operations, the $2.2 million remaining prefunding from Phillips 66 for certain projects at our Clifton Ridge and Hartford terminals pursuant to our omnibus agreement, and, if necessary, borrowings under our Credit Agreement. We will initially rely upon proceeds retained from the Offering to fund future expansion capital expenditures. Thereafter, we expect to rely primarily upon external financing sources, including borrowings under our Credit Agreement, borrowing from related parties, and the issuance of debt and equity securities, to fund any significant future expansion capital expenditures.

Cash Distributions
For future quarters, we intend to pay at least the minimum quarterly distribution of $0.2125 per unit, which equates to $15.3 million per quarter, or $61.1 million per year, based on the number of common, subordinated and general partner units outstanding as of December 31, 2013.

On January 22, 2014, the Board of Directors of our general partner declared a quarterly cash distribution of $0.2248 per unit, or $16.2 million, that was paid on February 13, 2014, to unitholders of record as of February 4, 2014. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per common unit.

The following table summarizes our announced quarterly cash distributions:

Quarter Ended	Total Quarterly Cash Distribution Per Unit (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
September 30, 2013*	$0.1548	11.1	November 13, 2013
December 31, 2013	0.2248	16.2	February 13, 2014
*The quarterly cash distribution for the third quarter of 2013 was calculated as the minimum quarterly cash distribution of $0.2125 per unit, prorated for the period from July 26, 2013, to September 30, 2013.

Contractual Obligations

The following table summarizes our aggregate contractual obligations as of December 31, 2013:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Purchase obligations	$8.2	8.2	—	—	—
Other long-term liabilities:
Asset retirement obligations	0.4	—	—	—	0.4
Total	$8.6	8.2	—	—	0.4

In addition to the obligations included in the table above, in conjunction with the Offering, we entered into an omnibus agreement with Phillips 66. The omnibus agreement contractually requires us to pay a $13.7 million fixed annual fee to Phillips 66 for certain administrative and operational support services being provided to us. The omnibus agreement generally remains in full force and effect so long as Phillips 66 controls our general partner. Due to the indefinite nature of the agreement's term, the fixed fee is not included in the contractual obligations table above.

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

Regulatory Matters
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act and Energy Policy Act of 1992, and certain of our pipeline systems providing intrastate service are subject to rate regulation by applicable state authorities under their respective laws and regulations. Our pipelines and terminal operations are also subject to safety regulations adopted by the Department of Transportation, as well as to state regulations. For more information on federal and state regulations affecting our business, please see “Items 1 and 2. Business and Properties—Rates and Other Regulations.”

Legal and Tax Matters
Under our omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66's legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66's legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66's legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2013, we did not have any accrued contingent liabilities. In the case of income-tax-related contingencies, Phillips 66's tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability. See Note 14—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information about income-tax-related contingencies.

Environmental
We are subject to extensive federal, state and local environmental laws and regulations. These laws and regulations, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or require us to install additional pollution control equipment at or on our facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of governmental orders that may subject us to additional operational constraints.

Future expenditures may be required to comply with the federal Clean Air Act and other federal, state and local requirements in respect of our various sites, including our pipelines and storage assets. The impact of legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity.

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

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal requirements regarding the environment; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations. At December 31, 2012, our Predecessor recorded a total environmental accrual of $0.3 million for historical releases of refined petroleum products at our Hartford terminal. Pursuant to our omnibus agreement, Phillips 66 indemnifies us for these environmental liabilities. As of December 31, 2013, we did not have any accrued environmental liabilities. In the future, we may be involved in environmental assessments, cleanups and proceedings. Please see "Items 1 and 2. Business and Properties—Environmental Regulations," for additional information regarding environmental regulations.

Indemnification
Under our omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of our assets prior to the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of our assets that occur on or after the closing of the Offering and for certain environmental liabilities related to our assets to the extent Phillips 66 is not required to indemnify us.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses. See Note 2—Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for descriptions of our major accounting policies. Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. The following discussions of critical accounting estimates, along with the discussion of contingencies in this report, address all important accounting areas where the nature of accounting estimates or assumptions could be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

Depreciation
We calculate depreciation expense using the straight-line method over the estimated useful lives of our properties, plants and equipment (PP&E), currently ranging from 3 years to 45 years. Changes in the estimated useful lives of our PP&E could have a material effect on our results of operations.

Impairments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets; generally at a pipeline system or terminal level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future tariffs, volumes, operating costs, and capital project decisions, considering all available information at the date of review.

Asset Retirement Obligations
Under various contracts, permits and regulations, we have legal obligations to remove tangible equipment and restore the land at the end of operations at certain operational sites. Our largest asset removal obligations involve the abandonment or removal of pipeline. Estimating the future asset removal costs necessary for this accounting calculation is difficult. Most of these removal obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. Asset removal technologies and costs, regulatory and other compliance considerations, expenditure timing, and other inputs into valuation of the obligation, including discount and inflation rates, are also subject to change.

Environmental Costs
In addition to asset retirement obligations discussed above, under the above or similar contracts, permits and regulations, we have certain obligations to complete environmental-related projects. These obligations are primarily related to historical releases of refined petroleum products. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties.

Goodwill
At December 31, 2013, we had $2.5 million of goodwill recorded in conjunction with past business combinations.  Goodwill, an intangible asset, is not amortized.  Instead, goodwill is subject to annual reviews for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have determined we have one reporting unit for goodwill impairment testing purposes.  Management must apply its judgment in determining the estimated fair value of our reporting unit for purposes of performing the periodic goodwill impairment test.

Management uses all available information to make this fair value determination, including observed market earnings multiples of comparable companies, our unit price and associated total entity market capitalization and the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.  In addition, if the estimated fair value of the reporting unit is less than the book value (including the goodwill), further management judgment must be applied in determining the fair values of individual assets and liabilities for purposes of the hypothetical purchase price allocation.  At year-end 2013, the estimated fair value of our reporting unit exceeded the recorded net book value (including goodwill) of the reporting unit by over 100 percent.  However, a lower fair value estimate in the future could result in an impairment.  In addition, a prolonged or significant decline in our unit price could provide evidence of a need to record a material impairment of goodwill.

OUTLOOK

On February 13, 2014, we entered into an agreement to acquire certain transportation, terminaling and storage assets from Phillips 66 for a total consideration of $700 million. These assets consist of Phillips 66’s Gold Product Pipeline System and the Medford Spheres, two newly constructed refinery-grade propylene storage spheres. We expect to finance the acquisition with cash on hand of $400 million, the issuance of additional units valued at $140 million, and the assumption of a 5-year, $160 million note payable to a subsidiary of Phillips 66. The number of additional units will be based on the average daily closing price of our common units for the 10 trading days prior to February 13, 2014, or $38.86 per unit, with 98 percent issued as common units and 2 percent issued as general partner units. The transaction is targeted to occur on March 1, 2014.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we currently have no debt and operate only in the United States, we are not exposed to interest-rate risk or foreign currency exchange-rate risk.

Commodity Price Risk
As we neither take ownership of the crude oil or products we transport and store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodity being shipped. This loss allowance, which comprised 14 percent, 11 percent and 11 percent of total revenues in 2013, 2012 and 2011, respectively, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with commodity prices; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

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

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in "Item 1A. Risk Factors" in this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHILLIPS 66 PARTNERS LP

Report of Management

The accompanying consolidated financial statements of Phillips 66 Partners LP (the Partnership) and the other information appearing in this Annual Report were prepared by, and are the responsibility of, management of the Partnership's general partner, Phillips 66 Partners GP LLC. The consolidated financial statements present fairly the Partnership's financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the Partnership includes amounts that are based on estimates and judgments management of the Partnership's general partner believes are reasonable under the circumstances. The Partnership's financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm appointed by the Audit Committee of the Phillips 66 Partners GP LLC Board of Directors. The management of the Partnership's general partner has made available to Ernst & Young LLP all of the Partnership's financial records and related data, as well as the minutes of directors' meetings.

/s/ Greg C. Garland	/s/ Greg G. Maxwell

Greg C. Garland	Greg G. Maxwell
Chairman of the Board of Directors and Chief Executive Officer	Vice President and Chief Financial Officer
Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

February 21, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

We have audited the accompanying consolidated balance sheet of Phillips 66 Partners LP as of December 31, 2013, and 2012, and the related consolidated statements of income, changes in equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Partnership’s internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Partnership’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips 66 Partners LP at December 31, 2013, and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

/s/ Ernst & Young LLP

Houston, Texas
February 21, 2014

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2013	2012	2011
Revenues
Transportation and terminaling services—related parties	$106.4	79.7	75.6
Transportation and terminaling services—third parties	0.2	0.4	0.4
Other income	0.2	—	—
Total revenues	106.8	80.1	76.0

Costs and Expenses
Operating and maintenance expenses	27.4	22.9	24.5
Depreciation	6.2	6.6	5.8
General and administrative expenses	10.0	7.8	5.6
Taxes other than income taxes	1.7	1.4	1.3
Interest and debt expense	0.3	—	—
Total costs and expenses	45.6	38.7	37.2
Income before income taxes	61.2	41.4	38.8
Provision for income taxes	0.5	0.3	0.3
Net Income	$60.7	41.1	38.5
Less: Predecessor income prior to initial public offering on July 26, 2013	31.8
Net income subsequent to initial public offering	28.9
Less: General partner's interest in net income subsequent to initial public offering	0.6
Limited partners' interest in net income subsequent to initial public offering	$28.3

Net Income Subsequent to Initial Public Offering Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.40
Subordinated units—Phillips 66	0.40

Cash Distribution Paid Per Unit (dollars)	$0.1548

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	18,889
Common units—Phillips 66	16,328
Subordinated units—Phillips 66	35,217
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2013	2012
Assets
Cash and cash equivalents	$425.1	—
Accounts receivable—related parties	11.3	—
Accounts receivable—third parties	0.1	0.2
Materials and supplies	0.6	0.3
Other current assets	2.3	—
Total Current Assets	439.4	0.5
Net properties, plants and equipment	135.9	135.8
Goodwill	2.5	2.5
Deferred rentals—related parties	6.4	6.1
Total Assets	$584.2	144.9

Liabilities
Accounts payable—related parties	$5.2	—
Accounts payable—third parties	3.0	1.4
Payroll and benefits payable	—	0.2
Accrued property and other taxes	1.0	0.6
Other current liabilities	0.4	0.2
Total Current Liabilities	9.6	2.4
Asset retirement obligations	0.4	0.3
Accrued environmental costs	—	0.2
Deferred income taxes	0.1	—
Total Liabilities	10.1	2.9

Equity
Net investment	—	142.0
Common unitholders—public (18,888,750 units issued and outstanding)	409.1	—
Common unitholder—Phillips 66 (16,328,362 units issued and outstanding)	48.6	—
Subordinated unitholder—Phillips 66 (35,217,112 units issued and outstanding)	104.9	—
General partner—Phillips 66 (1,437,433 units issued and outstanding)	11.5	—
Total Equity	574.1	142.0
Total Liabilities and Equity	$584.2	144.9
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2013	2012	2011
Cash Flows From Operating Activities
Net income	$60.7	41.1	38.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	6.2	6.6	5.8
Deferred rentals and other	—	(2.2)	(2.0)
Working capital adjustments
Decrease (increase) in accounts receivable	(11.1)	(0.1)	—
Decrease (increase) in materials and supplies	(0.3)	—	—
Decrease (increase) in other current assets	(2.2)	—	—
Increase (decrease) in accounts payable	6.6	(0.8)	1.3
Increase (decrease) in other accruals	0.4	(0.1)	0.1
Net Cash Provided by Operating Activities	60.3	44.5	43.7

Cash Flows From Investing Activities
Capital expenditures	(6.6)	(15.0)	(10.5)
Other	0.2	—	—
Net Cash Used in Investing Activities	(6.4)	(15.0)	(10.5)

Cash Flows From Financing Activities
Net distributions to Phillips 66—prior to initial public offering	(25.0)	(29.5)	(33.2)
Project prefunding from Phillips 66	3.0	—	—
Proceeds from issuance of common units	434.4	—	—
Offering costs	(30.0)	—	—
Debt issuance costs	(0.1)	—	—
Distributions to common unitholders—public	(2.9)	—	—
Distributions to common unitholder—Phillips 66	(2.5)	—	—
Distributions to subordinated unitholder—Phillips 66	(5.5)	—	—
Distributions to general partner—Phillips 66	(0.2)	—	—
Net Cash Provided by (Used in) Financing Activities	371.2	(29.5)	(33.2)

Net Change in Cash and Cash Equivalents	425.1	—	—
Cash and cash equivalents at beginning of period	—	—	—
Cash and Cash Equivalents at End of Period	$425.1	—	—
See Notes to Consolidated Financial Statements.

.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Net Investment	Total

December 31, 2010	$—	—	—	—	125.1	125.1
Net income	—	—	—	—	38.5	38.5
Net distributions to Phillips 66	—	—	—	—	(33.2)	(33.2)
December 31, 2011	$—	—	—	—	130.4	130.4
Net income	—	—	—	—	41.1	41.1
Net distributions to Phillips 66	—	—	—	—	(29.5)	(29.5)
December 31, 2012	$—	—	—	—	142.0	142.0
Net income from January 1, 2013 through July 25, 2013	—	—	—	—	31.8	31.8
Net distributions to Phillips 66	—	—	—	—	(25.0)	(25.0)
Project prefunding from Phillips 66	—	—	—	—	3.0	3.0
July 25, 2013 (prior to initial public offering)	—	—	—	—	151.8	151.8
Allocation of net investment to unitholders	—	44.6	96.1	11.1	(151.8)	—
Proceeds from initial public offering, net of offering costs	404.4	—	—	—	—	404.4
Net income from July 26, 2013 through December 31, 2013	7.6	6.5	14.2	0.6	—	28.9
Cash distributions to unitholders and general partner	(2.9)	(2.5)	(5.5)	(0.2)	—	(11.1)
Other	—	—	0.1	—	—	0.1
December 31, 2013	$409.1	48.6	104.9	11.5	—	574.1
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Description of the Business
Phillips 66 Partners LP (the Partnership) is a Delaware limited partnership formed on February 20, 2013, by Phillips 66 Company and Phillips 66 Partners GP LLC, both wholly owned subsidiaries of Phillips 66. A registration statement on Form S-1, as amended through the time of its effectiveness, was filed by the Partnership with the U.S. Securities and Exchange Commission (SEC) and was declared effective on July 22, 2013. On July 23, 2013, Phillips 66 Partners common units began trading on the New York Stock Exchange under the symbol “PSXP.” On July 26, 2013, the Partnership completed its initial public offering (the Offering) of 18,888,750 common units (including 2,463,750 common units issued pursuant to the exercise of the underwriters' over-allotment option) representing limited partner interests. After completion of the Offering, the Partnership includes the assets, liabilities and results of operations of certain crude oil and refined petroleum product pipeline systems and associated terminal and storage assets, previously operated and owned by Phillips 66 (as described in more detail below). Prior to the Offering, the assets, liabilities and results of operations of the aforementioned assets related to Phillips 66 Partners LP Predecessor. Unless otherwise stated or the context otherwise indicates, all references to "Phillips 66 Partners," " the Partnership," "us," "our," "we," or similar expressions for time periods prior to the Offering refer to Phillips 66 Partners LP Predecessor, "our Predecessor" for accounting purposes. For time periods subsequent to the Offering, these terms refer to the legal entity Phillips 66 Partners LP.

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

Our assets consist of:

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

Basis of Presentation
For the periods prior to the closing of the Offering on July 26, 2013, the financial statements included in this Annual Report on Form 10-K were derived from the financial statements and accounting records of Phillips 66. These financial statements reflect the combined historical results of operations, financial position and cash flows of our assets as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within our

Predecessor have been eliminated. The assets and liabilities in these financial statements have been reflected on a historical cost basis, because immediately prior to the Offering, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The statement of income for the periods prior to the Offering includes expense allocations for certain functions historically performed by Phillips 66 and not previously allocated to our assets, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based on relative values of net properties, plants and equipment (PP&E) and equity method investments, or pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial statements for periods prior to the Offering may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented, and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering.

Phillips 66 uses a centralized approach to the cash management and financing of its operations. For periods prior to the Offering, cash generated and used by our operations was transferred to Phillips 66 daily, and Phillips 66 funded our operating and investing activities as needed. Accordingly, the cash and cash equivalents held by Phillips 66 were not allocated to us, and we had no bank accounts. We reflected transfers of cash to and from Phillips 66’s cash management system as a component of “Net investment” on our balance sheet, and as part of “Net distributions to Phillips 66—prior to initial public offering” on our statement of cash flows. We did not include any interest expense for intercompany cash advances from Phillips 66, since historically Phillips 66 did not allocate interest expense related to intercompany advances to any of its businesses. For periods after the Offering, we have our own bank accounts and no longer participate in Phillips 66’s centralized cash management system.

All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our consolidated statements of income and cash flows for the year ended December 31, 2013, consist of the consolidated results of the Partnership for the period from July 26, 2013, through December 31, 2013, and the combined results of our Predecessor for the period from January 1, 2013, through July 25, 2013. Our consolidated statements of income and cash flows for the years ended December 31, 2012 and 2011, consists entirely of the combined results of our Predecessor.

•	Our consolidated balance sheet at December 31, 2013, consists of the consolidated balances of the Partnership, while at December 31, 2012, it consists of the combined balances of our Predecessor.

•
Our consolidated statement of changes in equity for the year ended December 31, 2013, consists of both the combined activity for our Predecessor prior to July 26, 2013, and the consolidated activity for the Partnership completed at and subsequent to the Offering on July 26, 2013. Our consolidated statement of changes in equity for the years ended December 31, 2012 and 2011, consists entirely of the combined activity of our Predecessor.

Note 2—Summary of Significant Accounting Policies

•	Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

•
Net Investment—In the consolidated balance sheet, net investment represents Phillips 66’s historical investment in us, our accumulated net earnings after taxes, and the net effect of transactions with, and allocations from, Phillips 66.

•
Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

•
Revenue Recognition—Revenue is recognized for crude oil and refined petroleum product pipeline transportation based on the delivery of actual volumes transported at contractual tariff rates. Revenue is recognized for crude oil and refined petroleum product terminaling and storage as performed based on contractual rates related to throughput volumes or cost-plus-margin arrangements. Substantially all of our revenue was derived from Phillips 66, and the contractual rates do not necessarily reflect market rates for the historical periods presented prior to the Offering.

Effective January 1, 2013, the structure of the fees we charge Phillips 66 for terminaling services provided at the Clifton Ridge terminal was changed. During 2012 and 2011, terminaling fees were on a cost-plus-margin reimbursement basis. Beginning in 2013, the cost-plus-margin arrangement was replaced with various storage, dock and truck unloading fees.

Transportation contracts that are operating leases and include rentals with fixed escalation are recognized on a straight-line basis over the lease term. Any difference between the transportation fee recognized under the straight-line method and the transportation fee received in cash is deferred to the consolidated balance sheet as “Deferred rentals.” If the underlying transportation contract is amended to eliminate fixed escalation, the balance of deferred rentals is amortized over the remaining life of the contract.

In connection with the Offering, we entered into certain transportation services agreements and terminal services agreements with Phillips 66 that are considered operating leases under GAAP. See Note 16—Related Party Transactions, for additional information on these agreements. These agreements include escalation clauses to adjust transportation tariffs and terminaling fees to reflect changes in price indices. Revenues from these agreements are recorded within "Transportation and terminaling services—related parties" on our consolidated statement of income.

•
Cash Equivalents—Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and have original maturities of 90 days or less from their date of purchase. They are carried at cost plus accrued interest, which approximates fair value.

•
Imbalances—We do not purchase or produce crude oil or refined petroleum product inventories. We experience imbalances as a result of variances in meter readings and in other measurement methods, and volume fluctuations within our crude oil system due to pressure and temperature changes. Certain of our transportation contracts provide for the shipper to pay a contractual loss allowance, which is valued using quoted market prices of the applicable commodity being shipped. These loss allowances, which are received from the shipper irrespective of, and calculated independently from, actual volumetric gains or losses, are recorded as revenue. Any volumetric gains or losses are valued using quoted market prices of the applicable commodities and are recorded as decreases or increases to operating and maintenance expenses, respectively.

•
Fair Value Measurements—We measure assets and liabilities requiring fair value presentation using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclose such amounts according to the quality of valuation inputs under the following hierarchy:

Level 1: Quoted prices in an active market for identical assets or liabilities.
Level 2: Inputs other than quoted prices that are directly or indirectly observable.
Level 3: Unobservable inputs that are significant to the fair value of assets or liabilities.

The classification of an asset or liability is based on the lowest level of input significant to its fair value. Those that are initially classified as Level 3 are subsequently reported as Level 2 when the fair value derived from unobservable inputs is inconsequential to the overall fair value, or if corroborated market data becomes available. Assets and liabilities that are initially reported as Level 2 are subsequently reported as Level 3 if corroborated market data is no longer available. We had no assets or liabilities requiring remeasurement to or disclosure of fair value at December 31, 2013, or at December 31, 2012.

Recurring Fair Value Measurements—Fair values of our accounts receivable and accounts payable approximate their carrying values due to the short-term nature of these instruments. Our financial assets and liabilities would be classified in their entirety based on the lowest level of input that is significant to the fair value measurement.

Nonrecurring Fair Value Measurements—Fair value measurements are applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of asset retirement obligations. Nonrecurring fair value measurements are also applied, when applicable, to determine the fair value of our long-lived assets.

•
Accounts Receivable—Prior to the Offering, our receivables primarily consisted of third-party customer accounts receivable that were recorded at the invoiced amounts and did not bear interest. Intercompany receivables with Phillips 66 were included in “Net investment” on the consolidated balance sheet. Please see Note 1—Business and Basis of Presentation, for a discussion of Phillips 66’s centralized cash management system. Subsequent to the Offering, our receivables primarily consist of accounts receivable from related parties that are recorded at the invoiced amounts and do not bear interest. Account balances for these receivables are charged directly to bad debt expense when it becomes probable the receivable will not be collected.

•
Properties, Plants and Equipment (PP&E)—PP&E are stated at cost. Costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation of PP&E is determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

•
Major Maintenance Activities—Costs for planned integrity management projects are expensed in the period incurred. These types of costs include pipe and tank inspection services, contractor repair services, materials and supplies, equipment rentals and our labor costs.

•
Impairment of Long-Lived Assets—PP&E used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, then the carrying value is written down to estimated fair value through additional depreciation provisions and reported as impairments in the periods in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets—generally at the pipeline or terminal level. Because there usually is a lack of quoted market prices for our long-lived assets, the fair value of potentially impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future throughputs, prices, operating costs, tariffs, and capital project decisions, considering all available evidence at the date of review.

•
Goodwill—Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of the reporting unit with goodwill has been reduced below carrying value. The fair value of the reporting unit is compared to the book value of the reporting unit. If the fair value is less than book value, including goodwill, then the recorded goodwill is written down to its implied fair value with a charge to earnings. We have determined we have one reporting unit for testing goodwill for impairment.

•
Asset Retirement Obligations and Environmental Costs—Fair values of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related PP&E. Over time, the liability is increased for the change in its present value, and the capitalized cost in PP&E is depreciated over the useful life of the related asset or group of assets.

Environmental expenditures are expensed or capitalized, depending upon their future economic benefit. Expenditures relating to an existing condition caused by past operations, and those having no future economic benefit, are expensed. Liabilities for environmental expenditures are recorded on an undiscounted basis (unless acquired in a purchase business combination) when environmental assessments or cleanups are probable and the costs can be reasonably estimated. Recoveries of environmental remediation costs from other parties, such as state reimbursement funds, are recorded as assets when their receipt is probable and estimable.

•
Employee Benefit Plans—The employees supporting our operations are employees of Phillips 66 and its affiliates. Phillips 66 sponsors various employee pension and postretirement health insurance plans. For purposes of these consolidated financial statements, we are accounting for our participation in these benefit plans as multiemployer plans. We recognize as expense in each period an allocation from Phillips 66 for our share of payroll costs and employee benefit plan costs, and we do not recognize any employee benefit plan assets or liabilities. While we are accounting for our participation as multiemployer plans for the purposes of presenting these consolidated financial statements, those benefit plans are not technically multiemployer plans. Therefore, we have not included the disclosures required for multiemployer plans.

•
Income Taxes—We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Our taxable income was included in the consolidated U.S. federal income tax returns of Phillips 66 and in a number of consolidated state income tax returns. Subsequent to the Offering, our operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Therefore, we have excluded income taxes from these consolidated financial statements, except for the income tax provision resulting from state laws that apply to entities organized as partnerships. With regard to Texas, our tax provision is computed as if we were a stand-alone tax paying entity. Interest related to unrecognized tax benefits is included in interest and debt expense, and penalties are included in operating and maintenance expenses.

•	Comprehensive Income—We have not reported comprehensive income due to the absence of items of other comprehensive income in the periods presented.

•
Unit-Based Compensation—The fair value of phantom unit awards granted to non-employee directors is based on the fair market value of Phillips 66 Partners LP common units on the date of grant. Our unit-based compensation expenses are recognized at the time of grant for phantom units since they vest immediately and are not forfeitable.

Note 3—Initial Public Offering

On July 23, 2013, the Partnership's common units began trading on the New York Stock Exchange under the symbol "PSXP." On July 26, 2013, the Partnership completed the Offering of 18,888,750 common units to the public at a price of $23.00 per unit, which included a 2,463,750 common unit over-allotment option that was fully exercised by the underwriters.

In exchange for the assets contributed to us, Phillips 66 received:

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

Note 4—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 97 percent, 97 percent and 98 percent of our total revenues for the years ended December 31, 2013, 2012 and 2011, respectively. We provide crude oil and refined petroleum product pipeline transportation, terminaling and storage services to Phillips 66 and other related parties.

We are potentially exposed to concentration of credit risk primarily through our accounts receivable with Phillips 66. These receivables have payment terms of 30 days or less. We monitor the creditworthiness of Phillips 66, which has an investment grade credit rating, and we have no history of collectability issues with them.

Note 5—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2013	2012
Cost:
Land	N/A	$4.0	4.0
Buildings and improvements	3 to 30 years	6.1	5.4
Pipelines and related assets	15 to 45 years	36.2	35.9
Terminals and related assets	25 to 45 years	165.1	161.2
Construction-in-progress	N/A	3.1	1.7
Gross PP&E		214.5	208.2
Less: accumulated depreciation		(78.6)	(72.4)
Net PP&E		$135.9	135.8

Note 6—Goodwill

Goodwill was allocated to us from Phillips 66 based on the relative fair market value of our net PP&E, compared with the fair market value of Phillips 66’s reporting unit that included our net PP&E as of the date on which Phillips 66’s purchase transaction that resulted in goodwill was completed. Goodwill is tested for impairment on an annual basis and when indicators of potential impairment exist. We have performed our annual impairment tests, and no impairment in the carrying value of goodwill has been identified for the years ended December 31, 2013, 2012 and 2011. Goodwill was $2.5 million as of December 31, 2013 and 2012.

Note 7—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2013	2012

Asset retirement obligations	$0.4	0.3
Accrued environmental costs	—	0.3
Total asset retirement obligations and accrued environmental costs	0.4	0.6
Asset retirement obligations and accrued environmental costs due within one year*	—	(0.1)
Long-term asset retirement obligations and accrued environmental costs	$0.4	0.5
*Classified as a current liability on the balance sheet, under the caption “Other current liabilities.”

Asset Retirement Obligations
We have asset removal obligations that we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of pipeline. Most of these obligations are not expected to be paid until many years in the future.
During 2013 and 2012, our overall asset retirement obligations changed as follows:

	Millions of Dollars
	2013	2012

Balance at January 1	$0.3	0.4
Accretion of discount	—	—
Changes in estimates of existing obligations	0.1	(0.1)
Balance at December 31	$0.4	0.3

We do not expect any short-term spending and, as a result, there were no current liabilities reported on the consolidated balance sheet for asset retirement obligations at December 31, 2013 and 2012.

Accrued Environmental Costs
At December 31, 2012, our Predecessor recorded a total environmental accrual of $0.3 million, including accrued environmental costs of $0.1 million in “Other current liabilities” on the consolidated balance sheet, primarily related to cleanup and remediation at terminal locations. Pursuant to our omnibus agreement, Phillips 66 indemnifies us for these environmental liabilities. At December 31, 2013, we did not have any accrued environmental liabilities. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Note 8—Net Income Per Limited Partner Unit

Net income per unit applicable to common limited partner units and to subordinated limited partner units is computed by dividing the respective limited partners’ interest in net income for the period subsequent to the Offering by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, and incentive distribution rights. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.

Millions of Dollars
2013

Net income subsequent to the Offering	$28.9
Less: General partner’s distributions declared	0.5
Limited partners' distributions declared on common units	13.4
Limited partner's distributions declared on subordinated units	13.4
Distributions less than net income subsequent to the Offering	$1.6

	2013
	General Partner	Limited Partners' Common Units	Limited Partner's Subordinated Units	Total
Net income subsequent to the Offering: (millions)
Distributions declared	$0.5	13.4	13.4	27.3
Distributions less than net income subsequent to the Offering	0.1	0.7	0.8	1.6
Net income subsequent to the Offering	$0.6	14.1	14.2	28.9

Weighted average units outstanding:
Basic	1,437,433	35,217,112	35,217,112	71,871,657
Diluted	1,437,433	35,217,112	35,217,112	71,871,657

Net income per limited partner unit: (dollars)
Basic		$0.40	0.40
Diluted		0.40	0.40

On January 22, 2014, the Board of Directors of our general partner declared our quarterly cash distribution of $0.2248 per unit, or $16.2 million in total, for the fourth quarter of 2013. This distribution was paid on February 13, 2014, to unitholders of record as of February 4, 2014.

Note 9—Debt

On June 7, 2013, we entered into a $250 million senior unsecured revolving credit agreement (Credit Agreement) with a syndicate of financial institutions, which became effective upon the closing of the Offering on July 26, 2013. We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. The Credit Agreement has an initial five-year term beginning on the day we entered into the Credit Agreement, and we have the option to extend for two additional one-year terms, subject to certain conditions, including the consent of the lenders holding the majority of the commitments and each lender extending its individual commitment. The Credit Agreement includes sub-facilities for swingline loans and letters of credit.

Outstanding borrowings under the Credit Agreement will bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The Credit Agreement also provides for customary fees, including administrative agent fees and commitment fees. Commitment fees began to accrue beginning on the date we entered into the Credit Agreement. Prior to our obtaining credit ratings, if ever, the pricing levels for the commitment fee and interest-rate margins will be based on our ratio of total debt to EBITDA (as described in the Credit Agreement) for the prior four fiscal quarters. After we obtain credit ratings, if ever, the pricing levels will be based on our credit ratings in effect from time to time. The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default that we consider to be customary for an agreement of this type, including a covenant that requires us to maintain a ratio of total debt to EBITDA for the prior four fiscal quarters of not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (5.5 to 1.0 during the specified period following certain acquisitions). If an event of default occurs under the Credit Agreement and is continuing, the lenders may terminate their commitments and declare the amount of all outstanding borrowings, together with accrued interest and all fees, to be immediately due and payable. Among other things and until such time as we have an investment grade rating, we would not be able to make any cash distributions to our unitholders for so long as an event of default is continuing. As of December 31, 2013, no amount had been drawn under the Credit Agreement.

Note 10—Contingencies

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

Environmental
We are subject to federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. See Note 7—Asset Retirement Obligations and Accrued Environmental Costs, for a summary of our accrued environmental liabilities.

Legal Proceedings
Under our omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66's legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66's legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2013, we did not have any accrued contingent liabilities.

Indemnification
Under our omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of our assets prior to the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of our assets that occur on or after the closing of the Offering and for certain environmental liabilities related to our assets to the extent Phillips 66 is not required to indemnify us.

Note 11—Leases

In connection with the Offering, we entered into certain transportation services agreements and terminal services agreements with Phillips 66 that are considered operating leases under GAAP. See Note 16—Related Party Transactions, for additional information on these agreements. These agreements include escalation clauses to adjust transportation tariffs and terminaling fees to reflect changes in price indices. Revenues from these agreements are recorded within "Transportation and terminaling services—related parties" on our consolidated statement of income.

As of December 31, 2013, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars

2014	$95.5
2015	95.5
2016	95.7
2017	95.5
2018	76.8
2019 and thereafter	350.4
Total	$809.4

Note 12—Employee Benefit Plans

Employees of Phillips 66 who directly or indirectly support our operations participate in the pension, postretirement health insurance, and defined contribution benefit plans sponsored by Phillips 66, which includes other subsidiaries of Phillips 66. Prior to the Offering, costs associated with benefit plans included the cost allocated to us from Phillips 66's transportation organization and for employees of Phillips 66 who were fully dedicated to supporting our business. Our Predecessor recorded its share of pension and postretirement costs of $0.6 million for the period from January 1, 2013, to July 25, 2013, and $1.1 million for each of the years ended December 31, 2012 and 2011. Our Predecessor's share of defined contribution benefit plan costs for the period from January 1, 2013, through July 25, 2013, was $0.3 million, and for the years ended December 31, 2012 and 2011, was $0.9 million and $0.3 million, respectively. Subsequent to the Offering, costs associated with benefit plans consist of the cost for employees of Phillips 66 who are fully dedicated to supporting our business. These costs were $0.1 million for the period from July 26, 2013, to December 31, 2013.

These costs are included in either “General and administrative expenses” or “Operating and maintenance expenses” on our consolidated statement of income, depending on the nature of the employee’s role in our operations.

Note 13—Unit-Based Compensation

The Board of Directors of our general partner adopted the Phillips 66 Partners LP 2013 Incentive Compensation Plan (the ICP) in the third quarter of 2013.  Awards under the ICP are available for officers, directors and employees of the general partner or its affiliates, and any consultants or other individuals who perform services for the Partnership.  The ICP allows for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards.  The ICP limits the number of common units that may be delivered pursuant to awards to 2,500,000, subject to proportionate adjustment in the event of unit splits and similar events.

Through December 31, 2013, we issued only phantom units under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the settlement date, and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount of cash equal to any cash distributions paid on a common unit during that time.  In September 2013, we granted 2,171 phantom units to three non-employee directors of the general partner of Phillips 66 Partners. Phantom units granted to non-employee directors vest immediately on the grant date, because they are non-forfeitable.  These phantom units do not convey voting rights.

Note 14—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships, primarily Texas and Illinois.

Income taxes charged to income were:

	Millions of Dollars
	2013	2012	2011

Current	$0.4	0.3	0.3
Deferred	0.1	—	—
Total	$0.5	0.3	0.3

Deferred income taxes reflect the net tax effect of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and tax purposes. At December 31, 2013, we had a deferred tax liability of $0.1 million primarily related to PP&E and deferred rentals. Our effective tax rate was 0.8 percent, 0.7 percent and 0.8 percent, respectively, for the years ended December 31, 2013, 2012 and 2011.

As of December 31, 2013, we had no liability reported for unrecognized tax benefits and we did not have any interest or penalties related to income taxes for the years ended December 31, 2013, 2012 and 2011. Texas and Illinois tax returns for 2013 are subject to examination.

Note 15—Cash Flow Information

	Millions of Dollars
	2013	2012	2011
Cash Payments
Interest and debt expense	$0.3	—	—
Income taxes*	—	—	—
*Excludes our share of cash tax payments made directly by Phillips 66 prior to the Offering on July 26, 2013.

Note 16—Related Party Transactions

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

Omnibus Agreement
In connection with the Offering, we entered into an omnibus agreement with Phillips 66, certain of its subsidiaries and our general partner. This agreement addresses our payment of an annual operating and administrative support fee, and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. It also addresses our right of first offer to acquire Phillips 66’s direct one-third equity interest in each of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities related to our assets, and the prefunding of certain projects by Phillips 66. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks.

Tax Sharing Agreement
In connection with the Offering, we entered into a tax sharing agreement with Phillips 66 pursuant to which we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 as a result of our results of operations being included in a combined or consolidated tax return filed by Phillips 66 with respect to taxable periods including or beginning on the closing date of the Offering. The amount of any such reimbursement will be limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with Phillips 66. Phillips 66 may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we would nevertheless reimburse Phillips 66 for the tax we would have owed had the attributes not been available or used for our benefit, even though Phillips 66 had no cash expense for that period.

Related Party Transactions
Significant related-party transactions included in general and administrative expenses and operating and maintenance expenses were:

	Millions of Dollars
	2013	2012	2011

General and administrative expenses	$9.9	7.8	5.6
Operating and maintenance expenses	10.0	8.8	7.6
Total	$19.9	16.6	13.2

Our management believes the charges allocated to our Predecessor prior to the Offering were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone publicly traded partnership for periods prior to the Offering.

Subsequent to the Offering, we pay Phillips 66 an operational and administrative support fee under the terms of the omnibus agreement, initially in the amount of $13.7 million (payable in equal monthly installments and prorated for the first year of service), for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms in our omnibus agreement. Under our operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also included volumetric gains/losses associated with volumes transported by Phillips 66. The classification of these charges between general and administrative expenses and operating and maintenance expenses is based on the functional nature of the services being performed for our operations.

Note 17—Subsequent Events

On February 13, 2014, we entered into an agreement to acquire certain transportation, terminaling and storage assets from Phillips 66 for a total consideration of $700 million. These assets consist of Phillips 66’s Gold Product Pipeline System and the Medford Spheres, two newly constructed refinery-grade propylene storage spheres. We expect to finance the acquisition with cash on hand of $400 million, the issuance of additional units valued at $140 million, and the assumption of a 5-year, $160 million note payable to a subsidiary of Phillips 66. The number of additional units will be based on the average daily closing price of our common units for the 10 trading days prior to February 13, 2014, or $38.86 per unit, with 98 percent issued as common units and 2 percent issued as general partner units. The transaction is targeted to occur on March 1, 2014.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars					Per Common Unit
	Total Revenues	Income Before Income Taxes	Net Income	Net Income Subsequent to Initial Public Offering	Limited Partners' Interest in Net Income Subsequent to Initial Public Offering	Net Income Subsequent to Initial Public Offering
						Basic and Diluted
2013
First	$21.0	10.8	10.7	*	*	*
Second	26.2	15.8	15.7	*	*	*
Third	29.6	17.5	17.3	11.9	11.7	0.17
Fourth	30.0	17.1	17.0	17.0	16.6	0.24

2012
First	$18.2	8.2	8.1	*	*	*
Second	18.5	9.6	9.5	*	*	*
Third	21.3	12.0	11.9	*	*	*
Fourth	22.1	11.6	11.6	*	*	*
*Information is not applicable for the periods prior to the Offering.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and that such information is accumulated and communicated to our general partner's management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2013, our general partner's Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the general partner's management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our general partner's Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2013.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2013, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the Partnership's independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Phillips 66 Partners LP
We are managed by the directors and executive officers of our general partner, Phillips 66 Partners GP LLC. Our general partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Phillips 66 indirectly owns all of the membership interests in our general partner. Our general partner has a Board of Directors, and our unitholders are not entitled to elect the directors or directly or indirectly to participate in our management or operations.

The Board of Directors of our general partner currently has seven members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). The NYSE does not require a listed limited partnership to have a majority of independent directors on its general partner's board of directors or to establish a compensation committee or a nominating committee. However, the Board of Directors of our general partner has established an Audit Committee and a Conflicts Committee to address conflict situations. Phillips 66 appoints all members to the Board of Directors of our general partner. The Board of Directors of our general partner has determined that Joseph W. O'Toole, Mark A. Haney and Gary K. Adams are independent directors under the independence standards of the NYSE.

The officers of our general partner manage the day-to-day affairs of our business. Neither we nor our subsidiaries have any employees. Our general partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our general partner, but we sometimes refer to these individuals in this Annual Report on Form 10-K as our employees.

Directors and Executive Officers of Phillips 66 Partners GP LLC
Directors are elected by the sole member of our general partner and hold office until their successors have been elected or qualified or until the earlier of death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board of Directors. The following table shows information for the directors and executive officers of Phillips 66 Partners GP LLC.

Name	Position with Phillips 66 Partners GP LLC	Age*
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	56
Greg G. Maxwell	Director, Vice President and Chief Financial Officer	57
C.C. (Clayton) Reasor	Director and Vice President, Investor Relations	57
Tim G. Taylor	Director and President	60
C. Doug Johnson	Vice President and Controller	54
J.T. (Tom) Liberti	Vice President and Chief Operating Officer	61
Joseph W. O'Toole	Director	75
Mark A. Haney	Director	59
Gary K. Adams	Director	63
*On February 15, 2014

Greg C. Garland Greg C. Garland has served as Chief Executive Officer and Chairman of the Board of Directors of our general partner since March 2013. Mr. Garland became Chairman of the Board of Directors, President and Chief Executive Officer of Phillips 66 in April 2012. Mr. Garland devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, directly managing our business and affairs. Mr. Garland was appointed Senior Vice President, Exploration and Production—Americas for ConocoPhillips in October 2010, having previously served as President and Chief Executive Officer of ChevronPhillips Chemical Company LLC (CPChem) since 2008. Mr. Garland is currently a member of the Board of Directors of DCP Midstream, LLC and Amgen Inc. We believe that Mr. Garland’s extensive experience in the energy industry, including his more than 30-year career with Phillips Petroleum Company, CPChem and ConocoPhillips, and his position as Chief Executive Officer of Phillips 66, makes him well qualified to serve both as a director and as Chairman of the Board of Directors of our general partner. In addition to his other skills and qualifications, we believe that Mr. Garland’s role as both Chairman and Chief Executive Officer will provide a vital link between management and the Board of Directors and allow the Board of Directors to perform its oversight role with the benefit of management’s perspective on business and strategy.

Greg G. Maxwell Greg G. Maxwell has served as Vice President, Chief Financial Officer and a member of the Board of Directors of our general partner since March 2013. Mr. Maxwell became Executive Vice President, Finance and Chief Financial Officer of Phillips 66 in April 2012. Mr. Maxwell devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Mr. Maxwell retired as CPChem’s Senior Vice President, Chief Financial Officer and Controller in 2012, a position he held since 2003. Mr. Maxwell is currently a member of the Board of Directors of DCP Midstream, LLC. In addition, Mr. Maxwell has previously served as a member of the Board of Directors of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP, CPChem and several of CPChem’s joint ventures. We believe that Mr. Maxwell is a suitable member of the Board of Directors because of his extensive industry experience and the knowledge of industry accounting and financial practices he has gained as Chief Financial Officer of Phillips 66 and Chief Financial Officer and Controller of CPChem. Mr. Maxwell also has pertinent board service as a board member for DCP Midstream Partners and DCP Midstream.

C.C. (Clayton) Reasor C.C. (Clayton) Reasor has served as Vice President, Investor Relations and a member of the Board of Directors of our general partner since March 2013. Mr. Reasor became Senior Vice President, Investor Relations, Strategy and Corporate Affairs of Phillips 66 in April 2012. Mr. Reasor devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Before assuming his current role, Mr. Reasor was Vice President, Corporate and Investor Relations for ConocoPhillips since 2009. In 2009, he was named as Vice President, Corporate Affairs of ConocoPhillips, after working as President, U.S. Marketing of ConocoPhillips from 2005 to 2009. He is a member of the Board of Directors of Stage Stores Inc. We believe that Mr. Reasor is a suitable member of the Board of Directors due to the significant investor relations experience he gained through his employment with Phillips 66 and ConocoPhillips. Mr. Reasor has developed, implemented and articulated corporate and marketing strategies and has leadership experience with operating and financial responsibilities. Mr. Reasor also has experience serving on the board of a public company.

Tim G. Taylor Tim G. Taylor has served as President and a member of the Board of Directors of our general partner since March 2013. Mr. Taylor became Executive Vice President, Commercial, Marketing, Transportation and Business Development of Phillips 66 in April 2012. Mr. Taylor devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Mr. Taylor retired as Chief Operating Officer of CPChem in 2011. Prior to that time, Mr. Taylor served as Executive Vice President, Olefins and Polyolefins of CPChem from 2008 to 2011, and Senior Vice President, Olefins and Polyolefins of CPChem from 2000 to 2008. Mr. Taylor is currently a member of the Board of Directors of CPChem and has previously served on the Board of Directors of Colonial Pipeline Company, Explorer Pipeline, and CPChem. We believe that Mr. Taylor is a suitable member of the Board of Directors because of his extensive industry experience, particularly his experience in the transportation and midstream businesses during his employment at Phillips 66 and Phillips Petroleum Company.

C. Doug Johnson C. Doug Johnson has served as Vice President and Controller of our general partner since February 2013. Mr. Johnson became Vice President and Controller of Phillips 66 in April 2012. Mr. Johnson devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Prior to his current role at Phillips 66, Mr. Johnson served as General Manager, Upstream Finance, Strategy and Planning of ConocoPhillips since 2010. Prior to that time, he served as General Manager, Downstream Finance of ConocoPhillips from 2008 to 2010 and General Manager, Upstream Finance of ConocoPhillips from 2005 to 2008. Mr. Johnson is currently a member of the Board of Directors of CPChem.

J.T. (Tom) Liberti J.T. (Tom) Liberti has served as Vice President and Chief Operating Officer of our general partner since March 2013. Mr. Liberti became General Manager, Master Limited Partnership of Phillips 66 in March 2013. Prior to his current role at Phillips 66, Mr. Liberti served as General Manager, Lubricants of Phillips 66 since April 2012 and General Manager, Lubricants of ConocoPhillips from 2002 to 2012.

Joseph W. O'Toole Joseph W. O'Toole has served as a member of the Board of Directors of our general partner since July 2013 and serves as the chair of the Audit Committee. Mr. O'Toole is currently a managing partner of Maeve Investment Company, LP, a private investment company, and President of Self Storage Company of North Fayette.

Mr. O'Toole retired as Vice President, General Tax Officer and General Tax Counsel of Phillips Petroleum Company in 1999, a position he held since 1977. Mr. O'Toole served as chairman of the American Petroleum Institute’s General Tax Committee in 1983 and represented the industry and Phillips Petroleum Company before government bodies in the U.S. and foreign countries on numerous occasions. Mr. O'Toole is currently a member of the Board of Directors and vice chairman of St. Vincent College Investment Committee. We believe that Mr. O'Toole is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry and the knowledge of industry accounting, tax and financial practices he procured while serving in senior tax and financial positions with Phillips Petroleum Company.

Mark A. Haney Mark A. Haney has served as a member of the Board of Directors of our general partner since July 2013 and serves on the Audit Committee and Conflicts Committee. Mr. Haney retired as Executive Vice President of Olefins and Polyolefins of CPChem in December 2011. Prior to that time, Mr. Haney served as Senior Vice President, Specialties, Aromatics and Styrenics of CPChem from 2008 to 2011, and Vice President, Polyethylene of CPChem from 2001 to 2008. Prior to joining CPChem in 2001, he held several senior positions with Phillips Petroleum Company, where he began his career in 1977. We believe that Mr. Haney is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry, particularly his leadership experience with operating responsibilities.

Gary K. Adams Gary K. Adams has served as a member of the Board of Directors of our general partner since September 2013. Mr. Adams serves as the lead director of our general partner, chair of the Conflicts Committee, and also serves on the Audit Committee. Mr. Adams currently serves as chief advisor of Chemicals for IHS Inc. He previously served more than 20 years with Chemical Market Associates Inc. (CMAI), during which he progressed to president, CEO and chairman of CMAI in 1997, serving that role until its acquisition by IHS in 2011. He also serves as a director for Arabian American Development Company. We believe that Mr. Adams is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry, particularly his leadership experience with operating responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our general partner, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the U.S. Securities and Exchange Commission (SEC) and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2013, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

Committees of the Board of Directors
The Board of Directors of our general partner has an Audit Committee and a Conflicts Committee. Each of the standing committees of the Board of Directors has the composition and responsibilities described below.

Audit Committee
Our general partner has an Audit Committee consisting of three directors, each of whom meets the independence and experience standards established by the NYSE and the Act. The members of the Audit Committee are Messrs. Adams, Haney, and O'Toole. Mr. O'Toole serves as the chair of the Audit Committee, and the Board of Directors of our general partner has determined that Mr. O'Toole is an audit committee financial expert (as defined in the Act). Our Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. Our Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. Our Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to our Audit Committee. Our Audit Committee has a written charter adopted by the Board of Directors of our general partner, which is available on our website at http://www.phillips66partners.com by selecting “About,” then “Governance,” then “Committees,” and selecting “View the Audit Committee Charter.”

Conflicts Committee
Two members of the Board of Directors of our general partner serve on our Conflicts Committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The members of the Conflicts Committee are Messrs. Adams and Haney, with Mr. Adams serving as the chair. The Board of Directors of our general partner determines whether to refer a matter to the Conflicts Committee on a case-by-case basis. The members of our Conflicts Committee may not be officers or employees of our general partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Act to serve on an audit committee of a board of directors. In addition, the members of our Conflicts Committee may not own any interest in our general partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. If our general partner seeks approval from the Conflicts Committee, then it will be presumed that, in making its decision, the Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or Phillips 66 Partners LP (the Partnership) challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Code of Business Ethics and Conduct
We have adopted a Code of Business Ethics and Conduct for directors and employees designed to help directors and employees resolve ethical issues in an increasingly complex global business environment. Our Code of Business Ethics and Conduct applies to all directors and employees, including the Chief Executive Officer and the Chief Financial Officer. Our Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, payments to government personnel, anti-boycott laws, U.S. embargoes and sanctions, compliance procedures and employee complaint procedures. Our Code of Business Ethics and Conduct is posted on the “About” section of our website under the “Governance” caption. Unitholders may also request printed copies of our Code of Business Ethics and Conduct by following the instructions located under the section "Website Access to SEC Reports" in "Items 1 and 2. Business and Properties."

Item 11. EXECUTIVE COMPENSATION

We and our general partner were formed in February 2013 and did not accrue any obligations with respect to compensation for directors and officers for the 2012 fiscal year or for any prior periods. Neither we nor our general partner employ any of the individuals who serve as executive officers of our general partner and are responsible for managing our business. We are managed by our general partner, the executive officers of which are employees of Phillips 66. We and our general partner have entered into an omnibus agreement with Phillips 66 pursuant to which, among other matters:

•	Phillips 66 makes available to our general partner the services of the Phillips 66 employees who will serve as the executive officers of our general partner.

•
Our general partner is obligated to reimburse Phillips 66 for an allocated portion of the costs that Phillips 66 incurs in providing compensation and benefits to certain Phillips 66 employees, including the executive officers of our general partner who devote at least a majority of their working time to our business (but not the executive officers of our general partner who devote less than a majority of their working time to our business).

•
Our general partner pays a fixed operational and administrative support fee to Phillips 66 to cover, among other things, the services provided to us by the executive officers of our general partner who devote less than a majority of their working time to our business.

Pursuant to the applicable provisions of our partnership agreement, we reimburse our general partner for the costs it incurs in relation to the Phillips 66 employees, including executive officers, who provide services to operate our business. Our “Named Executive Officers” (NEOs) consist of our general partner’s chief executive officer and our next two most highly compensated executive officers being:

•	Greg C. Garland, Chairman of the Board of Directors and Chief Executive Officer.

•	Tim G. Taylor, President.

•	J. T. (Tom) Liberti, Vice President and Chief Operating Officer.

Messrs. Garland and Taylor, who are also executive officers of Phillips 66, devote the majority of their time to their respective roles at Phillips 66 and also spend time, as needed, directly managing our business and affairs. Pursuant to the terms of the omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by Messrs. Garland and Taylor. Except with respect to awards that may be granted under the Phillips 66 Partners LP 2013 Incentive Compensation Plan (the ICP), which is discussed in more detail below under the section “Our Incentive Compensation Plan,” Messrs. Garland and Taylor do not receive any separate amounts of compensation for their services to our business or as executive officers of our general partner and, except for the fixed operational and administrative support fee we pay to Phillips 66, we do not otherwise pay or reimburse any compensation amounts to or for Messrs. Garland and Taylor.

Mr. Liberti devotes substantially all of his working time to our business and, pursuant to the terms of the omnibus agreement, we reimburse Phillips 66 for all the compensation and benefits paid to him with respect to time spent managing our business.

Please see Note 16—Related Party Transactions—Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Summary Compensation Table

The following summarizes the total compensation paid to our NEOs for their services in relation to our business since Phillips 66’s inception as a separate company in April 2012.

Name and Principal Position	Year(2)	Salary(3)	Stock Awards(4)	Stock Options(5)	Non-Equity Incentive Compensation Plan ($)(6)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(7)	All Other Compensation(8)	Total

Greg C. Garland, Chief Executive Officer(1)	2013	$—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—
Tim G. Taylor, President (1)	2013	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—
J.T. (Tom) Liberti, Vice President and Chief Operating Officer	2013	308,592	495,744	83,850	267,318	128,732	32,891	1,317,127
	2012	184,896	284,422	—	220,229	190,332	32,488	912,367
(1) Messrs. Garland and Taylor devote a small portion of their overall working time to our business. The compensation these NEOs receive from Phillips 66 in relation to their services for us do not comprise a material amount of their total compensation.
(2) All amounts for 2012 in this table reflect compensation received on or after Phillips 66’s separation from ConocoPhillips.
(3) Includes any amounts that were voluntarily deferred under Phillips 66’s Key Employee Deferred Compensation Plan.
(4) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with U.S. generally accepted accounting principles (GAAP) and reflect awards granted under Phillips 66’s Performance Share Program (PSP) and Phillips 66's Restricted Stock Program. The amount shown is the target set for the award, because it is the probable outcome at the setting of the target for the applicable performance period that the target will be achieved for the PSP. If payout was made at maximum, and excluding any individual adjustments, the amount shown would double, although the value of the actual payout would depend on Phillips 66’s stock price at the time of the payout. If payout was made at minimum, the amount would be reduced to zero. The amounts shown for awards from PSP relate to the respective three-year performance periods beginning in each of the years presented. The amounts shown for 2012 relate to three performance periods beginning in 2012 and ending in 2012, 2013 and 2014. On March 1, 2013, Mr. Liberti received promotional targets for the ongoing performance periods of the PSP which end in 2013, 2014 and 2015. Actual payout for the performance period that ended in 2013 was approved by the Phillips 66 Compensation Committee at its February 2014 meeting. The fair market value on the date of payout was $496,031. On February 7, 2013, Mr. Liberti received a grant of 1,345 restricted stock units under the Phillips 66 Restricted Stock Program valued at $83,619, as part of the Phillips 66 long-term incentive program. The restrictions on this award lapse on the third anniversary of the grant date. Termination for any reason other than retirement or layoff at least six months after the grant date, death or disability results in forfeiture, if the award is not vested. A layoff between six months and one year from the grant date results in a prorated award.
(5) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with GAAP and reflect awards granted under the Phillips 66 Stock Option Program. Stock options granted under that program generally vest in three equal annual installments beginning with the first anniversary of the date of the grant and expire ten years after the date of the grant. However, if an NEO has attained the early retirement age of 55 with five years of service, the value of the options granted is taken in the year of grant or over the number of months until the executive attains age 55 with five years of service. Termination for any reason other than retirement or layoff at least six months after the grant date, death or disability results in forfeiture, if the award is not vested. A layoff between six months and one year from the grant date results in a prorated award.
(6) These are amounts paid under Phillips 66's annual bonus program for 2012 and 2013, including bonus amounts that were voluntarily deferred under the Key Employee Deferred Compensation Plan. These amounts were paid in February 2013 and February 2014, respectively.
(7) Reflects the actuarial increase in the present value of the benefits under Phillips 66’s pension plans determined using interest rate and mortality rate assumptions consistent with those used in its financial statements. Interest rate assumption changes have a significant impact on the pension values. There are no deferred compensation earnings reported in this column, as the nonqualified deferred compensation plans do not provide above-market or preferential earnings.
(8) Amounts shown represent company contributions under the Phillips 66 Matching Gift Program, Phillips 66’s tax-qualified savings plan and non-qualified deferred compensation plan.

Narrative Disclosure to Summary Compensation Table and Additional Narrative Disclosure
Phillips 66 provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution and defined benefit retirement plans. Phillips 66 also provides certain additional benefits to its executives, such as personal security and executive life insurance arrangements. In addition, although our NEOs have not entered into employment agreements with Phillips 66, our NEOs are eligible to participate in Phillips 66’s executive severance and change in control plans, pursuant to which they would receive severance payments and benefits from Phillips 66 in the event of an involuntary termination of employment (with an enhanced level of payment if such termination occurs in connection with a change in control of Phillips 66). In the future, as Phillips 66 and our general partner formulate and implement compensation programs for our NEOs, Phillips 66 and/or our general partner may provide different and/or additional compensation components, benefits and/or perquisites to our NEOs, to ensure that they are provided with a comprehensive and competitive compensation structure.

As explained above, Messrs. Garland and Taylor currently devote a small portion of their overall working time to our business and the compensation these NEOs receive from Phillips 66 in relation to their services for us does not comprise a material amount of their total compensation. In addition, except for a fixed operational and administrative support fee that we pay to Phillips 66 pursuant to the terms of the omnibus agreement, and any awards that may be granted in the future to Messrs. Garland and Taylor under the ICP, we will not pay or reimburse any compensation amounts to or for Messrs. Garland or Taylor. The following sets forth a more detailed explanation of the elements of Phillips 66’s executive compensation program for Mr. Liberti.

Base Salary. Base salary is designed to provide a competitive fixed rate of pay recognizing employees’ different levels of responsibility and performance. In setting an executive’s base salary, Phillips 66 considers factors including, but not limited to, the responsibility level for the position held, market data for its relevant peer group, experience and expertise, individual performance and business results.

Annual Cash Bonus. Phillips 66’s annual cash incentive program provides participants with an opportunity to earn annual cash bonus awards generally based on company, business unit and individual performance. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s eligible earnings. For 2012 and 2013, Mr. Liberti had an annualized target bonus of 42 percent and 49 percent, respectively, of his eligible earnings.

The base award is weighted equally for corporate and business unit performance. For 2013 and 2012, Phillips 66 used the following metrics in relation to the corporate performance of Phillips 66 as a whole when evaluating performance for annual bonus program purposes, with the weightings specified as follows: Personal Safety, Process Safety, Environmental Stewardship and Reliability Metrics (20 percent), Cost Management (20 percent), Adjusted Earnings/Earnings Per Share (20 percent), Return on Capital Employed (20 percent), and Total Stockholder Return (20 percent). Phillips 66’s compensation committee used its judgment in assessing results in relation to the foregoing categories of criteria to award between zero and 200 percent of the NEO’s target bonus. There are multiple award units within Phillips 66 designed to measure performance and reward employees according to business unit performance. Performance criteria include quantitative and qualitative metrics specific to each business unit, such as income, cost control, safety and operational excellence, and resource and talent management. Finally, an individual performance adjustment may be applied for its executives and key employees. For 2012, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 175 percent of his target award level in recognition of Phillips 66’s performance at above target levels for several of the above-specified criteria, as well as its overall strong performance in the remaining categories. This payout level also reflected the performance of his business unit. Additionally, Mr. Liberti received an upward individual performance adjustment of 15 percent. For 2013, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 179 percent of his target award level in recognition of Phillips 66’s performance at above target levels. This payout level reflected the performance of his business unit.

Long-Term Equity-Based Compensation Awards. Phillips 66 maintains a long-term incentive program pursuant to which it grants equity-based awards in Phillips 66 stock to its executives and key employees. For 2012, Phillips 66’s equity-based awards for Mr. Liberti consisted of performance shares granted under its PSP, as identified in note (4) to the Summary Compensation Table above. The PSP awards consisted of restricted stock units that will vest and be paid out based on Phillips 66’s performance over periods ending at the end of fiscal years 2012, 2013 and 2014. Awards are paid out from zero to 200 percent of target depending on Phillips 66’s performance relative to the applicable targets. Individual performance adjustments of +/- 50 percent can also apply. Maximum payout, inclusive of both corporate and individual payout, is 200 percent. For the portion of the award covering the performance period ending at the end of fiscal year 2012, the performance metrics were the same as those that applied under Phillips 66’s annual cash bonus program for 2012. For the remaining two performance periods, payout levels for the PSP awards will be based on Phillips 66’s Total Stockholder Return (50 percent), as compared to a group of Phillips 66's peer companies, and Return on Capital Employed (50 percent). Generally, performance at the 50th percentile of the peer group would result in payout at target levels, subject to any individual performance or other adjustments that may be made by Phillips 66’s Compensation Committee. Any shares awarded in relation to Phillips 66’s PSP are subject to an additional 5-year escrow period and will be forfeited if the recipient’s employment terminates during the 5-year escrow period for a reason other than death, disability, layoff, or retirement after age 55 with five years of service. Phillips 66 also expects that its regular equity compensation program for its executives will include regular awards of stock options in Phillips 66, which is generally expected to account for 50 percent of the total targeted value of the equity-based awards going forward. However, Phillips 66 did not grant any such stock options in 2012.

For 2013, Phillips 66 adjusted the long-term incentive program to include restricted stock units. The programs deliver 50 percent of long-term target value in the form of performance share units through the PSP, 25 percent in the form of stock options and 25 percent in the form of restricted stock units. This reflects the cyclical nature of its business, promotes retention of high-performing talent and supports succession planning. For PSP programs beginning in 2013, awards can be paid out from zero to 200 percent of target with individual adjustments of +/- 50 percent. Maximum payout, inclusive of both corporate and individual payout, is 200 percent. Payout levels will be based on Phillips 66’s Total Stockholder Return (50 percent), as compared to a group of Phillips 66's peer companies, and Return on Capital Employed (50 percent). Beginning in 2013, payouts from the PSP will be paid out in cash at the end of the performance period.

Outstanding Equity Awards at Fiscal Year End

As a newly formed partnership, we have not granted, and none of our NEOs has received any grants of, equity or equity-based awards in us and no such awards were outstanding as of December 31, 2013. We may make grants of equity and equity-based awards in us to our NEOs, including Mr. Garland, Mr. Taylor and Mr. Liberti, and other key employees under the ICP. For additional information, please read “Our Incentive Compensation Plan” below.

Our NEOs have received and may continue to receive equity or equity-based awards in Phillips 66 under Phillips 66’s equity compensation programs. The following provides additional information about Mr. Liberti’s outstanding equity awards in Phillips 66 as of December 31, 2013.

Name	Grant Date (1)	Option Awards (2)				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable(3)	Number of Securities Underlying Unexercised Options Unexercisable	Option Exercise Price	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (4)	Market Value of Shares or Units of Stock That Have Not Vested	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested

J.T. (Tom) Liberti	2/9/2007	3,609	—	$29.58	2/8/2017	—	$—	—	$—
	2/14/2008	3,496	—	35.38	2/14/2018	—	—	—	—
	2/12/2010	14,016	—	21.56	2/12/2020	—	—	—	—
	2/10/2011	8,662	7,068	31.25	2/10/2021	—	—	—	—
	2/9/2012	7,249	14,500	32.03	2/9/2022	—	—	—	—
	2/7/2013	—	5,000	62.17	2/7/2023	—	—	—	—
						27,576	$2,126,937	23,594	$1,819,805
(1) The dates presented in this column represent the date the awards were granted by ConocoPhillips for grants prior to the separation from ConocoPhillips, and by Phillips 66 for all other awards. The awards granted prior to the separation were converted to Phillips 66 equity awards in connection with the separation and generally remain subject to the same original terms and conditions. All options vest in three equal annual installments following the date of grant.
(2) All options shown in the table have a maximum term for exercise of ten years from the grant date. Under certain circumstances, the terms for exercise may be shorter, and in certain circumstances, the options may be forfeited and cancelled. All awards shown in the table have associated restrictions upon transferability.
(3) The options shown in this column vested and became exercisable in 2013 or prior years (although under certain termination circumstances, the options may still be forfeited).
(4) These amounts include unvested restricted stock and restricted stock units awarded under the PSP for performance periods ending prior to May 1, 2012. These amounts also include the unvested restricted stock unit awards under the PSP for the performance period which ended December 31, 2013, or prior. Restrictions on PSP awards for performance periods beginning prior to 2009 lapse upon separation from service. Restrictions on PSP awards for performance periods beginning in 2009 through 2012 lapse five years from the grant date unless an election was made prior to the beginning of the performance period to defer lapsing of the restrictions until separation from service. Awards are subject to forfeiture if, prior to lapsing, Mr. Liberti separates from service for a reason other than death, disability, layoff, retirement after reaching age 55 with five years of service, or after a change of control, although Phillips 66’s Compensation Committee has the authority to waive forfeiture. The awards have no voting rights, but do pay dividend equivalents in cash. PSP awards for performance periods beginning in 2013 or later will be paid out in cash at the end of the performance period. The value of the awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 31, 2013 ($77.13).
(5) Reflects potential awards from ongoing performance periods under the PSP for performance periods ending December 31, 2014, and December 31, 2015. These awards are shown at maximum levels; however, there is no assurance that awards will be granted at, below or above target after the end of the relevant performance periods, as the determination to make a grant and the amount of any grant is within the judgment of Phillips 66’s Compensation Committee. Until an actual grant is made, these unearned awards pay no dividend equivalents. The value of these unearned awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 31, 2013 ($77.13).

Retirement, Health, Welfare and Additional Benefits. Our NEOs are eligible to participate in the employee benefit plans and programs that Phillips 66 may from time to time offer to its employees, subject to the terms and eligibility requirements of those plans. Our NEOs are also eligible to participate in tax-qualified defined contribution and defined benefit retirement plans to the same extent as all other Phillips 66 employees. Phillips 66 also maintains three supplemental retirement plans in which its executives and key employees participate. Its voluntary deferred compensation plan (the Phillips 66 Key Employee Deferred Compensation Plan) allows executives to defer both the receipt and taxation of a portion of their base salary until separation and annual bonus until a specific date or when they separate from employment. Its defined contribution restoration plan (the Phillips 66 Defined Contribution Make-Up Plan) restores benefits capped under Phillips 66's qualified defined contribution plan due to Internal Revenue Code limits. Finally, its defined benefit restoration plans (the Phillips 66 Key Employee Supplemental Retirement Plan and the Phillips 66 Supplemental Executive Retirement Plan) restore company sponsored benefits capped under the qualified defined benefit pension plan due to Internal Revenue Code limits and provide additional nonqualified pension benefits to executives who were hired in mid-career to partially compensate for the loss of retirement benefits from a previous employer. Our NEOs, including Mr. Liberti, participate in these programs and Phillips 66 remains responsible for providing 100 percent of the benefits thereunder. However, with respect to the executives for whom we are obligated to reimburse Phillips 66 for an allocated portion of compensation and benefits costs, we will pay periodic amounts to Phillips 66 pursuant to the terms of the omnibus agreement representing Phillips 66’s estimated costs for providing these benefits.

Severance and Change in Control Programs. Phillips 66 does not maintain individual severance or change in control agreements with its executives. Rather, Phillips 66 maintains an Executive Severance Plan (ESP) and a Key Employee Change in Control Severance Plan (CICSP) to provide and preserve an economic motivation for participating executives to consider a business combination that might result in an executive’s job loss and to compete effectively in attracting and retaining executives in an industry that features frequent acquisitions and divestitures.

Executive Severance Plan. The ESP provides that if Phillips 66 terminates the employment of an executive other than for cause, the executive will receive the following benefits, which may vary depending on salary grade level:

•	A lump sum payment equal to one and one-half or two times (one and one-half times in the case of Mr. Liberti) the sum of the executive’s base salary and current target annual bonus.

•
A lump sum payment equal to the present value of the increase in pension benefits that would result from crediting the executive with an additional one and one-half or two years of age and service under the pension plan (one and one-half years in the case of Mr. Liberti).

•	A lump sum payment equal to the cost of certain welfare benefits for an additional one and one-half or two years (one and one-half years in the case of Mr. Liberti).

•	Continued eligibility for a pro rata portion of the annual bonus paid with respect to the year of termination.

•
Layoff treatment under compensation plans that generally allows the executive to retain grants of Phillips 66 restricted stock and restricted stock units, and maintain eligibility for Phillips 66 PSP awards for ongoing periods in which he or she had participated for at least one year.

Change in Control Severance Plan. The CICSP provides that, if within two years of a change in control of Phillips 66, an executive’s employment is terminated, other than for cause, or by the executive for good reason, the executive will receive the following benefits, which may vary depending on salary grade level:

•
A lump sum payment equal to two or three times (two times in the case of Mr. Liberti) the sum of the executive's base salary and the higher of current target annual bonus or the average of the two most recent bonus payments.

•
A lump sum payment equal to the present value of the increase in pension benefits that would result from crediting the executive with an additional two or three years of age and service under the pension plan (two years in the case of Mr. Liberti).

•	A lump sum payment equal to the Company cost of certain welfare benefits for an additional two or three years (two years in the case of Mr. Liberti).

•	Continued eligibility for a pro rata portion of the annual bonus paid with respect to the year of termination.

In addition, upon severance following a change in control, an executive becomes eligible for vesting in all Phillips 66 equity awards and lapsing of any restrictions, with continued ability to exercise any stock options for their remaining terms. After a change in control, the CICSP may not be amended or terminated if the amendment would be adverse to the interests of any eligible participant without the participant’s written consent. Amounts payable under the CICSP are offset by any payments or benefits payable under any of Phillips 66’s other plans.

Our Incentive Compensation Plan
Our general partner adopted the ICP for officers, directors and employees of our general partner or its affiliates, and any consultants, affiliates of our general partner or other individuals who perform services for us. Our general partner may issue our executive officers and other service providers long-term equity based awards under the ICP, which awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued employment during the vesting period, as well as align their long-term interests with those of our unitholders. We will be responsible for the cost of awards granted under the ICP, and all determinations with respect to awards to be made under the ICP will be made by the Board of Directors of our general partner or any committee thereof that may be established for such purpose or by any delegate of the Board of Directors or such committee, subject to applicable law, which we refer to as the plan administrator. The Board of Directors of our general partner is currently designated as the plan administrator. The following description reflects the principal terms of the ICP.

General. The ICP provides for the grant, from time to time at the discretion of the Board of Directors of our general partner or any applicable committee or delegate thereof, subject to applicable law, of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards. The purpose of awards under the ICP is to provide additional incentive compensation to individuals providing services to us, and to align the economic interests of such individuals with the interests of our unitholders. The ICP limits the number of units that may be delivered pursuant to vested awards to 2,500,000 common units, subject to proportionate adjustment in the event of unit splits and similar events. Common units subject to awards that are canceled, forfeited, or otherwise terminated without delivery of the common units will be available for delivery pursuant to other awards. Common units canceled for payment of taxes will not be available for delivery pursuant to other awards.

Restricted Units and Phantom Units. A restricted unit is a common unit that is subject to forfeiture if the terms of vesting are not met. Upon vesting, the forfeiture restrictions lapse and the recipient holds a common unit that is not subject to forfeiture. A phantom unit is a notional unit that entitles the grantee to receive a common unit upon the vesting of the phantom unit or on a deferred basis upon specified future dates or events or, in the discretion of the plan administrator, cash equal to the fair market value of a common unit. The plan administrator may make grants of restricted and phantom units under the ICP that contain such terms, consistent with the ICP, as the administrator may determine are appropriate, including the period over which restricted or phantom units will vest. The plan administrator may, in its discretion, base vesting on the grantee’s completion of a period of service or upon the achievement of specified financial objectives or other criteria or upon a change of control (as defined in the ICP) or as otherwise described in an award agreement.

Distributions made by us with respect to awards of restricted units may be subject to the same vesting requirements as the restricted units.

Distribution Equivalent Rights. The plan administrator, in its discretion, may also grant distribution equivalent rights, either as stand-alone awards or in tandem with other awards. Distribution equivalent rights are rights to receive an amount in cash, restricted units or phantom units equal to all or a portion of the cash distributions made on units during the period in which an award remains outstanding.

Unit Options and Unit Appreciation Rights. The ICP also permits the grant of options covering common units. Unit options represent the right to purchase a number of common units at a specified exercise price. Unit appreciation rights represent the right to receive the appreciation in the value of a number of common units over a specified exercise price, either in cash or in common units. Unit options and unit appreciation rights may be granted to such eligible individuals and with such terms as the plan administrator may determine, consistent with the ICP; however, a unit option or unit appreciation right must have an exercise price equal to at least the fair market value of a common unit on the date of grant.

Unit Awards. Awards covering common units may be granted under the ICP with such terms and conditions, including restrictions on transferability, as the plan administrator may establish.

Profits Interest Units. Awards granted to grantees who are partners, or granted to grantees in anticipation of the grantee becoming a partner or granted as otherwise determined by the plan administrator, may consist of profits interest units. The plan administrator will determine the applicable vesting dates, conditions to vesting and restrictions on transferability and any other restrictions for profits interest awards.

Other Unit-Based Awards. The ICP may also permit the grant of “other unit-based awards,” which are awards that, in whole or in part, are valued or based on or related to the value of a common unit. The vesting of another unit-based award may be based on a participant’s continued service, the achievement of performance criteria or other measures. On vesting or on a deferred basis upon specified future dates or events, other unit-based awards may be paid in cash and/or in units (including restricted units), or any combination thereof as the plan administrator may determine.

Source of Common Units. Common units to be delivered with respect to awards may be newly issued units, common units acquired by us or our general partner in the open market, common units already owned by our general partner or us, common units acquired by our general partner directly from us or any other person or any combination of the foregoing.

Anti-Dilution Adjustments and Change in Control. If an “equity restructuring” event occurs that could result in an additional compensation expense under applicable accounting standards if adjustments to awards under the ICP with respect to such event were discretionary, the plan administrator will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event, and the plan administrator will adjust the number and type of units with respect to which future awards may be granted under the ICP. With respect to other similar events, including, for example, a combination or exchange of units, a merger or consolidation or an extraordinary distribution of our assets to unitholders, that would not result in an accounting charge if adjustment to awards were discretionary, the plan administrator will have discretion to adjust awards in the manner it deems appropriate and to make equitable adjustments, if any, with respect to the number of units available under the ICP and the kind of units or other securities available for grant under the ICP. Furthermore, upon any such event, including a change in control of us or our general partner, or a change in any law or regulation affecting the ICP or outstanding awards or any relevant change in accounting principles, the plan administrator will generally have discretion to (1) accelerate the time of exercisability or vesting or payment of an award, (2) require awards to be surrendered in exchange for a cash payment or substitute other rights or property for the award, (3) provide for the award to be assumed by a successor or one of its affiliates, with appropriate adjustments thereto, (4) cancel unvested awards without payment or (5) make other adjustments to awards as the plan administrator deems appropriate to reflect the applicable transaction or event.

Termination of Employment. The consequences of the termination of a grantee’s employment, membership on our general partner’s Board of Directors or other service arrangement will generally be determined by the committee in the terms of the relevant award agreement.

Amendment or Termination of ICP. The plan administrator, at its discretion, may terminate the ICP at any time with respect to the common units for which a grant has not previously been made. The ICP automatically terminates in July 2023. The plan administrator also has the right to alter or amend the ICP or any part of it from time to time or to amend any outstanding award made under the ICP, provided that no change in any outstanding award may be made that would materially impair the vested rights of the participant without the consent of the affected participant or result in taxation to the participant under Section 409A of the Code.

Compensation of Our Directors
The officers or employees of our general partner or of Phillips 66 who also serve as directors of our general partner do not receive additional compensation for their service as a director of our general partner. Directors of our general partner who are not officers or employees of our general partner or of Phillips 66, or “independent directors,” receive compensation as described below. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or its committees. Each director will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

Each of our general partner’s independent directors receives an annual compensation package, which consists of $70,000 in annual cash compensation and $50,000 in annual equity based compensation. In addition, the chairman of the Audit Committee and the chairman of the Conflicts Committee each receives an additional $10,000 in annual cash compensation. The equity portion of the independent directors’ compensation consists of phantom units granted under the ICP, which are subject to a three-year restriction period. The phantom units are expected to be granted in tandem with distribution equivalent rights, will be settled upon the expiration of the three-year restriction period and are currently expected to be settled in cash. No deferral elections are expected to be permitted with respect to the equity-based portion of the annual compensation package. The cash portion of the annual compensation package is paid monthly, unless a timely election is made by the independent director to defer payment.

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2013.

Name	Fees Earned or Paid in Cash(1)	Unit Awards(2)	Option Awards	Non-Equity Incentive Plan Compensation	Change in Pension Value and Nonqualified Deferred Compensation Earnings	All Other Compensation(3)	Total

Gary K. Adams	$26,667	16,671	—	—	—	1,526	44,864
Mark A. Haney	35,000	25,029	—	—	—	1,930	61,959
Joseph W. O'Toole	40,000	25,029	—	—	—	—	65,029
(1) Reflects 2013 base cash compensation of $70,000, prorated, payable to each non-employee director. In 2013, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in Committee assignments by Board members through the year, if any. Amounts shown in the Fees Earned or Paid in Cash column include any amounts that were voluntarily deferred. Mr. Adams has elected to defer his cash compensation.
(2) Amounts represent the grant date fair value of unit awards. In 2013, non-employee directors received a grant of phantom units valued at $50,000 on the date of grant, prorated for partial year of service, based on the average of the high and low prices for Phillips 66 Partners LP units on grant date.
(3) Includes amounts relating to use of the Phillips 66 corporate aircraft and associated payments by us relating to certain taxes incurred by the director. These primarily occur when we request spouses or other guests to accompany the director to partnership functions, and as a result, the director is deemed to make personal use of Phillips 66's or the Partnership's assets. In such circumstances, if the director is imputed income in accordance with the applicable tax laws, we will generally reimburse the director for the increased tax costs.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2013.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	2,171	(2)	$—	2,497,829
Equity compensation plans not approved by security holders	—		—	—
Total	2,171		$—	2,497,829
(1) Includes awards issued under the ICP.
(2) Includes 2,171 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2013.

The following table sets forth information regarding persons who we know to be the beneficial owners of more than five percent of our issued and outstanding common units as of February 14, 2014.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units
Phillips 66 Company(1) 3010 Briarpark Drive Houston, TX 77042	16,328,362	46.4%	35,217,112	100.0%	71.7%
Tortoise Capital Advisors, L.L.C.(2) 11550 Ash Street Suite 300 Leawood, KS 66211	2,280,066	6.5%	—	—	3.2%
(1) Phillips 66 is the parent company of Phillips 66 Company, the sole owner of the member interests of our general partner. Phillips 66 Company is the owner of 16,328,362 common units and 35,217,112 subordinated units. Phillips 66 may, therefore, be deemed to beneficially own the units held by Phillips 66 Company.
(2) Based solely on a Schedule 13G filed with the SEC on February 11, 2014, by Tortoise Capital Advisors, L.L.C.

The following table sets forth the beneficial ownership of units of Phillips 66 Partners LP held by each director and NEO of Phillips 66 Partners GP LLC, our general partner, and by all directors and executive officers of our general partner as a group as of February 14, 2014.

Name of Beneficial Owner*	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
NEOs and Directors
Greg C. Garland	35,000	**	—	—	**
Greg G. Maxwell	30,000	**	—	—	**
J.T. (Tom) Liberti	30,000	**	—	—	**
Tim G. Taylor	50,000	**	—	—	**
C.C. (Clayton) Reasor	20,000	**	—	—	**
Joseph W. O'Toole	25,000	**	—	—	**
Mark A. Haney	20,000	**	—	—	**
Gary K. Adams	—	**	—	—	**
All Directors and Executive Officers as a Group (9 Persons)	222,500	**	—	—	**
*Unless otherwise indicated, the address for all beneficial owners in this table is 3010 Briarpark Drive, Houston, Texas 77042.
**The beneficial ownership does not exceed one percent of the common units outstanding.

The following table sets forth the number of shares of Phillips 66 common stock beneficially owned as of February 14, 2014, except as otherwise noted, by each director, director nominee and named executive officer of our general partner and by all directors and executive officers of our general partner as a group.

Name of Beneficial Owner	Total Common Stock Beneficially Owned	Restricted/Deferred Stock Units *	Options Exercisable Within 60 Days **	Percentage of Total Outstanding
NEOs and Directors
Greg C. Garland	41,295	453,391	285,640	***
Greg G. Maxwell	27,797	59,844	31,812	***
J.T. (Tom) Liberti	4,862	29,389	53,016	***
Tim G. Taylor	28,198	90,951	62,206	***
C.C. (Clayton) Reasor	17,983	63,501	89,320	***
Joseph W. O'Toole	—	—	—	—
Mark A. Haney	—	—	—	—
Gary K. Adams	—	—	—	—
All Directors and Executive Officers as a Group (9 Persons)	129,480	734,680	588,962	***
*Includes restricted or deferred stock units that may be voted or sold only upon passage of time.
**Includes beneficial ownership of shares of common stock that may be acquired within 60 days of February 14, 2014, through stock options awarded under compensation plans.
***The beneficial ownership does not exceed one percent of the common stock outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2013, our general partner, Phillips 66 Partners GP LLC, and its affiliates owned 16,328,362 common units and 35,217,112 subordinated units, representing a 71.7 percent limited partner interest in us. In addition, our general partner owned 1,437,433 general partner units representing a 2 percent general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates
The following table summarizes the distributions and payments to be made by us to our general partner and its affiliates in connection with the ongoing operation and liquidation of Phillips 66 Partners LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage
Distributions of available cash to our general partner and its affiliates
We generally make cash distributions of 98 percent to the unitholders pro rata, including Phillips 66, as a holder of an aggregate of common units and subordinated units, and 2 percent to our general partner, assuming it makes any capital contributions necessary to maintain its 2 percent general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our general partner will entitle our general partner to increasing percentages of the distributions, up to 48 percent of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, our general partner and its affiliates would receive an annual distribution of approximately $1.2 million on the 2 percent general partner interest and $43.8 million on their common units and subordinated units.

Payments to our general partner and its affiliates
Under our partnership agreement, we are required to reimburse our general partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our omnibus agreement, operational services agreement and tax sharing agreement, our general partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under our omnibus agreement, we reimburse Phillips 66 for expenses incurred by Phillips 66 and its affiliates in providing certain operational support and general and administrative services to us, including the provision of executive management services by certain officers of our general partner. The expenses of other employees are allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our general partner who provide services to us. We also reimburse Phillips 66 for any additional out-of-pocket costs and expenses incurred by Phillips 66 and its affiliates in providing general and administrative services to us. The costs and expenses for which we are required to reimburse our general partner and its affiliates are not subject to any caps or other limits.

Under our operational services agreement, we pay Phillips 66 for any direct costs actually incurred by Phillips 66 in providing our pipelines, terminals and storage facilities with certain maintenance, operational, administrative and construction services.

Under our tax sharing agreement, we reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 as a result of our results of operations being included in a combined or consolidated tax return filed by Phillips 66 with respect to taxable periods on or after the completion of the initial public offering (the Offering).

Withdrawal or removal of our general partner
If our general partner withdraws or is removed, its general partner interest and its incentive distribution rights will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage
Liquidation	Upon our liquidation, the partners, including our general partner, will be entitled to receive liquidating distributions according to their respective capital account balances.

Commercial and Other Agreements with Phillips 66 and Related Parties
See the "Commercial Agreements," "Operational Services Agreement," "Omnibus Agreement" and "Tax Sharing Agreement" sections of Note 16—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66 and related parties.

Procedures for Review, Approval and Ratification of Related Person Transactions
The Board of Directors of our general partner adopted a related party transactions policy that provides that the Board of Directors of our general partner or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under the SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the Board of Directors of our general partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the code of business conduct and ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.

The related party transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the Board of Directors of our general partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (1) whether there is an appropriate business justification for the transaction; (2) the benefits that accrue to us as a result of the transaction; (3) the terms available to unrelated third parties entering into similar transactions; (4) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (5) the availability of other sources for comparable products or services; (6) whether it is a single transaction or a series of ongoing, related transactions; and (7) whether entering into the transaction would be consistent with the code of business conduct and ethics.

Director Independence
Please see "Item 10. Directors, Executive Officers and Corporate Governance," for information on director independence required by Item 407(a) of Regulation S-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the year ended December 31, 2013, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

Millions of Dollars
Fees
Audit Fees (1)	$0.8
Audit-Related Fees	—
Tax Fees	—
All Other Fees	—
Total	$0.8
(1) Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, registration statements, and services that were provided in connection with statutory and regulatory filings.

The audit fees presented above for the year ended December 31, 2013, were for professional services rendered during the period subsequent to the Offering. Total audit fees incurred prior to the Offering were $1.6 million and were paid by Phillips 66.

The Audit Committee has adopted a pre-approval policy that provides guidelines for the audit, audit-related, tax and other non-audit services that may be provided by EY to the Partnership. All of the fees in the table above were approved in accordance with this policy. The policy (a) identifies the guiding principles that must be considered by the Audit Committee in approving services to ensure that EY’s independence is not impaired; (b) describes the audit, audit-related, tax and other services that may be provided and the non-audit services that are prohibited; and (c) sets forth pre-approval requirements for all permitted services. Under the policy, all services to be provided by EY must be pre-approved by the Audit Committee. The Audit Committee has delegated authority to approve permitted services to the Audit Committee’s Chair. Such approval must be reported to the entire Audit Committee at the next scheduled Audit Committee meeting.

PART IV

Item 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 56, are filed as part of this Annual Report.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 97 to 99, are filed as part of this Annual Report.

PHILLIPS 66 PARTNERS LP

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	First Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of July 26, 2013 between Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	3.1	7/26/2013	001-36011

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
		S-1/A	10.1	6/27/2013	333-187582

10.2	Contribution, Conveyance and Assumption Agreement dated as of July 26, 2013, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Partners Holdings LLC, 66 Pipeline LLC, Phillips 66 Company, Phillips Texas Pipeline Company, Ltd., Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.1	7/30/2013	001-36011

10.3	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.4	Operational Services Agreement dated as of July 26, 2013, by and among Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.3	7/30/2013	001-36011

10.5	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.6	Transportation Services Agreement (Clifton Ridge) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.4	7/30/2013	001-36011

10.7	Transportation Services Agreement (Sweeny to Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.5	7/30/2013	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.8	Amended and Restated Throughput and Deficiency Agreement (Hartford Connector) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.6	7/30/2013	001-36011

10.9	First Amendment to Amended and Restated Throughput and Deficiency Agreement (Hartford Connector) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	10-Q	10.1	10/31/2013	001-36011

10.10†	Terminal Services Agreement (Clifton Ridge) dated as of July 26, 2013, between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.7	7/30/2013	001-36011

10.11†	Terminal Services Agreement (Hartford and Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.8	7/30/2013	001-36011

10.12* ††	Supplement dated December 19, 2013, to Terminal Services Agreement (Hartford and Pasadena) dated July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.

10.13**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.14**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

10.15**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of Phillips 66 Partners LP.

23*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.
** Compensatory plan or arrangement.
    † Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

  †† Confidential treatment has been requested for certain portions of this Exhibit pursuant to a confidential treatment request filed with the Securities and Exchange Commission on February 20, 2014.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

February 21, 2014	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 21, 2014, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Greg C. Garland	Chairman of the Board of Directors
Greg C. Garland	and Chief Executive Officer
(Principal executive officer)
Phillips 66 Partners GP LLC

/s/ Greg G. Maxwell	Director, Vice President
Greg G. Maxwell	and Chief Financial Officer
(Principal financial officer)
Phillips 66 Partners GP LLC

/s/ C. Doug Johnson	Vice President and Controller
C. Doug Johnson	(Principal accounting officer)
Phillips 66 Partners GP LLC

/s/ Gary K. Adams	Director
Gary K. Adams	Phillips 66 Partners GP LLC

/s/ Mark A. Haney	Director
Mark A. Haney	Phillips 66 Partners GP LLC

/s/ Joseph W. O'Toole	Director
Joseph W. O'Toole	Phillips 66 Partners GP LLC

/s/ C.C. (Clayton) Reasor	Director
C.C. (Clayton) Reasor	Phillips 66 Partners GP LLC

/s/ Tim G. Taylor	Director
Tim G. Taylor	Phillips 66 Partners GP LLC