Form 10-Q
period 2014-03-31
PHILLIPS 66 PARTNERS LP
filed 2014-05-01
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

The registrant had 38,747,707 common units and 35,217,112 subordinated units outstanding as of April 25, 2014.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2014	2013*
Revenues
Transportation and terminaling services—related parties	$50.5	41.2
Transportation and terminaling services—third parties	1.3	1.1
Other income	0.1	—
Total revenues	51.9	42.3

Costs and Expenses
Operating and maintenance expenses	11.6	11.4
Depreciation	3.6	3.4
General and administrative expenses	6.7	3.2
Taxes other than income taxes	1.2	1.3
Interest and debt expense	0.5	—
Total costs and expenses	23.6	19.3
Income before income taxes	28.3	23.0
Provision for income taxes	0.3	0.1
Net Income	28.0	22.9
Less: Net income attributable to predecessors	9.7	22.9
Net income attributable to the Partnership	18.3	—
Less: General partner's interest in net income attributable to the Partnership	0.8	—
Limited partners' interest in net income attributable to the Partnership	$17.5	—

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.25
Subordinated units—Phillips 66	0.24

Cash Distributions Paid Per Unit (dollars)	$0.2248

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	18,889
Common units—Phillips 66	17,544
Subordinated units—Phillips 66	35,217
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	March 31 2014	December 31 2013*
Assets
Cash and cash equivalents	$21.1	425.1
Accounts receivable—related parties	24.5	11.3
Accounts receivable—third parties	0.2	0.6
Materials and supplies	2.0	2.0
Other current assets	1.0	2.3
Total Current Assets	48.8	441.3
Net properties, plants and equipment	273.9	271.2
Goodwill	2.5	2.5
Deferred rentals—related parties	6.3	6.4
Deferred tax assets	0.8	—
Other assets	0.1	—
Total Assets	$332.4	721.4

Liabilities
Accounts payable—related parties	$2.6	5.2
Accounts payable—third parties	6.7	8.0
Payroll and benefits payable	—	0.1
Accrued property and other taxes	2.9	2.3
Accrued interest—related parties	0.4	—
Current portion of accrued environmental costs	—	2.0
Deferred revenues	2.3	—
Other current liabilities	0.3	0.4
Total Current Liabilities	15.2	18.0
Note payable—related parties	160.0	—
Asset retirement obligations	2.4	2.4
Accrued environmental costs	—	1.4
Deferred income taxes	—	0.1
Total Liabilities	177.6	21.9

Equity
Net investment—predecessors	—	125.4
Common unitholders—public (18,888,750 units issued and outstanding)	409.2	409.1
Common unitholder—Phillips 66 (2014—19,858,957 units issued and outstanding; 2013—16,328,362 units issued and outstanding)	49.7	48.6
Subordinated unitholder—Phillips 66 (35,217,112 units issued and outstanding)	105.3	104.9
General partner—Phillips 66 (2014—1,509,486 units issued and outstanding; 2013—1,437,433 units issued and outstanding)	(409.4)	11.5
Total Equity	154.8	699.5
Total Liabilities and Equity	$332.4	721.4
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2014	2013*
Cash Flows From Operating Activities
Net income	$28.0	22.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	3.6	3.4
Deferred rentals—related parties	0.1	(0.4)
Accrued environmental costs	—	(1.2)
Other	0.1	—
Working capital adjustments
Decrease (increase) in accounts receivable	(9.6)	(0.2)
Decrease (increase) in materials and supplies	0.1	(0.1)
Decrease (increase) in other current assets	1.2	—
Increase (decrease) in accounts payable	(1.2)	0.4
Increase (decrease) in accrued interest	0.4	—
Increase (decrease) in deferred revenues	2.3	—
Increase (decrease) in environmental accruals	—	0.1
Increase (decrease) in other accruals	0.4	0.3
Net Cash Provided by Operating Activities	25.4	25.2

Cash Flows From Investing Activities
Gold Line/Medford Acquisition**	(138.0)	—
Capital expenditures	(6.1)	(5.5)
Other	(0.7)	(0.9)
Net Cash Used in Investing Activities	(144.8)	(6.4)

Cash Flows From Financing Activities
Net distributions to Phillips 66 from predecessors	(8.7)	(18.8)
Project prefunding from Phillips 66	2.2	—
Distributions to general partner associated with the Gold Line/Medford Acquisition**	(262.0)	—
Quarterly distributions to common unitholders—public	(4.3)	—
Quarterly distributions to common unitholder—Phillips 66	(3.7)	—
Quarterly distributions to subordinated unitholder—Phillips 66	(7.9)	—
Quarterly distributions to general partner—Phillips 66	(0.3)	—
Other cash contributions from Phillips 66	0.1	—
Net Cash Used in Financing Activities	(284.6)	(18.8)

Net Change in Cash and Cash Equivalents	(404.0)	—
Cash and cash equivalents at beginning of period	425.1	—
Cash and Cash Equivalents at End of Period	$21.1	—
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
** See Note 11—Cash Flow Information, for additional information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Net Investment	Total

December 31, 2012*	$—	—	—	—	241.1	241.1
Net income*	—	—	—	—	22.9	22.9
Net transfers to Phillips 66*	—	—	—	—	(18.8)	(18.8)
March 31, 2013*	$—	—	—	—	245.2	245.2

December 31, 2013*	$409.1	48.6	104.9	11.5	125.4	699.5
Net income attributable to predecessors	—	—	—	—	9.7	9.7
Net transfers to Phillips 66 from predecessors	—	—	—	—	(3.3)	(3.3)
Contributions from Phillips 66 prior to the Gold Line/Medford Acquisition	—	—	—	—	4.0	4.0
Project prefunding from Phillips 66	—	—	—	—	2.2	2.2
Allocation of net investment of the Acquired Assets	—	—	—	138.0	(138.0)	—
Consideration paid for the Gold Line/Medford Acquisition	—	—	—	(560.0)	—	(560.0)
Net income attributable to the Partnership	4.4	4.8	8.3	0.8	—	18.3
Quarterly cash distributions to unitholders and general partner	(4.3)	(3.7)	(7.9)	(0.3)	—	(16.2)
Other contributions from Phillips 66	—	—	—	0.6	—	0.6
March 31, 2014	$409.2	49.7	105.3	(409.4)	—	154.8
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries.

Description of the Business
We are a Delaware limited partnership formed on February 20, 2013, by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 23, 2013, our common units began trading on the New York Stock Exchange under the symbol “PSXP,” and on July 26, 2013, we completed our initial public offering (the Offering) of 18,888,750 common units representing limited partner interests. On February 13, 2014, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the Contribution Agreement) with certain subsidiaries of Phillips 66 to acquire the Gold Line products system and the Medford spheres (collectively, the Acquired Assets) from Phillips 66 (the Gold Line/Medford Acquisition). The transaction closed on February 28, 2014, with an effective date of March 1, 2014 (the Effective Date).

Our assets consist of:

•	Clifton Ridge crude system. A crude oil pipeline, terminal and storage system located in Sulphur, Louisiana, that is a primary source for delivery of crude oil to Phillips 66’s Lake Charles Refinery.

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

•
Gold Line products system. A 681-mile refined products pipeline system that runs from the Phillips 66-operated refinery in Borger, Texas, to Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery, as well as two parallel 54-mile lateral lines that run from Paola, Kansas, to Kansas City, Kansas. The system has a maximum throughput capacity of 132,000 barrels per day, and includes four terminals located at Wichita, Kansas; Kansas City, Kansas; Jefferson City, Missouri; and Cahokia, Illinois, with an aggregate throughput capacity of 172,000 barrels per day and aggregate storage capacity of 4.3 million barrels.

•
Medford spheres. Two newly-constructed refinery-grade propylene storage spheres located in Medford, Oklahoma, with a total working capacity of 70,000 barrels that commenced operations in March 2014. The Medford spheres provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals. Since we do not own any of the crude oil and refined petroleum products that we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term. Our operations consist of one reportable segment.

Basis of Presentation
The Gold Line/Medford Acquisition was a transfer of businesses between entities under common control, which requires it to be accounted for as if the transfer occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the Acquired Assets prior to the Effective Date. See Note 3—Gold Line/Medford Acquisition, for additional information.

For periods prior to the Offering, the historical results of operations include our predecessor for accounting purposes. We refer to our pre-Offering predecessor and the operations of the Acquired Assets prior to their acquisition collectively as “our Predecessors.” The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66, and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities in these financial statements have been reflected on a historical cost basis because, immediately prior to the Offering or the Gold Line/Medford Acquisition, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions historically performed by Phillips 66 and not allocated to the Partnership, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity method investments, or pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial statements of our Predecessors may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering or the Gold Line/Medford Acquisition.

All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of the Partnership with retroactive adjustments of the combined results of operations, financial position and cash flows of the Acquired Assets. Accordingly:

•
Our consolidated statements of income and cash flows for the three months ended March 31, 2014, consist of the combined results of the Acquired Assets and the consolidated results of the Partnership for the first two months of 2014, and the consolidated results of the Partnership for the third month of 2014. Our consolidated statements of income and cash flows for the three months ended March 31, 2013, consist entirely of the combined results of our Predecessors.

•
Our consolidated balance sheet at March 31, 2014, consists of the consolidated balances of the Partnership, while at December 31, 2013, it consists of the consolidated balances of the Partnership and the combined balances of the Acquired Assets.

•
Our consolidated statement of changes in equity for the three months ended March 31, 2014, consists of both the combined activity for the Acquired Assets and the consolidated activity for the Partnership prior to March 1, 2014, and the consolidated activity for the Partnership completed at and after March 1, 2014. Our consolidated statement of changes in equity for the three months ended March 31, 2013, consists entirely of the combined activity of our Predecessors.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2013 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2014, are not necessarily indicative of the results to be expected for the full year.

Note 3—Gold Line/Medford Acquisition

On February 13, 2014, we entered into the Contribution Agreement with certain subsidiaries of Phillips 66 to acquire the Gold Line/Medford Assets from Phillips 66 for a total consideration of $700 million, consisting of $400 million in cash; the issuance of 3,530,595 common units of the Partnership to Phillips 66 Company and the issuance of 72,053 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest in the Partnership, with an aggregate fair value of $140 million at February 13, 2014; and the assumption by the Partnership of a 5-year, $160 million note payable to a subsidiary of Phillips 66. The Gold Line/Medford Acquisition closed on February 28, 2014, with an effective date of March 1, 2014. See Note 11—Cash Flow Information, for additional information on the accounting treatment of the Gold Line/Medford Acquisition. Total transaction costs of $1.8 million associated with the Gold Line/Medford Acquisition were expensed as incurred. In connection with the Gold Line/Medford Acquisition, we entered into various commercial agreements with Phillips 66 and amended the omnibus agreement and the operational services agreement with Phillips 66. See Note 12—Related Party Transactions, for a summary of the terms of these agreements.

After this acquisition, Phillips 66 owns:

•	19,858,957 common units and 35,217,112 subordinated units, representing an aggregate 73.0 percent limited partner interest.

•	All of the incentive distribution rights (IDRs).

•	1,509,486 general partner units, representing a 2.0 percent general partner interest.

Because the Gold Line/Medford Acquisition was considered a transfer of businesses between entities under common control, the Acquired Assets were transferred at historical carrying value, which was $138 million as of February 28, 2014. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the Acquired Assets as if we owned the Acquired Assets for all periods presented.

The following tables present our results of operations giving effect to the Gold Line/Medford Acquisition. For the three months ended March 31, 2014, the combined results of the Acquired Assets prior to the Gold Line/Medford Acquisition are included in “Acquired Assets Predecessor.” The consolidated results of the Acquired Assets after the Gold Line/Medford Acquisition are included in “Phillips 66 Partners LP.”

	Millions of Dollars
	Three Months Ended March 31, 2014
	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues
Transportation and terminaling services—related parties	$35.3	15.2	50.5
Transportation and terminaling services—third parties	0.6	0.7	1.3
Other income	0.1	—	0.1
Total revenues	36.0	15.9	51.9

Costs and Expenses
Operating and maintenance expenses	8.3	3.3	11.6
Depreciation	2.4	1.2	3.6
General and administrative expenses	5.6	1.1	6.7
Taxes other than income taxes	0.6	0.6	1.2
Interest and debt expense	0.5	—	0.5
Total costs and expenses	17.4	6.2	23.6
Income before income taxes	18.6	9.7	28.3
Provision for income taxes	0.3	—	0.3
Net Income	18.3	9.7	28.0
Less: Net income attributable to predecessors	—	9.7	9.7
Net Income Attributable to the Partnership	$18.3	—	18.3

	Millions of Dollars
	Three Months Ended March 31, 2013
	Pre-Offering Predecessor	Acquired Assets Predecessor	Combined Results
Revenues
Transportation and terminaling services—related parties	$20.9	20.3	41.2
Transportation and terminaling services—third parties	0.1	1.0	1.1
Total revenues	21.0	21.3	42.3

Costs and Expenses
Operating and maintenance expenses	6.2	5.2	11.4
Depreciation	1.6	1.8	3.4
General and administrative expenses	1.9	1.3	3.2
Taxes other than income taxes	0.5	0.8	1.3
Total costs and expenses	10.2	9.1	19.3
Income before income taxes	10.8	12.2	23.0
Provision for income taxes	0.1	—	0.1
Net Income	10.7	12.2	22.9
Less: Net income attributable to predecessors	10.7	12.2	22.9
Net Income Attributable to the Partnership	$—	—	—

	Millions of Dollars
	As of December 31, 2013
	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Assets
Cash and cash equivalents	$425.1	—	425.1
Accounts receivable—related parties	11.3	—	11.3
Accounts receivable—third parties	0.1	0.5	0.6
Materials and supplies	0.6	1.4	2.0
Other current assets	2.3	—	2.3
Total Current Assets	439.4	1.9	441.3
Net properties, plants and equipment	135.9	135.3	271.2
Goodwill	2.5	—	2.5
Deferred rentals—related parties	6.4	—	6.4
Total Assets	$584.2	137.2	721.4

Liabilities
Accounts payable—related parties	$5.2	—	5.2
Accounts payable—third parties	3.0	5.0	8.0
Payroll and benefits payable	—	0.1	0.1
Accrued property and other taxes	1.0	1.3	2.3
Current portion of accrued environmental costs	—	2.0	2.0
Other current liabilities	0.4	—	0.4
Total Current Liabilities	9.6	8.4	18.0
Asset retirement obligations	0.4	2.0	2.4
Accrued environmental costs	—	1.4	1.4
Deferred income taxes	0.1	—	0.1
Total Liabilities	10.1	11.8	21.9

Equity
Net investment	—	125.4	125.4
Common unitholders—public	409.1	—	409.1
Common unitholder—Phillips 66	48.6	—	48.6
Subordinated unitholder—Phillips 66	104.9	—	104.9
General partner—Phillips 66	11.5	—	11.5
Total Equity	574.1	125.4	699.5
Total Liabilities and Equity	$584.2	137.2	721.4

Note 4—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	March 31 2014	December 31 2013*
Cost:
Land	$5.0	5.0
Buildings and improvements	15.9	15.6
Pipelines and related assets	150.8	150.7
Terminals and related assets	328.8	286.5
Construction-in-progress	6.4	43.0
Gross PP&E	506.9	500.8
Less: accumulated depreciation	(233.0)	(229.6)
Net PP&E	$273.9	271.2
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Note 5—Debt

On March 1, 2014, we entered into an Assignment, Assumption and Modification of Note (the Assumption Agreement) with certain subsidiaries of Phillips 66. Pursuant to the Assumption Agreement, we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66 that bears interest at a fixed rate of 3 percent per annum. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on February 28, 2019. At March 31, 2014, the carrying value and fair value of this note payable were $160.0 million and $159.7 million, respectively. We calculated fair value using a discounted cash flow model, with a discount rate comparable to the rates we observed in the market for similar entities with debt of the same duration as our note payable. In addition, we increased this discount rate by 20 basis points to reflect a structuring fee. Given the methodology employed, we classified the quality of this fair value as Level 2.

Note 6—Net Income Per Limited Partner Unit

Net income per unit applicable to common units and to subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method when calculating the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, and IDRs. Basic and diluted net income per unit are the same because we do not have any potentially dilutive units outstanding for the period presented.

Millions of Dollars
Three Months Ended March 31, 2014

Net income attributable to the Partnership	$18.3
Less: General partner’s distribution declared (including IDRs)	0.8
Limited partners’ distribution declared on common units	10.6
Limited partner’s distribution declared on subordinated units	9.7
Distribution less than (in excess of) net income attributable to the Partnership	$(2.8)

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended March 31, 2014
Net income attributable to the Partnership (millions):
Distribution declared	$0.8	10.6	9.7	21.1
Distribution less than (in excess of) net income attributable to the Partnership	—	(1.4)	(1.4)	(2.8)
Net income attributable to the Partnership	$0.8	9.2	8.3	18.3

Weighted average units outstanding:
Basic	1,462,251	36,433,206	35,217,112	73,112,569
Diluted	1,462,251	36,433,206	35,217,112	73,112,569

Net income per limited partner unit (dollars):
Basic		$0.25	0.24
Diluted		0.25	0.24

On April 23, 2014, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.2743 per limited partner unit which, combined with distributions to our General Partner, resulted in total distributions of $21.1 million for the first quarter of 2014. This distribution is payable May 13, 2014, to unitholders of record as of May 5, 2014.

Cash distributions will be made to our General Partner in respect of the 2 percent general partner interest and its IDRs, which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, through owning all IDRs, our General Partner will receive more than 2 percent of the total cash distributions. Therefore, cash distributions to common units, subordinated units and our General Partner will be disproportionate with their respective ownership percentage.

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

Environmental
We are subject to federal, state and local environmental laws and regulations. When we prepare our consolidated financial statements, we record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At December 31, 2013, our Predecessors recorded a total environmental accrual of $3.4 million associated with the Acquired Assets. Pursuant to the terms of the Contribution Agreement, Phillips 66 assumed the responsibility for these accrued environmental liabilities associated with the Acquired Assets arising prior to their contribution to us; therefore we reflected no liabilities associated with them as of March 31, 2014. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Legal Proceedings
Under the amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2014, and December 31, 2013, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification
Under the amended omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the assets contributed to us in connection with the Offering (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities provided therein is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us under the amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us.

Excluded Liabilities of the Acquired Assets
Pursuant to the terms of the Contribution Agreement, Phillips 66 assumed the responsibility for any liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, prior to the Effective Date, including the liabilities associated with the construction costs of the Medford spheres. We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, from and after the Effective Date.

Note 8—Leases

In connection with the Offering and the Gold Line/Medford Acquisition, we entered into certain transportation services agreements, terminal services agreements and storage services agreements with Phillips 66 that are considered operating leases under U.S. generally accepted accounting principles. See Note 12—Related Party Transactions, for additional information on these agreements. These agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from these agreements are recorded within “Transportation and terminaling services—related parties” on our consolidated statement of income.

As of March 31, 2014, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars

Remainder of 2014	$131.2
2015	174.2
2016	174.6
2017	174.2
2018	155.4
2019	125.7
2020 and thereafter	564.0
Total	$1,499.3

Note 9—Employee Benefit Plans

Employees of Phillips 66 who directly or indirectly support our operations participate in the pension, postretirement health insurance, and defined contribution benefit plans sponsored by Phillips 66, which includes other subsidiaries of Phillips 66. For the first quarter of 2014, the pension, postretirement health insurance and defined contribution benefit plan costs of $0.3 million consisted of the costs allocated to the Acquired Assets from Phillips 66’s transportation organization prior to March 1, 2014, and the costs of Phillips 66’s employees who are fully dedicated to supporting our business for the first quarter of 2014. For the first quarter of 2013, these costs, totaling $0.8 million, consisted entirely of the costs allocated to our Predecessors from Phillips 66’s transportation organization. These costs are included in either “General and administrative expenses” or “Operating and maintenance expenses” on our consolidated statement of income, depending on the nature of the employee’s role in our operations.

Note 10—Unit-Based Compensation

The Board of Directors of our General Partner adopted the Phillips 66 Partners LP 2013 Incentive Compensation Plan (the ICP) in the third quarter of 2013.  Awards under the ICP are available for officers, directors and employees of our General Partner or its affiliates, and any consultants or other individuals who perform services for the Partnership.  The ICP allows for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards.  The ICP limits the number of common units that may be delivered pursuant to awards to 2,500,000, subject to proportionate adjustment in the event of unit splits and similar events.

From the closing of the Offering through March 31, 2014, we have only issued phantom units to non-employee directors under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the settlement date, and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount of cash equal to any cash distributions paid on a common unit during that time.  In the first quarter of 2014, we granted 4,161 phantom units to three non-employee directors of our General Partner. Phantom units granted to non-employee directors vest immediately, are non-forfeitable, and are therefore completely expensed on the grant date.  These phantom units do not convey voting rights.

Note 11—Cash Flow Information

The Gold Line/Medford Acquisition had both cash and noncash elements.  We attributed $138 million of the total $400 million cash consideration paid to the historical book value of the net assets acquired (an investing cash outflow).  The remaining $262 million of cash consideration was deemed a distribution to our General Partner (a financing cash outflow).  The assumption of the $160 million note payable was deemed a noncash distribution to our General Partner (noncash financing activity).  Together, the cash consideration and the assumption of the note payable resulted in a $560 million reduction in our General Partner’s capital balance.  The common and general partner units issued to Phillips 66 in the transaction were assigned no value, because the cash consideration and note payable assumption exceeded the historical book value of the Acquired Assets.  Accordingly, the units issued had no impact on partner capital balances.

	Millions of Dollars
	Three Months Ended March 31
	2014	2013
Noncash Investing and Financing Activities
Certain liabilities of the Acquired Assets retained by Phillips 66*	$5.4	—
Note payable—related parties associated with the Gold Line/Medford Acquisition	160.0	—
The issuance of common and general partner units to Phillips 66	—	—

Cash Payments
Interest	$0.1	—
Income taxes**	—	—
* Certain liabilities of the Acquired Assets were retained by Phillips 66, pursuant to the terms of the Contribution Agreement. See Note 7—Contingencies, for additional information on these excluded liabilities associated with the Acquired Assets.
** Excludes our share of cash tax payments made directly by Phillips 66 prior to the Offering on July 26, 2013, and the Gold Line/Medford Acquisition on February 28, 2014, associated with the Acquired Assets.

Note 12—Related Party Transactions

Commercial Agreements
In connection with the Offering and the Gold Line/Medford Acquisition, we entered into multiple transportation services agreements and terminal services agreements with Phillips 66 and amended an existing transportation services agreement with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products.

These agreements with Phillips 66 include:

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

•	A 10-year transportation services agreement under which we charge Phillips 66 for transporting refined petroleum products along four routes on the Gold Line products system.

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

•
A 5-year terminal services agreement under which we charge Phillips 66 for receiving refined petroleum products, handling and storing such refined petroleum products, and delivering such refined petroleum products into pipelines and transport trucks at our terminals located in Wichita, Kansas; Kansas City, Kansas; Paola, Kansas; Jefferson City, Missouri; and Cahokia, Illinois.

Other than our Hartford Connector throughput and deficiency agreement (Hartford Connector T&D), each of our transportation services agreements includes a 10-year initial term, and Phillips 66 has the option to renew each agreement for up to one or two additional 5-year terms. Our Hartford Connector T&D, which was amended in connection with the Offering, has a 23-year term that began in January 2008 and will expire on December 31, 2030. Each of our terminal services agreements includes a 5-year initial term, and Phillips 66 has the option to renew each agreement for up to two or three additional 5-year terms.

Under each of our transportation services agreements, if Phillips 66 fails to transport its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. If the minimum capacity of the pipeline(s) falls below the level of Phillips 66’s commitment at any time (other than outages caused by our planned maintenance) or if capacity on the pipeline(s) is required to be allocated among shippers as a result of volume nominations exceeding available capacity, Phillips 66’s minimum throughput commitment may be proportionately reduced until such time that the available capacity is sufficient to fulfill Phillips 66’s minimum volume commitments. We may elect to adjust our tariffs on an annual basis and the new tariffs become effective on July 1 of each year. For the transportation services agreement for the Gold Line products system, we may elect to adjust our tariff beginning July 1, 2015. Under each of our transportation services agreements other than our Hartford Connector T&D, if we agree to make any expenditures at Phillips 66’s request, Phillips 66 will reimburse us for, or we will have the right under certain circumstances to file for an increased tariff rate to recover, the actual amount we incur for such expenditures.

Under our terminal services agreements, Phillips 66 is obligated to throughput or store minimum volumes of crude oil and refined petroleum products and pay us terminaling fees, as well as fees for providing related ancillary services (such as ethanol and biodiesel blending and additive injection) at our terminals. If Phillips 66 fails to meet its minimum volume commitments on certain terminaling services during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in each agreement. We may adjust our per-barrel fees annually on January 1 of each year.

These transportation services and terminal services agreements include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. Under all of our commercial agreements other than our Hartford Connector T&D, these events include Phillips 66 deciding to completely suspend refining operations at a refinery that is supported by our assets for at least twelve consecutive months, unless it publicly announces its intent to resume those operations prior to the expiration of the 12-month notice period. Under all of our commercial agreements, these events also include certain force majeure events that would prevent us or Phillips 66 from performing our respective obligations under the applicable agreement.

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

We also entered into a naphtha storage services agreement with Phillips 66. Under this agreement, we will provide certain storage, sampling and testing services and such other services as we and Phillips 66 may mutually agree upon from time to time. Phillips 66 commits to provide us with minimum storage volumes of naphtha at our Hartford terminal.

In connection with the Gold Line/Medford Acquisition, we entered into several storage services agreements and one origination services agreement with Phillips 66, including:

•
A storage services agreement (storage on the Gold Line products system) with Phillips 66. Pursuant to this agreement, we charge fees to Phillips 66 for storing certain identified petroleum products in storage tanks located in Wichita, Kansas; Kansas City, Kansas; and Cahokia, Illinois. The fees payable by Phillips 66 to us are subject to adjustment each year beginning on January 1, 2015, based on the Producer Price Index (PPI) for finished goods. This agreement has a primary term of 5 years and automatically extends for up to two additional 5-year periods, unless terminated by either party.

•
A storage services agreement (storage at Medford spheres) with Phillips 66. Pursuant to this agreement, we charge fees to Phillips 66 for receiving and storing natural gas liquids (NGL) and refinery-grade propylene in the Medford spheres. The fees payable by Phillips 66 to us are subject to adjustment each year beginning January 1, 2015, based on the PPI for finished goods. This agreement has a primary term of 10 years and automatically extends for up to two additional 5-year periods unless terminated by either party.

•
An origination services agreement with Phillips 66. Pursuant to this agreement, Phillips 66 charges fees to us for the provision of certain operational services by Phillips 66 to us in connection with the origination of petroleum products movements on the Gold Line products system. The monthly fee payable by us to Phillips 66 is $110,000 and is subject to adjustment each year beginning in 2016 based on the PPI for finished goods. This agreement has a primary term of 10 years and automatically extends for successive 5-year renewal terms, unless terminated by either party.

With respect to periods prior to the Offering or the Gold Line/Medford Acquisition for the Acquired Assets, our Predecessors were part of the consolidated operations of Phillips 66, and substantially all of our Predecessors’ revenues were derived from transactions with Phillips 66 and its affiliates. The contractual rates used for these revenue transactions may be materially different than rates we might have received had they been transacted with third parties.

Amended Operational Services Agreement
In connection with the Offering, we entered into an operational services agreement with Phillips 66. Under this agreement, we reimburse Phillips 66 for providing certain operational services to us in support of our pipelines, terminaling and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time. The agreement has an initial term of five years and will continue in full force and effect thereafter unless terminated by either party. In connection with the Gold Line/Medford Acquisition, we entered into the first amendment to the operational services agreement with Phillips 66. Pursuant to this amendment, the services provided to us by Phillips 66 under the operational services agreement are also provided in support of the Acquired Assets.

Amended Omnibus Agreement
In connection with the Offering, we entered into an omnibus agreement with Phillips 66, certain of its subsidiaries and our General Partner. This agreement addresses our payment of an annual operating and administrative support fee and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. It also addresses our right of first offer to acquire Phillips 66’s direct one-third equity interest in each of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities related to our assets, and the prefunding of certain projects by Phillips 66. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks. In connection with the Gold Line/Medford Acquisition, we entered into the first amendment to the omnibus agreement with Phillips 66. Pursuant to this amendment, Phillips 66 provides for additional services to us in connection with the Acquired Assets, and the monthly operational and administrative support fee payable by us to Phillips 66 increased from $1,144,000 to $2,302,300, as of the Effective Date.

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

Related Party Transactions
Significant related-party transactions included in operating and maintenance expenses and general and administrative expenses were:

	Millions of Dollars
	Three Months Ended March 31
	2014	2013*

Operating and maintenance expenses	$8.2	5.9
General and administrative expenses	4.5	3.2
Total	$12.7	9.1
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Our management believes the charges allocated to our Predecessors were a reasonable reflection of the utilization of services provided. However, those allocations may not have fully reflected the expenses that would have been incurred had we been a stand-alone publicly traded partnership for the periods prior to the Offering or the Gold Line/Medford Acquisition.

Subsequent to the Offering, we pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement, initially in the amount of $1.1 million from July 26, 2013, through February 28, 2014, and $2.3 million beginning March 1, 2014. The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms in our amended omnibus agreement. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also included volumetric gain/loss associated with volumes transported by Phillips 66. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations.

In connection with the Gold Line/Medford Acquisition, we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66. See Note 5—Debt, for additional information.

Note 13—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships, primarily Texas and Illinois.

Our provision for income taxes was $0.3 million for the three-month period ended March 31, 2014, compared with $0.1 million for the corresponding period of 2013. Our effective tax rate was 1.1 percent and 0.4 percent for the three-month periods ended March 31, 2014 and 2013, respectively. The increase in the effective tax rate during the first quarter of 2014 resulted from the deferred tax impact of a change in methodology used to calculate the Texas margin tax associated with the Gold Line/Medford Acquisition.

Note 14—New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08 “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective January 1, 2015, and earlier application is permitted, but only for disposals not previously reported in the financial statements. We are currently evaluating the provisions of ASU 2014-08 and assessing the impact, if any, it may have on our financial position and results of operations. Our initial assessment is that this ASU will result in fewer dispositions qualifying for discontinued operations reporting.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries.

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 31.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed on February 20, 2013, by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 23, 2013, our common units began trading on the New York Stock Exchange under the symbol “PSXP,” and on July 26, 2013, we completed our initial public offering (the Offering) of 18,888,750 common units representing limited partner interests. On February 13, 2014, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the Contribution Agreement) with certain subsidiaries of Phillips 66 to acquire the Gold Line products system and the Medford spheres (collectively, the Acquired Assets) from Phillips 66 (the Gold Line/Medford Acquisition). The transaction closed on February 28, 2014, with an effective date of March 1, 2014 (the Effective Date).

Our assets consist of:

•	Clifton Ridge crude system. A crude oil pipeline, terminal and storage system located in Sulphur, Louisiana, that is a primary source for delivery of crude oil to Phillips 66’s Lake Charles Refinery.

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

•
Gold Line products system. A 681-mile refined products pipeline system that runs from the Phillips 66-operated refinery in Borger, Texas, to Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery, as well as two parallel 54-mile lateral lines that run from Paola, Kansas, to Kansas City, Kansas. The system has a maximum throughput capacity of 132,000 barrels per day, and includes four terminals located at Wichita, Kansas; Kansas City, Kansas; Jefferson City, Missouri; and Cahokia, Illinois, with an aggregate throughput capacity of 172,000 barrels per day and aggregate storage capacity of 4.3 million barrels.

•
Medford spheres. Two newly-constructed refinery-grade propylene storage spheres located in Medford, Oklahoma, with a total working capacity of 70,000 barrels that commenced operations in March 2014. The Medford spheres provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals. Since we do not own any of the crude oil and refined petroleum products that we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term. Our operations consist of one reportable segment.

In connection with the Offering and the Gold Line/Medford Acquisition, we entered into multiple transportation services and terminal services agreements with Phillips 66, and amended an existing transportation services agreement with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products. We also entered into several other agreements with Phillips 66 associated with storage and stevedoring services, as well as an amended omnibus agreement and an amended operational services agreement with Phillips 66. See Note 12—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of these agreements.

Basis of Presentation
The Gold Line/Medford Acquisition was a transfer of businesses between entities under common control, which requires it to be accounted for as if the transfer occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the Acquired Assets prior to the Effective Date. See Note 3—Gold Line/Medford Acquisition, in the Notes to Consolidated Financial Statements, for additional information.

For periods prior to the Offering, the historical results of operations include our predecessor for accounting purposes. We refer to our pre-Offering predecessor and the operations of the Acquired Assets prior to their acquisition collectively as “our Predecessors.” The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66, and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities in these financial statements have been reflected on a historical cost basis because, immediately prior to the Offering or the Gold Line/Medford Acquisition, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions historically performed by Phillips 66 and not allocated to the Partnership, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity method investments, or pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial statements of our Predecessors may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering or the Gold Line/Medford Acquisition.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance, including: (1) volumes handled (including pipeline throughput, terminaling throughput and storage volumes); (2) operating and maintenance expenses; (3) net income (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA); (4) adjusted EBITDA; and (5) distributable cash flow.

Volumes Handled
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

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is the EBITDA attributable to the Partnership after deducting the EBITDA attributable to our Predecessors. Distributable cash flow is generally defined as adjusted EBITDA less net interest paid, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue from minimum volume commitments and certain other items. Distributable cash flow does not reflect changes in working capital balances. EBITDA, adjusted EBITDA and distributable cash flow are not presentations made in accordance with accounting principles generally accepted in the United States of America (GAAP). EBITDA, adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

•
Our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA and adjusted EBITDA, financing methods.

•	The ability of our business to generate sufficient cash to support our decision to make distributions to our unitholders.

•	Our ability to incur and service debt and fund capital expenditures.

•	The viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

The GAAP measures most directly comparable to EBITDA, adjusted EBITDA and distributable cash flow are net income and net cash provided by operating activities. EBITDA, adjusted EBITDA and distributable cash flow should not be considered as alternatives to GAAP net income or net cash provided by operating activities. EBITDA, adjusted EBITDA and distributable cash flow have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of EBITDA, adjusted EBITDA and distributable cash flow may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Factors Affecting the Comparability of Our Financial Results
The Partnership’s results of operations may not be comparable to our Predecessors’ historical results of operations for the reasons described below:

Revenues
Most of our revenues are generated from the commercial agreements that we entered into with Phillips 66 in connection with the Offering and the Gold Line/Medford Acquisition, under which Phillips 66 agrees to pay us tariffs for transporting crude oil and refined petroleum products on our pipeline systems and fees for providing terminaling and storage services at our terminals and storage facilities. These contracts contain minimum volume commitments and, in many cases, tariffs and fees that are higher than our Predecessors’ historical rates. Accordingly, we expect a revenue increase during 2014 and future years compared to our Predecessors’ historical revenues as a result of these new agreements.

Expenses
Our Predecessors’ operating and maintenance and general and administrative expenses included direct charges for the management and operation of our assets and certain overhead and shared services expenses allocated by Phillips 66. Allocations for operating and maintenance services included such items as engineering and logistics support. Allocations for general and administrative services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessors based on the nature of the expenses and our proportionate share of (1) net PP&E and equity-method investments or (2) pipeline miles. Under our amended omnibus agreement and amended operational services agreement, Phillips 66 charges us a combination of fixed and reimbursable charges for administrative and operational services, which are comparable in the near term to those charged or allocated to our Predecessors. We also incur incremental general and administrative expenses as a result of being a stand-alone publicly traded partnership, as well as incremental insurance costs.

Financing
There are differences in the way we finance our operations as compared to the way our Predecessors financed those operations. Historically, our Predecessors’ operations were financed as part of Phillips 66’s integrated operations, and our Predecessors did not record any separate costs associated with financing our operations. Additionally, our Predecessors largely relied on internally generated cash flows and capital contributions from Phillips 66 to satisfy their capital expenditure requirements. Subsequent to the Offering, we intend to make cash distributions to our unitholders at a minimum distribution rate of $0.2125 per unit per quarter ($0.85 per unit on an annualized basis). Based on the terms of our cash distribution policy, we will distribute to our unitholders and our General Partner most of the excess cash generated by our operations. We retained approximately $404.4 million from the net proceeds of the Offering for general partnership purposes, including acquisitions from Phillips 66 and third parties, as well as expansion capital expenditures. To the extent we do not fund acquisitions and expansion capital expenditures with proceeds from the Offering, we will fund them primarily from external sources, including borrowings under our $250 million revolving credit facility and future issuances of equity and debt securities, as well as related party financing from Phillips 66. To fund the Gold Line/Medford Acquisition, we utilized $400 million of the proceeds from the Offering, issued additional units valued at $140 million, and assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2014, is based on a comparison with the corresponding period of 2013.

	Millions of Dollars
	Three Months Ended March 31
	2014	2013*
Revenues
Transportation and terminaling services—related parties	$50.5	41.2
Transportation and terminaling services—third parties	1.3	1.1
Other income	0.1	—
Total revenues	51.9	42.3

Costs and Expenses
Operating and maintenance expenses	11.6	11.4
Depreciation	3.6	3.4
General and administrative expenses	6.7	3.2
Taxes other than income taxes	1.2	1.3
Interest and debt expense	0.5	—
Total costs and expenses	23.6	19.3
Income before income taxes	28.3	23.0
Provision for income taxes	0.3	0.1
Net Income	28.0	22.9
Less: Net income attributable to predecessors	9.7	22.9
Net income attributable to the Partnership	18.3	—
Less: General partner’s interest in net income attributable to the Partnership	0.8	—
Limited partners’ interest in net income attributable to the Partnership	$17.5	—

Adjusted EBITDA	$21.5	—

Distributable cash flow	$23.3	—
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

	Three Months Ended March 31
	2014	2013*
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines**
Crude oil throughput	259	301
Refined products throughput	418	326
Total	677	627

Terminals
Crude Oil
Storage volumes	212	218
Terminaling throughput	198	163
Refined Products
Terminaling throughput	429	317
Total	839	698

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue per barrel	$0.51	0.51
Average terminaling and storage revenue per barrel	0.27	0.21
* All operating data has been retrospectively adjusted for the Gold Line/Medford Acquisition.
**Represents the sum of volumes transported through each separately tariffed pipeline segment.

The following tables present reconciliations of EBITDA, adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended March 31
	2014	2013*
Reconciliation to Net Income
Net income	$28.0	22.9
Add:
Depreciation	3.6	3.4
Net interest expense	0.4	—
Amortization of deferred rentals	0.1	—
Provision for income taxes	0.3	0.1
EBITDA	32.4	26.4
Less:
EBITDA attributable to predecessors	10.9	26.4
Adjusted EBITDA	21.5	—
Plus:
Adjustments related to minimum volume commitments	2.3	—
Phillips 66 prefunded projects and indemnities	1.5	—
Transaction costs associated with the Gold Line/Medford Acquisition	1.5	—
Less:
Net interest paid	—	—
Income taxes paid	—	—
Maintenance capital expenditures	3.5	—
Distributable cash flow	$23.3	—
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

	Millions of Dollars
	Three Months Ended March 31
	2014	2013*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$25.4	25.2
Add:
Net interest expense	0.4	—
Provision for income taxes	0.3	0.1
Changes in working capital	6.4	(0.5)
Accrued environmental costs	—	1.2
Other	(0.1)	0.4
EBITDA	32.4	26.4
Less:
EBITDA attributable to predecessors	10.9	26.4
Adjusted EBITDA	21.5	—
Plus:
Adjustments related to minimum volume commitments	2.3	—
Phillips 66 prefunded projects and indemnities	1.5	—
Transaction costs associated with the Gold Line/Medford Acquisition	1.5	—
Less:
Net interest paid	—	—
Income taxes paid	—	—
Maintenance capital expenditures	3.5	—
Distributable cash flow	$23.3	—
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Statement of Income Analysis

Revenues increased $9.6 million, or 23 percent, in the first quarter of 2014. The increase was primarily attributable to:

•
Higher terminaling and storage revenues in the first quarter of 2014, mainly due to the terminal services agreements and storage services agreements entered into with Phillips 66 in connection with the Offering and the Gold Line/Medford Acquisition, and storage revenues from the Medford spheres which commenced operations in March 2014.

•
Higher pipeline and terminaling throughput volumes on our Sweeny to Pasadena products system, partially offset by lower pipeline throughput volumes on our Gold Line products pipelines and Clifton Ridge crude pipelines. During the first quarter of 2014, the Sweeny Refinery had higher refinery output due to the absence of scheduled maintenance turnaround activity and an unplanned power outage in the first quarter of 2013. Lower pipeline throughput volumes on our Gold Line products pipelines reflected lower refinery output at the Borger Refinery due to maintenance turnaround activity in March 2014. Lower pipeline throughput volumes on our Clifton Ridge crude pipelines reflected lower crude supply to the Lake Charles Refinery resulting from maintenance turnaround activity in the first quarter of 2014.

•
Higher revenues realized under the loss allowance provisions in the first quarter of 2014, mainly due to a loss allowance provision on our Sweeny to Pasadena pipelines effective in March 2013, and higher pipeline throughput volumes on our Sweeny to Pasadena pipelines.

General and administrative expenses increased $3.5 million, or 109 percent, in the first quarter of 2014. The increase primarily reflected incremental expenses associated with operating as a stand-alone publicly traded partnership, including incremental employee costs, director fees and additional insurance costs for directors and officers, as well as transaction costs associated with the Gold Line/Medford Acquisition, including audit, legal and advisory fees.

Interest and debt expense increased $0.5 million in the first quarter of 2014. In connection with the Offering and the Gold Line/Medford Acquisition, we entered into a $250 million senior unsecured revolving credit facility and assumed a 5-year, $160 million note payable, respectively. The $0.5 million of interest and debt expense consisted of $0.4 million of interest expense on the note payable and $0.1 million of commitment fees and amortization of debt issuance costs on the revolving credit facility. See Note 5—Debt, in the Notes to Consolidated Financial Statements, for additional information on the note payable.

See Note 13—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Historically, our Predecessors’ sources of liquidity included cash generated from operations and funding from Phillips 66. Prior to the Offering and the Gold Line/Medford Acquisition, our Predecessors participated in Phillips 66’s centralized cash management system; accordingly, the cash receipts were deposited in Phillips 66’s or its subsidiaries’ bank accounts, all cash disbursements were made from those accounts, and our Predecessors maintained no bank accounts dedicated solely to our assets. As a result, our Predecessors’ historical financial statements reflected no cash balances. In connection with the Offering, we established separate bank accounts, and Phillips 66 continues to provide treasury services on our General Partner’s behalf under our amended omnibus agreement. Our ongoing sources of liquidity following the Offering include cash generated from operations, borrowings under our revolving credit facility and from related parties, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, to meet our long-term capital expenditure requirements, and to make quarterly cash distributions.

Operating Activities
Our operations generated $25.4 million in cash from operations in the first quarter of 2014, a 1 percent improvement over cash from operations of $25.2 million in the first quarter of 2013. The improvement was driven by higher revenues due to higher pipeline and terminaling throughput volumes and higher terminaling and storage fees. These increases were partially offset by increased general and administrative expenses and unfavorable working capital impacts. Unfavorable working capital impacts primarily reflected accounts receivable with Phillips 66 subsequent to the Offering and the Gold Line/Medford Acquisition. Our Predecessors’ accounts receivable and payable with Phillips 66 were reflected in the “Net distributions to Phillips 66 from predecessors” line of “Cash Flows From Financing Activities” on our Consolidated Statement of Cash Flows.

Revolving Credit Facility
On June 7, 2013, we entered into a $250 million senior unsecured revolving credit agreement (Credit Agreement) with a syndicate of financial institutions, which became effective upon the closing of the Offering on July 26, 2013. We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. As of March 31, 2014, no amount had been drawn under the Credit Agreement.

Note Payable
On March 1, 2014, we entered into an Assignment, Assumption and Modification of Note (the Assumption Agreement) with certain subsidiaries of Phillips 66. Pursuant to the Assumption Agreement, we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66. The note payable bears interest at a fixed rate of 3 percent per annum. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on February 28, 2019.

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

Our capital expenditures for the three months ended March 31, 2014 and 2013, were:

	Millions of Dollars
	Three Months Ended March 31
	2014	2013*

Capital Expenditures Attributable to Our Predecessors	$1.5	5.5
Capital Expenditures Attributable to the Partnership
Expansion	1.1	—
Maintenance	3.5	—
Total	4.6	—
Total Capital Expenditures	$6.1	5.5
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Our capital expenditures for the first quarter of 2014 were $6.1 million, primarily associated with the following activities:

•	Replacement of buried piping with above-ground piping on our Clifton Ridge crude system.

•	Installation of enhanced measurement and monitoring equipment, and modifications to improve optionality to receive a wider slate of crude oil grades on our Clifton Ridge crude system.

•	Installation of enhanced measurement equipment on our Clifton Ridge crude system, thereby supporting the Pecan Grove barge dock expansion.

•
Construction of a new tank and associated tank dike, installation of enhanced equipment, and reactivation of a portion of pipeline to a new connection point on our Hartford Connector products system, thereby increasing its available capacity.

•	Installation of a rack load pump at our Pasadena terminal, thereby increasing loading rates and improving operational reliability.

Our capital expenditures for the first quarter of 2013 were $5.5 million, primarily directed toward the following activities:

•	Installation of biodiesel tanks and associated equipment at our Hartford and Kansas City terminals, thereby increasing their available biodiesel blending capacity.

•	Construction of two refinery-grade propylene storage spheres at Medford, Oklahoma.

•	Replacement of control equipment at our Pasadena terminal, thereby improving operational reliability and efficiency.

•	Installation of automated flow control equipment on our Gold Line products pipelines, thereby improving operational reliability.

•	Upgrade of security equipment to comply with regulatory requirements at our Hartford terminal.

We have forecasted capital expenditures of approximately $23.5 million for the year ending December 31, 2014. During 2014, we plan to spend on the following activities:

•
Construction of a new tank and associated tank dike, installation of enhanced equipment, and reactivation of a portion of pipeline to a new connection point on our Hartford Connector products system, thereby increasing its available capacity.

•
Replacement of buried piping with above-ground piping, installation of enhanced measurement and monitoring equipment, and modifications to improve optionality to receive a wider slate of crude oil grades on our Clifton Ridge crude system.

•	Upgrade of centralized control center monitoring equipment on our Gold Line products system, thereby improving operational reliability and efficiency.

•	Installation and upgrades of certain equipment at our Hartford and Pasadena terminals to increase their available capacity.

•	Replacement of certain equipment at our Kansas City terminal.

We anticipate that the planned maintenance capital expenditures will be funded primarily with cash from operations, $3.5 million in remaining prefunding from Phillips 66 for certain projects at our Clifton Ridge, Hartford and Kansas City terminals pursuant to our amended omnibus agreement and the Contribution Agreement, and, if necessary, borrowings under our Credit Agreement. We expect to rely primarily upon external financing sources, including borrowings under our Credit Agreement, borrowing from related parties, and the issuance of debt and equity securities, to fund any significant future expansion capital expenditures.

Cash Distribution
For future quarters, we intend to pay at least the minimum quarterly distribution of $0.2125 per unit, which equates to $16.0 million per quarter, or $64.2 million per year, based on the number of common, subordinated and general partner units outstanding as of March 31, 2014.

On April 23, 2014, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.2743 per limited partner unit which, combined with distributions to our General Partner, resulted in total distributions of $21.1 million, payable on May 13, 2014, to unitholders of record on May 5, 2014. Although our partnership agreement requires that we distribute all of our available cash each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

Cash distributions will be made to our General Partner in respect of the 2 percent general partner interest and its incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, through owning all IDRs, our General Partner will receive more than 2 percent of the total cash distributions. Therefore, cash distributions to common units, subordinated units and our General Partner will be disproportionate with their respective ownership percentage.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2014, and December 31, 2013, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal requirements regarding the environment; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations. At December 31, 2013, our Predecessors recorded a total environmental accrual of $3.4 million associated with the Acquired Assets. Pursuant to the terms of the Contribution Agreement, Phillips 66 assumed the responsibility for these accrued environmental liabilities associated with the Acquired Assets arising prior to their contribution to us; therefore we reflected no liabilities associated with them as of March 31, 2014. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Indemnification
Under our amended omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the assets we acquired in connection with the Offering (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities provided therein is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us under the amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us.

Excluded Liabilities of the Acquired Assets
Pursuant to the terms of the Contribution Agreement, Phillips 66 assumed the responsibility for any liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, prior to the Effective Date, including the liabilities associated with the construction costs of the Medford spheres. We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, from and after the Effective Date.

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

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The information about market risks for the three months ended March 31, 2014, does not differ materially from that disclosed under Item 7A in our 2013 Annual Report on Form 10-K, except for the interest rate risk associated with our 5-year, $160 million note payable.

Interest Rate Risk
The following table provides information about our debt instrument that is sensitive to changes in U.S. interest rates. This table presents principal cash flows and the associated interest rate by expected maturity date. We estimated the fair value of this fixed-rate financial instrument using a discounted cash flow model, with a discount rate comparable to the rates we observed in the market for similar entities with debt of the same duration as our note payable. In addition, we increased this discount rate by 20 basis points to reflect a structuring fee.

	Millions of Dollars
Expected Maturity Date	Fixed-Rate Maturity	Interest Rate

March 31, 2014
Remainder of 2014	$—
2015	—
2016	—
2017	—
2018	—
Remaining years	160.0	3.0%
Total	$160.0

Fair value	$159.7

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2014, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the periods covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations. In addition, under our amended omnibus agreement, Phillips 66 indemnifies us for liabilities relating to litigation matters attributable to the ownership or operation of the assets contributed to us in connection with our initial public offer (the Offering) prior to the closing of the Offering. Pursuant to the terms of the Contribution, Conveyance and Assumption Agreement, Phillips 66 assumed the responsibility for all the liabilities relating to litigation and environmental matters attributable to the ownership and operation of the Gold Line products system and Medford spheres prior to our acquisition of those assets.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2014, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	2.1	2/13/2014	001-36011

10.1	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

10.2	First Amendment to the Operational Services Agreement, dated as of February 28, 2014, by and between Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline.	8-K	10.2	3/3/2014	001-36011

10.3	Gold Line Origination Services Agreement, dated as of March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Pipeline LLC.	8-K	10.3	3/3/2014	001-36011

10.4†	Storage Services Agreement (Gold Line), dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.4	3/3/2014	001-36011

10.5†	Storage Services Agreement (Medford Spheres), dated March 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.5	3/3/2014	001-36011

10.6†	Terminal Services Agreement, dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.6	3/3/2014	001-36011

10.7	Transportation Services Agreement, dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.7	3/3/2014	001-36011

10.8	Assignment, Assumption and Modification of Note, dated as of March 1, 2014, by and among Phillips 66 Company, Phillips 66 Partners LP, and Phillips Gas Company Shareholder, Inc.	8-K	10.8	3/3/2014	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

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

May 1, 2014