Form 10-Q
period 2014-06-30
PHILLIPS 66 PARTNERS LP
filed 2014-07-31
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013*	2014	2013*
Revenues
Transportation and terminaling services—related parties	$54.5	44.2	105.0	85.4
Transportation and terminaling services—third parties	2.4	1.1	3.7	2.2
Other income	—	—	0.1	—
Total revenues	56.9	45.3	108.8	87.6

Costs and Expenses
Operating and maintenance expenses	13.0	12.8	24.6	24.2
Depreciation	3.9	3.2	7.5	6.6
General and administrative expenses	5.4	4.1	12.1	7.3
Taxes other than income taxes	1.0	1.1	2.2	2.4
Interest and debt expense	1.3	—	1.8	—
Total costs and expenses	24.6	21.2	48.2	40.5
Income before income taxes	32.3	24.1	60.6	47.1
Provision for income taxes	0.2	0.1	0.5	0.2
Net Income	32.1	24.0	60.1	46.9
Less: Net income attributable to predecessors	—	24.0	9.7	46.9
Net income attributable to the Partnership	32.1	—	50.4	—
Less: General partner’s interest in net income attributable to the Partnership	1.7	—	2.5	—
Limited partners’ interest in net income attributable to the Partnership	$30.4	—	47.9	—

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.41		0.67
Subordinated units—Phillips 66	0.41		0.65

Cash Distributions Paid Per Unit (dollars)	$0.2743		0.4991

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	18,889		18,889
Common units—Phillips 66	19,859		18,708
Subordinated units—Phillips 66	35,217		35,217
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	June 30 2014	December 31 2013
Assets
Cash and cash equivalents	$34.5	425.1
Accounts receivable—related parties	18.7	11.3
Accounts receivable—third parties	0.6	0.6
Materials and supplies	2.0	2.0
Other current assets	2.5	2.3
Total Current Assets	58.3	441.3
Net properties, plants and equipment	274.7	271.2
Goodwill	2.5	2.5
Deferred rentals—related parties	6.2	6.4
Deferred tax assets	0.8	—
Other assets	0.2	—
Total Assets	$342.7	721.4

Liabilities
Accounts payable—related parties	$3.0	5.2
Accounts payable—third parties	4.5	8.0
Payroll and benefits payable	—	0.1
Accrued property and other taxes	2.6	2.3
Accrued interest—related parties	1.6	—
Current portion of accrued environmental costs	—	2.0
Deferred revenues—related parties	1.6	—
Other current liabilities	0.1	0.4
Total Current Liabilities	13.4	18.0
Note payable—related parties	160.0	—
Asset retirement obligations	2.5	2.4
Accrued environmental costs	—	1.4
Deferred income taxes	—	0.1
Other liabilities	0.2	—
Total Liabilities	176.1	21.9

Equity
Net investment—predecessors	—	125.4
Common unitholders—public (18,888,750 units issued and outstanding)	411.9	409.1
Common unitholder—Phillips 66 (2014—19,858,957 units issued and outstanding; 2013—16,328,362 units issued and outstanding)	52.3	48.6
Subordinated unitholder—Phillips 66 (35,217,112 units issued and outstanding)	110.1	104.9
General partner—Phillips 66 (2014—1,509,486 units issued and outstanding; 2013—1,437,433 units issued and outstanding)	(407.7)	11.5
Total Equity	166.6	699.5
Total Liabilities and Equity	$342.7	721.4
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	2014	2013*
Cash Flows From Operating Activities
Net income	$60.1	46.9
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	7.5	6.6
Deferred rentals—related parties	0.2	(0.4)
Accrued environmental costs	—	(0.7)
Other	0.1	—
Working capital adjustments
Decrease (increase) in accounts receivable	(7.4)	0.2
Decrease (increase) in materials and supplies	—	(0.1)
Decrease (increase) in other current assets	(0.2)	(0.4)
Increase (decrease) in accounts payable	(2.6)	1.4
Increase (decrease) in accrued interest—related parties	1.6	—
Increase (decrease) in deferred revenues—related parties	1.6	—
Increase (decrease) in environmental accruals	—	(2.4)
Increase (decrease) in other accruals	—	(0.1)
Net Cash Provided by Operating Activities	60.9	51.0

Cash Flows From Investing Activities
Gold Line/Medford Acquisition**	(138.0)	—
Capital expenditures	(10.0)	(18.7)
Other	(1.1)	5.3
Net Cash Used in Investing Activities	(149.1)	(13.4)

Cash Flows From Financing Activities
Net distributions to Phillips 66 from predecessors	(8.7)	(37.6)
Project prefunding from Phillips 66	2.2	—
Distributions to general partner associated with the Gold Line/Medford Acquisition**	(262.0)	—
Quarterly distributions to common unitholders—public	(9.5)	—
Quarterly distributions to common unitholder—Phillips 66	(9.1)	—
Quarterly distributions to subordinated unitholder—Phillips 66	(17.6)	—
Quarterly distributions to general partner—Phillips 66	(1.1)	—
Other cash contributions from Phillips 66	3.4	—
Net Cash Used in Financing Activities	(302.4)	(37.6)

Net Change in Cash and Cash Equivalents	(390.6)	—
Cash and cash equivalents at beginning of period	425.1	—
Cash and Cash Equivalents at End of Period	$34.5	—
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
** See Note 10—Cash Flow Information, for additional information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Net Investment	Total

December 31, 2012	$—	—	—	—	241.1	241.1
Net income*	—	—	—	—	46.9	46.9
Net transfers to Phillips 66*	—	—	—	—	(37.6)	(37.6)
June 30, 2013*	$—	—	—	—	250.4	250.4

December 31, 2013	$409.1	48.6	104.9	11.5	125.4	699.5
Net income attributable to predecessors	—	—	—	—	9.7	9.7
Net transfers to Phillips 66 from predecessors	—	—	—	—	(3.3)	(3.3)
Contributions from Phillips 66 prior to the Gold Line/Medford Acquisition	—	—	—	—	4.0	4.0
Project prefunding from Phillips 66	—	—	—	—	2.2	2.2
Allocation of net investment of the Acquired Assets	—	—	—	138.0	(138.0)	—
Consideration paid for the Gold Line/Medford Acquisition	—	—	—	(560.0)	—	(560.0)
Net income attributable to the Partnership	12.3	12.8	22.8	2.5	—	50.4
Quarterly cash distributions to unitholders and general partner	(9.5)	(9.1)	(17.6)	(1.1)	—	(37.3)
Other contributions from Phillips 66	—	—	—	1.4	—	1.4
June 30, 2014	$411.9	52.3	110.1	(407.7)	—	166.6
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries.

Description of the Business
We are a Delaware limited partnership formed on February 20, 2013, by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 23, 2013, our common units began trading on the New York Stock Exchange under the symbol “PSXP,” and on July 26, 2013, we completed our initial public offering (the Offering) of 18,888,750 common units representing limited partner interests. On February 13, 2014, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the Contribution Agreement) with subsidiaries of Phillips 66 to acquire the Gold Line products system and the Medford spheres (collectively, the Acquired Assets) from certain of those subsidiaries (the Gold Line/Medford Acquisition). The transaction closed on February 28, 2014, with an effective date of March 1, 2014 (the Effective Date).

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

•
Gold Line products system. A 681-mile refined petroleum product pipeline system that runs from the Phillips 66-operated refinery in Borger, Texas, to Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery, as well as two parallel 53-mile lateral lines that run from Paola, Kansas, to Kansas City, Kansas. The system has a maximum throughput capacity of 132,000 barrels per day, and includes four terminals located at Wichita, Kansas; Kansas City, Kansas; Jefferson City, Missouri; and Cahokia, Illinois, with an aggregate throughput capacity of 172,000 barrels per day and aggregate storage capacity of 4.3 million barrels.

•
Medford spheres. Two newly-constructed refinery-grade propylene storage spheres located in Medford, Oklahoma, with a total working capacity of 70,000 barrels that commenced operations in March 2014. The Medford spheres provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals and storage facilities. Since we do not own any of the crude oil and refined petroleum products that we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66 and historically not allocated to our Predecessors, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity method investments, or pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering or the Gold Line/Medford Acquisition.

All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of the Partnership with retrospective adjustments of the combined results of operations, financial position and cash flows of the Acquired Assets. Accordingly:

•
Our consolidated statement of income for the three months ended June 30, 2014, consists of the consolidated results of the Partnership. Our consolidated statement of income for the six months ended June 30, 2014, consists of the combined results of the Acquired Assets and the consolidated results of the Partnership for the first two months of 2014, and the consolidated results of the Partnership for the remaining four months. Our consolidated statement of income for the three and six months ended June 30, 2013, consists entirely of the combined results of our Predecessors.

•
Our consolidated statement of cash flows for the six months ended June 30, 2014, consists of the combined results of the Acquired Assets and the consolidated results of the Partnership for the first two months of 2014, and the consolidated results of the Partnership for the remaining four months. Our consolidated statement of cash flows for the six months ended June 30, 2013, consists entirely of the combined results of our Predecessors.

•
Our consolidated balance sheet at June 30, 2014, consists of the consolidated balances of the Partnership, while at December 31, 2013, it consists of the consolidated balances of the Partnership and the combined balances of the Acquired Assets.

•
Our consolidated statement of changes in equity for the six months ended June 30, 2014, consists of both the combined activity of the Acquired Assets and the consolidated activity of the Partnership prior to March 1, 2014, and the consolidated activity of the Partnership completed at and after March 1, 2014, through June 30, 2014. Our consolidated statement of changes in equity for the six months ended June 30, 2013, consists entirely of the combined activity of our Predecessors.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 23, 2014. The results of operations for the three and six months ended June 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Note 3—Gold Line/Medford Acquisition

On February 13, 2014, we entered into the Contribution Agreement with subsidiaries of Phillips 66 to acquire the Gold Line/Medford Assets from certain of those subsidiaries for total consideration of $700 million, consisting of $400 million in cash; the issuance of 3,530,595 common units of the Partnership to Phillips 66 Company and the issuance of 72,053 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest in the Partnership, with an aggregate fair value of the common and general partner units of $140 million at February 13, 2014; and the assumption by the Partnership of a 5-year, $160 million note payable to a subsidiary of Phillips 66. The Gold Line/Medford Acquisition closed on February 28, 2014, with an effective date of March 1, 2014. See Note 10—Cash Flow Information, for additional information on the accounting treatment of the Gold Line/Medford Acquisition. Total transaction costs of $1.8 million associated with the Gold Line/Medford Acquisition were expensed as incurred. In connection with the Gold Line/Medford Acquisition, we entered into various commercial agreements with Phillips 66 and amended the omnibus agreement and the operational services agreement with Phillips 66. See Note 11—Related Party Transactions, for a summary of the terms of these agreements.

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

The following tables present our results of operations and financial position giving effect to the Gold Line/Medford Acquisition. The combined results of the Acquired Assets prior to the Gold Line/Medford Acquisition are included in “Acquired Assets Predecessor.” The consolidated results of the Acquired Assets after the Gold Line/Medford Acquisition are included in “Phillips 66 Partners LP.”

	Millions of Dollars
	Six Months Ended June 30, 2014
	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues
Transportation and terminaling services—related parties	$89.8	15.2	105.0
Transportation and terminaling services—third parties	3.0	0.7	3.7
Other income	0.1	—	0.1
Total revenues	92.9	15.9	108.8

Costs and Expenses
Operating and maintenance expenses	21.3	3.3	24.6
Depreciation	6.3	1.2	7.5
General and administrative expenses	11.0	1.1	12.1
Taxes other than income taxes	1.6	0.6	2.2
Interest and debt expense	1.8	—	1.8
Total costs and expenses	42.0	6.2	48.2
Income before income taxes	50.9	9.7	60.6
Provision for income taxes	0.5	—	0.5
Net Income	50.4	9.7	60.1
Less: Net income attributable to predecessors	—	9.7	9.7
Net Income Attributable to the Partnership	$50.4	—	50.4

	Millions of Dollars
	Three Months Ended June 30, 2013
	Pre-Offering Predecessor	Acquired Assets Predecessor	Combined Results
Revenues
Transportation and terminaling services—related parties	$26.2	18.0	44.2
Transportation and terminaling services—third parties	—	1.1	1.1
Total revenues	26.2	19.1	45.3

Costs and Expenses
Operating and maintenance expenses	6.0	6.8	12.8
Depreciation	1.5	1.7	3.2
General and administrative expenses	2.5	1.6	4.1
Taxes other than income taxes	0.4	0.7	1.1
Total costs and expenses	10.4	10.8	21.2
Income before income taxes	15.8	8.3	24.1
Provision for income taxes	0.1	—	0.1
Net Income	15.7	8.3	24.0
Less: Net income attributable to predecessors	15.7	8.3	24.0
Net Income Attributable to the Partnership	$—	—	—

	Millions of Dollars
	Six Months Ended June 30, 2013
	Pre-Offering Predecessor	Acquired Assets Predecessor	Combined Results
Revenues
Transportation and terminaling services—related parties	$47.1	38.3	85.4
Transportation and terminaling services—third parties	0.1	2.1	2.2
Total revenues	47.2	40.4	87.6

Costs and Expenses
Operating and maintenance expenses	12.2	12.0	24.2
Depreciation	3.1	3.5	6.6
General and administrative expenses	4.4	2.9	7.3
Taxes other than income taxes	0.9	1.5	2.4
Total costs and expenses	20.6	19.9	40.5
Income before income taxes	26.6	20.5	47.1
Provision for income taxes	0.2	—	0.2
Net Income	26.4	20.5	46.9
Less: Net income attributable to predecessors	26.4	20.5	46.9
Net Income Attributable to the Partnership	$—	—	—

	Millions of Dollars
	December 31, 2013
	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Assets
Cash and cash equivalents	$425.1	—	425.1
Accounts receivable—related parties	11.3	—	11.3
Accounts receivable—third parties	0.1	0.5	0.6
Materials and supplies	0.6	1.4	2.0
Other current assets	2.3	—	2.3
Total Current Assets	439.4	1.9	441.3
Net properties, plants and equipment	135.9	135.3	271.2
Goodwill	2.5	—	2.5
Deferred rentals—related parties	6.4	—	6.4
Total Assets	$584.2	137.2	721.4

Liabilities
Accounts payable—related parties	$5.2	—	5.2
Accounts payable—third parties	3.0	5.0	8.0
Payroll and benefits payable	—	0.1	0.1
Accrued property and other taxes	1.0	1.3	2.3
Current portion of accrued environmental costs	—	2.0	2.0
Other current liabilities	0.4	—	0.4
Total Current Liabilities	9.6	8.4	18.0
Asset retirement obligations	0.4	2.0	2.4
Accrued environmental costs	—	1.4	1.4
Deferred income taxes	0.1	—	0.1
Total Liabilities	10.1	11.8	21.9

Equity
Net investment	—	125.4	125.4
Common unitholders—public	409.1	—	409.1
Common unitholder—Phillips 66	48.6	—	48.6
Subordinated unitholder—Phillips 66	104.9	—	104.9
General partner—Phillips 66	11.5	—	11.5
Total Equity	574.1	125.4	699.5
Total Liabilities and Equity	$584.2	137.2	721.4

Note 4—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2014	December 31 2013
Cost:
Land	$5.0	5.0
Buildings and improvements	16.1	15.6
Pipelines and related assets	150.7	150.7
Terminals and related assets	331.2	286.5
Construction-in-progress	8.1	43.0
Gross PP&E	511.1	500.8
Less: Accumulated depreciation	(236.4)	(229.6)
Net PP&E	$274.7	271.2

Note 5—Debt

On March 1, 2014, we entered into an Assignment, Assumption and Modification of Note (the Assumption Agreement) with certain subsidiaries of Phillips 66. Pursuant to the Assumption Agreement, we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66 that bears interest at a fixed rate of 3 percent per annum. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on February 28, 2019. At June 30, 2014, the carrying value and fair value of this note payable were $160.0 million and $162.8 million, respectively. We calculated the fair value using a discounted cash flow model, with a discount rate that approximates rates we observed in the market for similar entities with debts of comparable durations. We increased this discount rate by 20 basis points to reflect a structuring fee. Given the methodology employed, we classified this as Level 2 in the fair value hierarchy.

Note 6—Net Income Per Limited Partner Unit

Net income per unit applicable to common units and to subordinated units is computed by dividing the respective limited partners’ interest in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, and IDRs. Basic and diluted net income per unit are the same because we do not have potentially dilutive units outstanding for the periods presented.

	Millions of Dollars
	Three Months Ended June 30, 2014	Six Months Ended June 30, 2014

Net income attributable to the Partnership	$32.1	50.4
Less: General partner’s distributions declared (including IDRs)*	1.6	2.4
Limited partners’ distributions declared on common units*	11.7	22.3
Limited partner’s distributions declared on subordinated units*	10.6	20.3
Distributions less than net income attributable to the Partnership	$8.2	5.4
*Distributions declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended June 30, 2014
Net income attributable to the Partnership (millions):
Distribution declared	$1.6	11.7	10.6	23.9
Distribution less than net income attributable to the Partnership	0.1	4.2	3.9	8.2
Net income attributable to the Partnership	$1.7	15.9	14.5	32.1

Weighted average units outstanding:
Basic	1,509,486	38,747,707	35,217,112	75,474,305
Diluted	1,509,486	38,747,707	35,217,112	75,474,305

Net income per limited partner unit (dollars):
Basic		$0.41	0.41
Diluted		0.41	0.41

Six Months Ended June 30, 2014
Net income attributable to the Partnership (millions):
Distributions declared	$2.4	22.3	20.3	45.0
Distributions less than net income attributable to the Partnership	0.1	2.8	2.5	5.4
Net income attributable to the Partnership	$2.5	25.1	22.8	50.4

Weighted average units outstanding:
Basic	1,485,999	37,596,850	35,217,112	74,299,961
Diluted	1,485,999	37,596,850	35,217,112	74,299,961

Net income per limited partner unit (dollars):
Basic		$0.67	0.65
Diluted		0.67	0.65

On July 23, 2014, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.3017 per limited partner unit which, combined with distributions to our General Partner, resulted in total distributions of $23.9 million attributable to the second quarter of 2014. This distribution is payable August 13, 2014, to unitholders of record as of August 4, 2014.

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

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our and Phillips 66’s prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At December 31, 2013, our Predecessors recorded a total environmental accrual of $3.4 million associated with the Acquired Assets. Pursuant to the terms of the Contribution Agreement, Phillips 66 assumed the responsibility for these liabilities arising prior to their contribution to us; therefore we reflected no liabilities associated with them after the Effective Date. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2014, and December 31, 2013, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification
Under our amended omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the assets contributed to us in connection with the Offering (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities provided therein is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than currently pending legal actions) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us under our amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us.

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

Note 8—Employee Benefit Plans

Employees of Phillips 66 who directly or indirectly support our operations participate in the pension, postretirement health insurance, and defined contribution benefit plans sponsored by Phillips 66, which includes other subsidiaries of Phillips 66. For the three and six months ended June 30, 2014, the pension, postretirement health insurance and defined contribution benefit plan costs of $0.1 million and $0.4 million, respectively, consisted of the costs allocated to the Acquired Assets from Phillips 66’s transportation organization prior to March 1, 2014, and the costs of Phillips 66’s employees who are fully dedicated to supporting our business for the three and six months ended June 30, 2014. For the three and six months ended June 30, 2013, these costs, totaling $0.9 million and $1.7 million, respectively, consisted primarily of the costs allocated to our Predecessors from Phillips 66. These costs are included in either “General and administrative expenses” or “Operating and maintenance expenses” on our consolidated statement of income, depending on the nature of the employee’s role in our operations.

Note 9—Unit-Based Compensation

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

From the closing of the Offering through June 30, 2014, we have only issued phantom units to non-employee directors under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the settlement date, and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount of cash equal to any cash distributions paid on a common unit during that time.  During the six months ended June 30, 2014, we granted 4,161 phantom units to three non-employee directors of our General Partner. Phantom units granted to non-employee directors vest immediately, are non-forfeitable, and are therefore completely expensed on the grant date.  These phantom units do not convey voting rights.

Note 10—Cash Flow Information

The Gold Line/Medford Acquisition had both cash and noncash elements.  We attributed $138 million of the total $400 million cash consideration paid to the historical book value of the net assets acquired (an investing cash outflow).  The remaining $262 million of cash consideration was deemed a distribution to our General Partner (a financing cash outflow).  The assumption of the $160 million note payable was deemed a noncash distribution to our General Partner (noncash financing activity).  Together, the cash consideration and the assumption of the note payable resulted in a $560 million reduction in our General Partner’s capital balance.  The common and general partner units issued to Phillips 66 in the transaction were assigned no value, because the cash consideration and note payable assumption exceeded the historical book value of the Acquired Assets.  Accordingly, the units issued had no impact on partner capital balances, other than changing ownership percentages.

	Millions of Dollars
	Six Months Ended June 30
	2014	2013
Noncash Investing and Financing Activities
Certain liabilities of the Acquired Assets retained by Phillips 66*	$5.4	—
Note payable—related parties associated with the Gold Line/Medford Acquisition	160.0	—
The issuance of common and general partner units to Phillips 66	—	—
PP&E transfer from Phillips 66**	0.7	—

Cash Payments
Interest	$0.2	—
Income taxes***	0.2	—
* Certain liabilities of the Acquired Assets were retained by Phillips 66, pursuant to the terms of the Contribution Agreement. See Note 7—Contingencies, for additional information on these excluded liabilities associated with the Acquired Assets.
** Capital expenditures on the Medford spheres recorded after the Effective Date were transferred to us from Phillips 66 as a capital contribution from our General Partner.
*** Excludes our share of cash tax payments made directly by Phillips 66 prior to the Offering on July 26, 2013, and the Gold Line/Medford Acquisition on February 28, 2014, in respect of the Acquired Assets.

Note 11—Related Party Transactions

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

In connection with the Gold Line/Medford Acquisition, we entered into several storage services agreements and one origination services agreement with Phillips 66, including:

•
A storage services agreement (storage on the Gold Line products system). Pursuant to this agreement, we charge fees to Phillips 66 for storing certain identified petroleum products in storage tanks located in Wichita, Kansas; Kansas City, Kansas; and Cahokia, Illinois. The fees payable by Phillips 66 to us are subject to adjustment each year beginning on January 1, 2015, based on the Producer Price Index (PPI) for finished goods. This agreement has a primary term of 5 years and automatically extends for up to two additional 5-year periods, unless terminated by either party.

•
A storage services agreement (storage at the Medford spheres). Pursuant to this agreement, we charge fees to Phillips 66 for receiving and storing natural gas liquids and refinery-grade propylene in the Medford spheres. The fees payable by Phillips 66 to us are subject to adjustment each year beginning January 1, 2015, based on the PPI for finished goods. This agreement has a primary term of 10 years and automatically extends for up to two additional 5-year periods unless terminated by either party.

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

With respect to periods prior to the Offering or the Gold Line/Medford Acquisition in respect of the Acquired Assets, our Predecessors were part of the consolidated operations of Phillips 66, and substantially all of our Predecessors’ revenues were derived from transactions with Phillips 66 and its affiliates. The contractual rates used for these revenue transactions may be materially different than rates we might have received had they been transacted with third parties.

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

Amended Omnibus Agreement
In connection with the Offering, we entered into an omnibus agreement with Phillips 66, certain of its subsidiaries and our General Partner. This agreement addresses our payment of an annual operating and administrative support fee and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. It also addresses our right of first offer to acquire Phillips 66’s direct one-third equity interest in each of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities related to the Initial Assets, and the prefunding of certain projects by Phillips 66. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks. In connection with the Gold Line/Medford Acquisition, we entered into the first amendment to the omnibus agreement with Phillips 66. Pursuant to this amendment, Phillips 66 provides for additional services to us in connection with the Acquired Assets, and the monthly operational and administrative support fee payable by us to Phillips 66 was increased.

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

Related Party Transactions
Significant related-party transactions included in operating and maintenance expenses, general and administrative expenses, and interest and debt expense were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013*	2014	2013*

Operating and maintenance expenses	$7.7	4.8	15.1	10.7
General and administrative expenses	4.8	4.1	9.6	7.3
Interest and debt expense	1.2	—	1.6	—
Total	$13.7	8.9	26.3	18.0
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Subsequent to the Offering, we pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement, initially in the amount of $1.1 million from July 26, 2013, through February 28, 2014, and then $2.3 million beginning March 1, 2014. The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on our behalf, pursuant to the terms of our amended omnibus agreement. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also included volumetric gain/loss associated with volumes transported by Phillips 66. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations.

In connection with the Gold Line/Medford Acquisition, we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66. See Note 5—Debt, for additional information. Interest and debt expense includes related-party interest expense associated with the note payable.

Note 12—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships, primarily Texas and Illinois.

Our provision for income taxes was $0.2 million and $0.5 million for the three- and six-month periods ended June 30, 2014, respectively, compared with $0.1 million and $0.2 million for the corresponding periods of 2013. Our effective tax rate was 0.6 percent and 0.8 percent for the three- and six-month periods ended June 30, 2014, respectively, compared with 0.4 percent for both the three- and six-month periods ended June 30, 2013. The increase in the effective tax rate for the first six months of 2014 resulted from the deferred tax impact of a change in methodology used to calculate the Texas margin tax associated with the Gold Line/Medford Acquisition.

Note 13—New Accounting Standards

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective January 1, 2015, and earlier application is permitted, but only for disposals not previously reported in the financial statements. We adopted this ASU effective July 1, 2014, and the adoption of this ASU did not have an effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards.  This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted.  We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries.

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 34.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed on February 20, 2013, by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 23, 2013, our common units began trading on the New York Stock Exchange under the symbol “PSXP,” and on July 26, 2013, we completed our initial public offering (the Offering) of 18,888,750 common units representing limited partner interests. On February 13, 2014, the Partnership entered into a Contribution, Conveyance and Assumption Agreement (the Contribution Agreement) with subsidiaries of Phillips 66 to acquire the Gold Line products system and the Medford spheres (collectively, the Acquired Assets) from certain of those subsidiaries (the Gold Line/Medford Acquisition). The transaction closed on February 28, 2014, with an effective date of March 1, 2014 (the Effective Date).

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

•
Gold Line products system. A 681-mile refined petroleum product pipeline system that runs from the Phillips 66-operated refinery in Borger, Texas, to Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery, as well as two parallel 53-mile lateral lines that run from Paola, Kansas, to Kansas City, Kansas. The system has a maximum throughput capacity of 132,000 barrels per day, and includes four terminals located at Wichita, Kansas; Kansas City, Kansas; Jefferson City, Missouri; and Cahokia, Illinois, with an aggregate throughput capacity of 172,000 barrels per day and aggregate storage capacity of 4.3 million barrels.

•
Medford spheres. Two newly-constructed refinery-grade propylene storage spheres located in Medford, Oklahoma, with a total working capacity of 70,000 barrels, that commenced operations in March 2014. The Medford spheres provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals and storage facilities. We do not own any of the crude oil and refined petroleum products that we handle and do not engage in the trading of crude oil and refined petroleum products; therefore, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

In connection with the Offering and the Gold Line/Medford Acquisition, we entered into or amended multiple transportation services and terminal services agreements with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products. We also entered into several other agreements with Phillips 66, including an omnibus agreement and an operational services agreement. See Note 11—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of these agreements.

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

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because, immediately prior to the Offering or the Gold Line/Medford Acquisition, all of the assets and liabilities presented were wholly owned by Phillips 66 and were transferred within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66 and historically not allocated to our Predecessors, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity method investments, or pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering or the Gold Line/Medford Acquisition.

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

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil and refined petroleum products that we handle in our pipeline and terminal assets. These volumes are primarily affected by the supply of, and demand for, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under our commercial agreements.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization. Adjusted EBITDA is the EBITDA attributable to the Partnership after deducting the EBITDA attributable to our Predecessors. Distributable cash flow is generally defined as adjusted EBITDA less net interest paid, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue from minimum volume commitments and certain other items. Distributable cash flow does not reflect changes in working capital balances. EBITDA, adjusted EBITDA and distributable cash flow are not presentations made in accordance with accounting principles generally accepted in the United States (GAAP). EBITDA, adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

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

Revenues
Most of our revenues are generated from the commercial agreements we entered into with Phillips 66 in connection with the Offering and the Gold Line/Medford Acquisition, under which Phillips 66 agreed to pay us tariffs for transporting crude oil and refined petroleum products on our pipeline systems and fees for providing terminaling and storage services at our terminals and storage facilities. These contracts contain minimum volume commitments and, in many cases, tariffs and fees that are higher than our Predecessors’ historical rates. Accordingly, we expect a revenue increase during 2014 and future years compared to our Predecessors’ historical revenues as a result of these new agreements.

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

Financing
There are differences in the way we finance our operations as compared to the way our Predecessors financed those operations. Historically, our Predecessors’ operations were financed as part of Phillips 66’s integrated operations, and our Predecessors did not record any separate costs associated with financing our operations. Additionally, our Predecessors largely relied on internally generated cash flows and capital contributions from Phillips 66 to satisfy their capital expenditure requirements. Subsequent to the Offering, we intend to make cash distributions to our unitholders at a minimum distribution rate of $0.2125 per unit per quarter ($0.85 per unit on an annualized basis). Based on the terms of our cash distribution policy, we will distribute to our unitholders and our General Partner most of the distributable cash flow generated by our operations. We retained approximately $404.4 million from the net proceeds of the Offering for general partnership purposes, including funding acquisitions from Phillips 66 and third parties, as well as expansion capital expenditures. We utilized $400 million of the proceeds from the Offering to partially fund the Gold Line/Medford Acquisition. In the future, we expect to fund acquisitions and expansion capital expenditures from external sources, including related-party financing from Phillips 66, borrowings under our $250 million revolving credit facility and future issuances of equity and debt securities.

Business Environment
Subsequent to the Offering, we generate substantially all of our revenue under long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. Because we do not take ownership of the crude oil or products that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs included in our commercial agreements with Phillips 66. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of Phillips 66 or our other future customers. Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s and Phillips 66-operated refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines, as well as demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2014, is based on a comparison with the corresponding periods of 2013.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013*	2014	2013*
Revenues
Transportation and terminaling services—related parties	$54.5	44.2	105.0	85.4
Transportation and terminaling services—third parties	2.4	1.1	3.7	2.2
Other income	—	—	0.1	—
Total revenues	56.9	45.3	108.8	87.6

Costs and Expenses
Operating and maintenance expenses	13.0	12.8	24.6	24.2
Depreciation	3.9	3.2	7.5	6.6
General and administrative expenses	5.4	4.1	12.1	7.3
Taxes other than income taxes	1.0	1.1	2.2	2.4
Interest and debt expense	1.3	—	1.8	—
Total costs and expenses	24.6	21.2	48.2	40.5
Income before income taxes	32.3	24.1	60.6	47.1
Provision for income taxes	0.2	0.1	0.5	0.2
Net Income	32.1	24.0	60.1	46.9
Less: Net income attributable to predecessors	—	24.0	9.7	46.9
Net income attributable to the Partnership	32.1	—	50.4	—
Less: General partner’s interest in net income attributable to the Partnership	1.7	—	2.5	—
Limited partners’ interest in net income attributable to the Partnership	$30.4	—	47.9	—

Adjusted EBITDA	$37.6	—	59.1	—

Distributable cash flow	$34.3	—	57.6	—
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

	Three Months Ended June 30		Six Months Ended June 30
	2014	2013*	2014	2013*
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines**
Pipeline throughput volumes
Crude oil	295	296	277	298
Refined products	438	385	428	356
Total	733	681	705	654

Terminals
Terminaling throughput and storage volumes
Crude oil	453	369	432	375
Refined products	457	392	443	355
Total	910	761	875	730

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue per barrel	$0.50	0.49	0.51	0.50
Average terminaling and storage revenue per barrel	0.28	0.21	0.28	0.22
* Prior-period operating data has been retrospectively adjusted for the Gold Line/Medford Acquisition.
**Represents the sum of volumes transported through each separately tariffed pipeline segment.

The following tables present reconciliations of EBITDA, adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2014	2013*	2014	2013*
Reconciliation to Net Income
Net income	$32.1	24.0	60.1	46.9
Add:
Depreciation	3.9	3.2	7.5	6.6
Net interest expense	1.3	—	1.7	—
Amortization of deferred rentals	0.1	—	0.2	—
Provision for income taxes	0.2	0.1	0.5	0.2
EBITDA	37.6	27.3	70.0	53.7
Less:
EBITDA attributable to predecessors	—	27.3	10.9	53.7
Adjusted EBITDA	37.6	—	59.1	—
Plus:
Adjustments related to minimum volume commitments	(0.7)	—	1.6	—
Phillips 66 prefunded projects and indemnities	1.1	—	2.6	—
Transaction costs associated with the Gold Line/Medford Acquisition	—	—	1.5	—
Less:
Net interest paid	0.1	—	0.1	—
Income taxes paid	0.2	—	0.2	—
Maintenance capital expenditures	3.4	—	6.9	—
Distributable cash flow	$34.3	—	57.6	—
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

	Millions of Dollars
	Six Months Ended June 30
	2014	2013*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$60.9	51.0
Add:
Net interest expense	1.7	—
Provision for income taxes	0.5	0.2
Changes in working capital	7.0	1.4
Accrued environmental costs	—	0.7
Other	(0.1)	0.4
EBITDA	70.0	53.7
Less:
EBITDA attributable to predecessors	10.9	53.7
Adjusted EBITDA	59.1	—
Plus:
Adjustments related to minimum volume commitments	1.6	—
Phillips 66 prefunded projects and indemnities	2.6	—
Transaction costs associated with the Gold Line/Medford Acquisition	1.5	—
Less:
Net interest paid	0.1	—
Income taxes paid	0.2	—
Maintenance capital expenditures	6.9	—
Distributable cash flow	$57.6	—
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Statement of Income Analysis

Revenues increased $11.6 million, or 26 percent, in the second quarter of 2014, and increased $21.2 million, or 24 percent, in the first six months of 2014. These increases were primarily attributable to:

•
Higher terminaling and storage revenues for the second quarter and first six months of 2014, mainly due to higher terminal throughput and storage volumes, combined with higher terminaling and storage rates as a result of the terminal and storage services agreements entered into with Phillips 66 in connection with the Offering and the Gold Line/Medford Acquisition; and storage revenues from the Medford spheres, which commenced operations in March 2014.

•
Higher pipeline throughput volumes and higher tariff rates for the second quarter and first six months of 2014. Pipeline throughput volumes on our Sweeny to Pasadena products pipelines were increased in the second quarter and first six months of 2014, primarily driven by higher output at the Sweeny Refinery due to the absence of scheduled maintenance turnaround activity and unplanned power outages which occurred in the first quarter of 2013 and the first half of 2013, respectively. The increase was partially offset by lower pipeline throughput volumes on the Gold Line, primarily driven by lower output at the Borger Refinery due to maintenance turnaround activity in March and April of 2014.

•
Higher revenues realized under loss allowance provisions in the second quarter and first six months of 2014, mainly due to higher pipeline throughput volumes and a loss allowance provision on our Sweeny to Pasadena pipelines that became effective in March 2013.

Depreciation increased $0.7 million, or 22 percent, in the second quarter of 2014, and increased $0.9 million, or 14 percent, in the first six months of 2014. These increases primarily reflected additional depreciation associated with the Medford spheres, newly constructed assets which commenced operations in March 2014, as well as asset retirements on our Gold Line and Clifton Ridge systems.

General and administrative expenses increased $1.3 million, or 32 percent, in the second quarter of 2014, and increased $4.8 million, or 66 percent, in the first six months of 2014. These increases primarily reflected incremental expenses associated with operating as a stand-alone publicly traded partnership, including incremental employee costs, director fees and additional insurance costs for directors and officers, as well as transaction costs incurred in the first quarter of 2014 associated with the Gold Line/Medford Acquisition, including audit, legal and advisory fees.

Interest and debt expense increased $1.3 million in the second quarter of 2014, and $1.8 million in the first six months of 2014, primarily due to the assumption of a 5-year, $160 million note payable in March 2014. See Note 5—Debt, in the Notes to Consolidated Financial Statements, for additional information on the note payable.

See Note 12—Income Taxes, in the Notes to Consolidated Financial Statements, for information regarding our provision for income taxes and effective tax rates.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Historically, our Predecessors’ sources of liquidity included cash generated from operations and funding from Phillips 66. Prior to the Offering and the Gold Line/Medford Acquisition in respect of the Acquired Assets, our Predecessors participated in Phillips 66’s centralized cash management system; accordingly, the cash receipts were deposited in Phillips 66’s or its subsidiaries’ bank accounts, all cash disbursements were made from those accounts, and our Predecessors maintained no bank accounts dedicated solely to our assets. As a result, our Predecessors’ historical financial statements reflected no cash balances. In connection with the Offering, we established separate bank accounts, and Phillips 66 continues to provide treasury services under our amended omnibus agreement. Our ongoing sources of liquidity following the Offering include cash generated from operations, borrowings from related parties and under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.

Operating Activities
Our operations generated $60.9 million in cash from operations during the first six months of 2014, a 19 percent improvement over cash from operations of $51.0 million for the corresponding period of 2013. The improvement was driven by higher revenues due to higher volumes and rates, combined with higher revenues realized under loss allowance provisions, partially offset by increased general and administrative expenses and unfavorable working capital impacts. Unfavorable working capital impacts in the first six-month period of 2014 primarily reflected accounts receivable with Phillips 66 subsequent to the Gold Line/Medford Acquisition. Our Predecessors’ accounts receivable and payable with Phillips 66 were reflected in the “Net distributions to Phillips 66 from predecessors” line of “Cash Flows From Financing Activities” on our Consolidated Statement of Cash Flows.

Revolving Credit Facility
On June 7, 2013, we entered into a $250 million senior unsecured revolving credit agreement (Credit Agreement) with a syndicate of financial institutions, which became effective upon the closing of the Offering on July 26, 2013. We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. As of June 30, 2014, no amount had been drawn under the Credit Agreement.

Note Payable
On March 1, 2014, we entered into an Assignment, Assumption and Modification of Note (the Assumption Agreement) with certain subsidiaries of Phillips 66. Pursuant to the Assumption Agreement, we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66. The note payable bears interest at a fixed rate of 3 percent per annum. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on February 28, 2019. The first interest payment of $1.6 million, covering the four-month period ended June 30, 2014, was made in early July 2014.

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

Our capital expenditures for the first six months of 2014 and 2013, were:

	Millions of Dollars
	Six Months Ended June 30
	2014	2013*

Capital expenditures attributable to our Predecessors	$1.5	18.7
Capital expenditures attributable to the Partnership
Expansion	1.6	—
Maintenance	6.9	—
Total	8.5	—
Total capital expenditures	$10.0	18.7
* Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Our capital expenditures for the first six months of 2014 were $10.0 million, primarily associated with the following activities:

•	Replacement of buried piping with above-ground piping on our Clifton Ridge crude system.

•	Installation of enhanced measurement and monitoring equipment, and modifications to improve optionality to receive a wider slate of crude oil grades, on our Clifton Ridge crude system.

•	Installation of enhanced measurement equipment on our Clifton Ridge crude system to support the Pecan Grove barge dock expansion.

•
Construction of a new tank and associated tank dike, installation of enhanced equipment, and reactivation of a portion of pipeline to a new connection point on our Hartford Connector products system to increase its available capacity.

•	Installation of a rack load pump at our Pasadena terminal to increase loading rates and improve operational reliability.

•	Replacement of certain equipment and systems at our Clifton Ridge, Kansas City and Hartford terminals to improve operational reliability and efficiency.

Our capital expenditures for the first six months of 2013 were $18.7 million, primarily directed toward the following activities:

•	Construction of two refinery-grade propylene storage spheres at Medford, Oklahoma.

•	Installation of biodiesel tanks and associated equipment at our Hartford terminal to increase their available biodiesel blending capacity.

•	Returning an idled tank back to service at our Hartford terminal.

•	Replacement of control equipment at our Pasadena terminal and on our Gold Line system to improve operational reliability and efficiency.

•	Installation of monitoring and prevention equipment at our Clifton Ridge and Hartford terminals, respectively, to improve operational reliability and efficiency.

•	Upgrade of security equipment to comply with regulatory requirements at our Hartford terminal.

We have forecasted capital expenditures of approximately $18.0 million for the year ending December 31, 2014. During 2014, we plan to spend on the following activities:

•
Construction of a new tank and associated tank dike, installation of enhanced equipment, upgrade pumps, and reactivation of a portion of pipeline to a new connection point on our Hartford Connector products system to increase its available capacity.

•
Replacement of buried piping with above-ground piping, installation of enhanced measurement and monitoring equipment, and modifications to improve optionality to receive a wider slate of crude oil grades on our Clifton Ridge crude system.

•	Replacement and upgrade of certain equipment on our Gold Line products system to improve operational reliability and efficiency.

•	Installation and upgrade of certain equipment at our Hartford and Pasadena terminals to improve operational reliability and efficiency.

We anticipate that the planned maintenance capital expenditures will be funded primarily with cash from operations, $2.4 million in remaining prefunding from Phillips 66 for certain projects at our Clifton Ridge, Hartford and Kansas City terminals pursuant to our amended omnibus agreement and the Contribution Agreement, and, if necessary, borrowings from related parties and under our Credit Agreement. We expect to rely primarily upon external financing sources, including borrowings under our Credit Agreement, borrowings from related parties, and the issuance of debt and equity securities, to fund any significant future expansion capital expenditures.

Cash Distribution
For future quarters, we intend to pay at least the minimum quarterly distribution of $0.2125 per unit, which equates to $16.0 million per quarter, or $64.2 million per year, based on the number of common, subordinated and general partner units outstanding as of June 30, 2014.

On July 23, 2014, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.3017 per limited partner unit which, combined with distributions to our General Partner, resulted in total distributions of $23.9 million, payable on August 13, 2014, to unitholders of record as of August 4, 2014. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

Cash distributions are made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared, our General Partner could receive more than 2 percent of the total cash distributions, and cash distributions would be disproportionate to ownership percentages.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2014, and December 31, 2013, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal requirements regarding the environment; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations. At December 31, 2013, our Predecessors recorded a total environmental accrual of $3.4 million associated with the Acquired Assets. Pursuant to the terms of the Contribution Agreement, Phillips 66 assumed the responsibility for these liabilities arising prior to their contribution to us; therefore we reflected no liabilities associated with them after the Effective Date. In the future, we may be involved in environmental assessments, cleanups and proceedings.

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

NEW ACCOUNTING STANDARDS

In April 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. ASU 2014-08 is effective January 1, 2015, and earlier application is permitted, but only for disposals not previously reported in the financial statements. We adopted this ASU effective July 1, 2014, and the adoption of this ASU did not have an effect on our consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards.  This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted.  We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Phillips 66 to satisfy its obligations under our commercial and other agreements.

•	The volume of crude oil and refined petroleum products we transport, terminal and store.

•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices for crude oil and refined petroleum products.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of Phillips 66 and the business of its suppliers, customers, business partners and credit lenders.

•	Liabilities associated with the risks and operational hazards inherent in transporting, terminaling and storing crude oil and refined petroleum products.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the interest rate risk associated with our 5-year, $160 million note payable discussed below, the Partnership’s market risks at June 30, 2014, do not differ materially from that disclosed under Item 7A in Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 23, 2014.

Interest Rate Risk
The note payable that we assumed on March 1, 2014, is sensitive to changes in U.S. interest rates.  The following table presents the principal cash flow and associated interest rate of this note by the expected maturity date.  We estimated the fair value of this fixed-rate financial instrument with a discounted cash flow model, using a discount rate that approximates rates we observed in the market for similar entities with debts of comparable durations.  We increased this discount rate by 20 basis points to reflect a structuring fee.

	Millions of Dollars
Expected Maturity Date	Fixed-Rate Maturity	Interest Rate
June 30, 2014
Remainder of 2014	$—
2015	—
2016	—
2017	—
2018	—
Remaining years	160.0	3.0%
Total	$160.0

Fair value	$162.8

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2014, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we currently are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations. In addition, under our amended omnibus agreement, Phillips 66 indemnifies us for liabilities relating to litigation matters attributable to the ownership or operation of the assets contributed to us in connection with our initial public offering (the Offering) prior to the closing of the Offering. Pursuant to the terms of the Contribution, Conveyance and Assumption Agreement, Phillips 66 assumed the responsibility for all the liabilities relating to litigation and environmental matters attributable to the ownership and operation of the Gold Line products system and Medford spheres prior to our acquisition of those assets.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our 2013 Annual Report on Form 10-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

/s/ C. Doug Johnson
C. Doug Johnson Vice President and Controller (Chief Accounting and Duly Authorized Officer)

July 31, 2014