Form 10-Q
period 2014-09-30
PHILLIPS 66 PARTNERS LP
filed 2014-10-30
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2014
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013*	2014	2013*
Revenues
Transportation and terminaling services—related parties	$52.7	48.7	157.7	134.1
Transportation and terminaling services—third parties	0.7	1.7	4.4	3.9
Other income	—	0.1	0.1	0.1
Total revenues	53.4	50.5	162.2	138.1

Costs and Expenses
Operating and maintenance expenses	12.5	14.2	37.1	38.4
Depreciation	4.0	3.4	11.5	10.0
General and administrative expenses	4.9	3.9	17.0	11.2
Taxes other than income taxes	1.1	1.1	3.3	3.5
Interest and debt expense	1.4	0.1	3.2	0.1
Total costs and expenses	23.9	22.7	72.1	63.2
Income before income taxes	29.5	27.8	90.1	74.9
Provision for income taxes	0.1	0.2	0.6	0.4
Net Income	29.4	27.6	89.5	74.5
Less: Net income attributable to predecessors	—	15.7	9.7	62.6
Net income attributable to the Partnership	29.4	11.9	79.8	11.9
Less: General partner’s interest in net income attributable to the Partnership	2.0	0.2	4.5	0.2
Limited partners’ interest in net income attributable to the Partnership	$27.4	11.7	75.3	11.7

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.37	0.17	1.04	0.17
Subordinated units—Phillips 66	0.37	0.17	1.02	0.17

Cash Distributions Paid Per Unit (dollars)	$0.3017	—	0.8008	—

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	18,889	18,889	18,889	18,889
Common units—Phillips 66	19,859	16,328	19,096	16,328
Subordinated units—Phillips 66	35,217	35,217	35,217	35,217
*Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2014	December 31 2013
Assets
Cash and cash equivalents	$43.0	425.1
Accounts receivable—related parties	18.2	11.3
Accounts receivable—third parties	0.9	0.6
Materials and supplies	2.0	2.0
Other current assets	2.9	2.3
Total Current Assets	67.0	441.3
Net properties, plants and equipment	273.9	271.2
Goodwill	2.5	2.5
Deferred rentals—related parties	6.0	6.4
Deferred tax assets	0.8	—
Other assets	0.3	—
Total Assets	$350.5	721.4

Liabilities
Accounts payable—related parties	$2.6	5.2
Accounts payable—third parties	4.2	8.0
Payroll and benefits payable	—	0.1
Accrued property and other taxes	3.5	2.3
Accrued interest—related parties	1.2	—
Current portion of accrued environmental costs	—	2.0
Deferred revenues—related parties	3.0	—
Other current liabilities	—	0.4
Total Current Liabilities	14.5	18.0
Note payable—related parties	160.0	—
Asset retirement obligations	2.5	2.4
Accrued environmental costs	—	1.4
Deferred income taxes	—	0.1
Other liabilities	0.5	—
Total Liabilities	177.5	21.9

Equity
Net investment—predecessors	—	125.4
Common unitholders—public (18,888,750 units issued and outstanding)	413.2	409.1
Common unitholder—Phillips 66 (2014—19,858,957 units issued and outstanding; 2013—16,328,362 units issued and outstanding)	53.6	48.6
Subordinated unitholder—Phillips 66 (35,217,112 units issued and outstanding)	112.6	104.9
General partner—Phillips 66 (2014—1,509,486 units issued and outstanding; 2013—1,437,433 units issued and outstanding)	(406.4)	11.5
Total Equity	173.0	699.5
Total Liabilities and Equity	$350.5	721.4
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2014	2013*
Cash Flows From Operating Activities
Net income	$89.5	74.5
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	11.5	10.0
Deferred rentals—related parties	0.3	(0.4)
Accrued environmental costs	—	(0.4)
Other	0.8	0.3
Working capital adjustments
Decrease (increase) in accounts receivable	(7.3)	(9.6)
Decrease (increase) in materials and supplies	—	(0.3)
Decrease (increase) in other current assets	(0.6)	(3.0)
Increase (decrease) in accounts payable	(3.5)	7.6
Increase (decrease) in accrued interest	1.2	—
Increase (decrease) in deferred revenues	3.0	—
Increase (decrease) in environmental accruals	—	(6.0)
Increase (decrease) in other accruals	0.8	1.0
Net Cash Provided by Operating Activities	95.7	73.7

Cash Flows From Investing Activities
Gold Line/Medford Acquisition**	(138.0)	—
Capital expenditures	(12.8)	(26.4)
Other	(0.9)	3.9
Net Cash Used in Investing Activities	(151.7)	(22.5)

Cash Flows From Financing Activities
Net distributions to Phillips 66 from predecessors	(8.7)	(36.9)
Project prefunding from Phillips 66	2.2	3.0
Proceeds from issuance of common units	—	434.4
Offering costs	—	(30.0)
Debt issuance costs	—	(0.1)
Distributions to general partner associated with the Gold Line/Medford Acquisition**	(262.0)	—
Quarterly distributions to common unitholders—public	(15.2)	—
Quarterly distributions to common unitholder—Phillips 66	(15.1)	—
Quarterly distributions to subordinated unitholder—Phillips 66	(28.2)	—
Quarterly distributions to general partner—Phillips 66	(2.7)	—
Other cash contributions from Phillips 66	3.6	—
Net Cash Provided by (Used in) Financing Activities	(326.1)	370.4

Net Change in Cash and Cash Equivalents	(382.1)	421.6
Cash and cash equivalents at beginning of period	425.1	—
Cash and Cash Equivalents at End of Period	$43.0	421.6
*Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
**See Note 10—Cash Flow Information, for additional information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Net Investment	Total

December 31, 2012	$—	—	—	—	241.1	241.1
Net income attributable to predecessors*	—	—	—	—	62.6	62.6
Net transfers to Phillips 66*	—	—	—	—	(36.9)	(36.9)
Project prefunding from Phillips 66	—	—	—	—	3.0	3.0
Allocation of net investment to unitholders	—	44.6	96.1	11.1	(151.8)	—
Proceeds from initial public offering, net of offering costs	404.4	—	—	—	—	404.4
Net income attributable to the Partnership	3.1	2.7	5.9	0.2	—	11.9
September 30, 2013*	$407.5	47.3	102.0	11.3	118.0	686.1

December 31, 2013	$409.1	48.6	104.9	11.5	125.4	699.5
Net income attributable to predecessors	—	—	—	—	9.7	9.7
Net transfers to Phillips 66 from predecessors	—	—	—	—	(3.3)	(3.3)
Contributions from Phillips 66 prior to the Gold Line/Medford Acquisition	—	—	—	—	4.0	4.0
Project prefunding from Phillips 66	—	—	—	—	2.2	2.2
Allocation of net investment of the Acquired Assets	—	—	—	138.0	(138.0)	—
Consideration paid for the Gold Line/Medford Acquisition	—	—	—	(560.0)	—	(560.0)
Net income attributable to the Partnership	19.3	20.1	35.9	4.5	—	79.8
Quarterly cash distributions to unitholders and general partner	(15.2)	(15.1)	(28.2)	(2.7)	—	(61.2)
Other contributions from Phillips 66	—	—	—	2.3	—	2.3
September 30, 2014	$413.2	53.6	112.6	(406.4)	—	173.0
*Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

•
Gold Line products system. A refined petroleum product pipeline system that runs from the Phillips 66-operated refinery in Borger, Texas, to Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery, as well as two parallel lateral lines that run from Paola, Kansas, to Kansas City, Kansas. The system includes four terminals located at Wichita, Kansas; Kansas City, Kansas; Jefferson City, Missouri; and Cahokia, Illinois.

•
Medford spheres. Two newly constructed refinery-grade propylene storage spheres located in Medford, Oklahoma, that commenced operations in March 2014. The Medford spheres provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

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

Basis of Presentation
The Gold Line/Medford Acquisition was a transfer of businesses between entities under common control, which requires it to be accounted for as if the transfer occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the Acquired Assets prior to the Effective Date. See Note 4—Gold Line/Medford Acquisition, for additional information.

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

All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of the Partnership with retrospective adjustments of the combined results of operations, financial position and cash flows of the Acquired Assets. Accordingly:

•
Our consolidated statement of income for the three months ended September 30, 2014, consists of the consolidated results of the Partnership. Our consolidated statement of income for the nine months ended September 30, 2014, consists of the combined results of the Acquired Assets and the consolidated results of the Partnership for the first two months of 2014, and the consolidated results of the Partnership for the remaining seven months. Our consolidated statement of income for the three months ended September 30, 2013, consists of the combined results of our pre-Offering predecessor for the period from July 1, 2013, through July 25, 2013, the consolidated results of the Partnership for the period from July 26, 2013, through September 30, 2013, and the combined results of the Acquired Assets for the period from July 1, 2013, through September 30, 2013. Our consolidated statement of income for the nine months ended September 30, 2013, consists of the combined results of our pre-Offering predecessor for the period from January 1, 2013, through July 25, 2013, the consolidated results of the Partnership for the period from July 26, 2013, through September 30, 2013, and the combined results of the Acquired Assets for the period from January 1, 2013, through September 30, 2013.

•
Our consolidated balance sheet at September 30, 2014, consists of the consolidated balances of the Partnership, while at December 31, 2013, it consists of the consolidated balances of the Partnership and the combined balances of the Acquired Assets.

•
Our consolidated statement of cash flows for the nine months ended September 30, 2014, consists of the combined results of the Acquired Assets and the consolidated results of the Partnership for the first two months of 2014, and the consolidated results of the Partnership for the remaining seven months. Our consolidated statement of cash flows for the nine months ended September 30, 2013, consists of the combined results of our pre-Offering predecessor for the period from January 1, 2013, through July 25, 2013, the consolidated results of the Partnership for the period from July 26, 2013, through September 30, 2013, and the combined results of the Acquired Assets for the period from January 1, 2013, through September 30, 2013.

•
Our consolidated statement of changes in equity for the nine months ended September 30, 2014, consists of both the combined activity of the Acquired Assets and the consolidated activity of the Partnership prior to March 1, 2014, and the consolidated activity of the Partnership completed at and after March 1, 2014, through September 30, 2014. Our consolidated statement of changes in equity for the nine months ended September 30, 2013, consists of the combined activity of our pre-Offering predecessor from January 1, 2013, through July 25, 2013, the consolidated activity of the Partnership completed at and after July 26, 2013, through September 30, 2013, and the combined activity of the Acquired Assets from January 1, 2013, through September 30, 2013.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 23, 2014. The results of operations for the three and nine months ended September 30, 2014, are not necessarily indicative of the results to be expected for the full year.

Note 3—Changes in Accounting Principles

Effective July 1, 2014, we early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” This ASU amends the definition of discontinued operations so that only disposals of components of an entity representing major strategic shifts that have a major effect on an entity’s operations and financial results will qualify for discontinued operations reporting. The ASU also requires additional disclosures about discontinued operations and individually material disposals that do not meet the definition of a discontinued operation. The adoption of this ASU did not have an effect on our consolidated financial statements.

Note 4—Gold Line/Medford Acquisition

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

After this acquisition, Phillips 66 owns:

•	19,858,957 common units and 35,217,112 subordinated units, representing an aggregate 73.0 percent limited partner interest.

•	1,509,486 general partner units, representing a 2.0 percent general partner interest.

•	All of the incentive distribution rights (IDRs).

Because the Gold Line/Medford Acquisition was considered a transfer of businesses between entities under common control, the Acquired Assets were transferred at historical carrying value, which was $138 million at February 28, 2014. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the Acquired Assets as if we owned the Acquired Assets for all periods presented.

The following tables present our results of operations and financial position giving effect to the Gold Line/Medford Acquisition. The combined results of the Acquired Assets prior to the Effective Date are included in “Acquired Assets Predecessor.” The consolidated results of the Acquired Assets after the Effective Date are included in “Phillips 66 Partners LP.”

	Millions of Dollars
	Nine Months Ended September 30, 2014
	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues
Transportation and terminaling services—related parties	$142.5	15.2	157.7
Transportation and terminaling services—third parties	3.7	0.7	4.4
Other income	0.1	—	0.1
Total revenues	146.3	15.9	162.2

Costs and Expenses
Operating and maintenance expenses	33.8	3.3	37.1
Depreciation	10.3	1.2	11.5
General and administrative expenses	15.9	1.1	17.0
Taxes other than income taxes	2.7	0.6	3.3
Interest and debt expense	3.2	—	3.2
Total costs and expenses	65.9	6.2	72.1
Income before income taxes	80.4	9.7	90.1
Provision for income taxes	0.6	—	0.6
Net Income	79.8	9.7	89.5
Less: Net income attributable to predecessors	—	9.7	9.7
Net Income Attributable to the Partnership	$79.8	—	79.8

	Millions of Dollars
	Three Months Ended September 30, 2013
	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues
Transportation and terminaling services—related parties	$29.5	19.2	48.7
Transportation and terminaling services—third parties	—	1.7	1.7
Other income	0.1	—	0.1
Total revenues	29.6	20.9	50.5

Costs and Expenses
Operating and maintenance expenses	7.5	6.7	14.2
Depreciation	1.6	1.8	3.4
General and administrative expenses	2.5	1.4	3.9
Taxes other than income taxes	0.4	0.7	1.1
Interest and debt expense	0.1	—	0.1
Total costs and expenses	12.1	10.6	22.7
Income before income taxes	17.5	10.3	27.8
Provision for income taxes	0.2	—	0.2
Net Income	17.3	10.3	27.6
Less: Net income attributable to predecessors	5.4	10.3	15.7
Net Income Attributable to the Partnership	$11.9	—	11.9

	Millions of Dollars
	Nine Months Ended September 30, 2013
	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues
Transportation and terminaling services—related parties	$76.6	57.5	134.1
Transportation and terminaling services—third parties	0.1	3.8	3.9
Other income	0.1	—	0.1
Total revenues	76.8	61.3	138.1

Costs and Expenses
Operating and maintenance expenses	19.7	18.7	38.4
Depreciation	4.7	5.3	10.0
General and administrative expenses	6.9	4.3	11.2
Taxes other than income taxes	1.3	2.2	3.5
Interest and debt expense	0.1	—	0.1
Total costs and expenses	32.7	30.5	63.2
Income before income taxes	44.1	30.8	74.9
Provision for income taxes	0.4	—	0.4
Net Income	43.7	30.8	74.5
Less: Net income attributable to predecessors	31.8	30.8	62.6
Net Income Attributable to the Partnership	$11.9	—	11.9

	Millions of Dollars
	December 31, 2013
	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Assets
Cash and cash equivalents	$425.1	—	425.1
Accounts receivable—related parties	11.3	—	11.3
Accounts receivable—third parties	0.1	0.5	0.6
Materials and supplies	0.6	1.4	2.0
Other current assets	2.3	—	2.3
Total Current Assets	439.4	1.9	441.3
Net properties, plants and equipment	135.9	135.3	271.2
Goodwill	2.5	—	2.5
Deferred rentals—related parties	6.4	—	6.4
Total Assets	$584.2	137.2	721.4

Liabilities
Accounts payable—related parties	$5.2	—	5.2
Accounts payable—third parties	3.0	5.0	8.0
Payroll and benefits payable	—	0.1	0.1
Accrued property and other taxes	1.0	1.3	2.3
Current portion of accrued environmental costs	—	2.0	2.0
Other current liabilities	0.4	—	0.4
Total Current Liabilities	9.6	8.4	18.0
Asset retirement obligations	0.4	2.0	2.4
Accrued environmental costs	—	1.4	1.4
Deferred income taxes	0.1	—	0.1
Total Liabilities	10.1	11.8	21.9

Equity
Net investment—predecessors	—	125.4	125.4
Common unitholders—public	409.1	—	409.1
Common unitholder—Phillips 66	48.6	—	48.6
Subordinated unitholder—Phillips 66	104.9	—	104.9
General partner—Phillips 66	11.5	—	11.5
Total Equity	574.1	125.4	699.5
Total Liabilities and Equity	$584.2	137.2	721.4

Note 5—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2014	December 31 2013
Cost:
Land	$5.0	5.0
Buildings and improvements	16.1	15.6
Pipelines and related assets	151.3	150.7
Terminals and related assets	333.1	286.5
Construction-in-progress	8.6	43.0
Gross PP&E	514.1	500.8
Less: Accumulated depreciation	(240.2)	(229.6)
Net PP&E	$273.9	271.2

Note 6—Debt

On March 1, 2014, we entered into an Assignment, Assumption and Modification of Note (the Assumption Agreement) with certain subsidiaries of Phillips 66. Pursuant to the Assumption Agreement, we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66 that bears interest at a fixed rate of 3 percent per annum. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on February 28, 2019. At September 30, 2014, the carrying value and fair value of this note were $160.0 million and $163.5 million, respectively. We calculated the fair value using a discounted cash flow model, with a discount rate that approximates rates we observed in the market for similar entities with debts of comparable durations. We increased this discount rate by 20 basis points to reflect a structuring fee. Given the methodology employed, we classified this as Level 2 in the fair value hierarchy.

Note 7—Net Income Per Limited Partner Unit

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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013	2014	2013

Net income attributable to the Partnership	$29.4	11.9	79.8	11.9
Less: General partner’s distributions declared (including IDRs)*	1.9	0.2	4.3	0.2
Limited partners’ distributions declared on common units*	12.3	5.4	34.6	5.4
Limited partner’s distributions declared on subordinated units*	11.1	5.5	31.4	5.5
Distributions less than net income attributable to the Partnership	$4.1	0.8	9.5	0.8
*Distributions declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended September 30, 2014
Net income attributable to the Partnership (millions):
Distribution declared	$1.9	12.3	11.1	25.3
Distribution less than net income attributable to the Partnership	0.1	2.0	2.0	4.1
Net income attributable to the Partnership	$2.0	14.3	13.1	29.4

Weighted average units outstanding:
Basic	1,509,486	38,747,707	35,217,112	75,474,305
Diluted	1,509,486	38,747,707	35,217,112	75,474,305

Net income per limited partner unit (dollars):
Basic		$0.37	0.37
Diluted		0.37	0.37

Three Months Ended September 30, 2013
Net income attributable to the Partnership (millions):
Distribution declared*	$0.2	5.4	5.5	11.1
Distribution less than net income attributable to the Partnership	—	0.4	0.4	0.8
Net income attributable to the Partnership	$0.2	5.8	5.9	11.9

Weighted average units outstanding:
Basic	1,437,433	35,217,112	35,217,112	71,871,657
Diluted	1,437,433	35,217,112	35,217,112	71,871,657

Net income per limited partner unit (dollars):
Basic		$0.17	0.17
Diluted		0.17	0.17
*Common and subordinated unitholders, as a group, each received distributions totaling $5.45 million. Differences in the above table are due to rounding impacts.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Nine Months Ended September 30, 2014
Net income attributable to the Partnership (millions):
Distributions declared	$4.3	34.6	31.4	70.3
Distributions less than net income attributable to the Partnership	0.2	4.8	4.5	9.5
Net income attributable to the Partnership	$4.5	39.4	35.9	79.8

Weighted average units outstanding:
Basic	1,493,914	37,984,685	35,217,112	74,695,711
Diluted	1,493,914	37,984,685	35,217,112	74,695,711

Net income per limited partner unit (dollars):
Basic		$1.04	1.02
Diluted		1.04	1.02

Nine Months Ended September 30, 2013
Net income attributable to the Partnership (millions):
Distribution declared*	$0.2	5.4	5.5	11.1
Distribution less than net income attributable to the Partnership	—	0.4	0.4	0.8
Net income attributable to the Partnership	$0.2	5.8	5.9	11.9

Weighted average units outstanding:
Basic	1,437,433	35,217,112	35,217,112	71,871,657
Diluted	1,437,433	35,217,112	35,217,112	71,871,657

Net income per limited partner unit (dollars):
Basic		$0.17	0.17
Diluted		0.17	0.17
*Common and subordinated unitholders, as a group, each received distributions totaling $5.45 million. Differences in the above table are due to rounding impacts.

On October 22, 2014, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.3168 per limited partner unit which, combined with distributions to our General Partner, resulted in total distributions of $25.3 million attributable to the third quarter of 2014. This distribution is payable November 13, 2014, to unitholders of record as of November 4, 2014.

Note 8—Contingencies

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include any contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other potentially responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our and Phillips 66’s prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At December 31, 2013, our Predecessors recorded a total environmental accrual of $3.4 million associated with the Acquired Assets. Pursuant to the terms of the Contribution Agreement, Phillips 66 assumed the responsibility for these liabilities arising prior to their contribution to us; therefore we reflected no liabilities associated with them after the Effective Date. As of September 30, 2014, we did not have any material environmental accruals. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2014, and December 31, 2013, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification
Under our amended omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the assets contributed to us in connection with the Offering (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities provided therein is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than legal actions pending at the closing of the Offering) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us under our amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us.

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

Note 9—Employee Benefit Plans

Employees of Phillips 66 who directly or indirectly support our operations participate in the pension, postretirement health insurance, and defined contribution benefit plans sponsored by Phillips 66, which includes other subsidiaries of Phillips 66. For the three and nine months ended September 30, 2014, the pension, postretirement health insurance and defined contribution benefit plan costs of $0.1 million and $0.5 million, respectively, consisted of the costs allocated to the Acquired Assets from Phillips 66 prior to March 1, 2014, and the costs of Phillips 66’s employees who are fully dedicated to supporting our business for the three and nine months ended September 30, 2014. For the three and nine months ended September 30, 2013, these costs, totaling $0.6 million and $2.3 million, respectively, consisted of the costs allocated to our Predecessors from Phillips 66 and the costs of Phillips 66’s employees who are fully dedicated to supporting our business. These costs are included in either “General and administrative expenses” or “Operating and maintenance expenses” on our consolidated statement of income, depending on the nature of the employee’s role in our operations.

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

	Millions of Dollars
	Nine Months Ended September 30
	2014	2013
Noncash Investing and Financing Activities
Certain liabilities of the Acquired Assets retained by Phillips 66*	$5.4	—
Note payable—related parties associated with the Gold Line/Medford Acquisition	160.0	—
The issuance of common and general partner units to Phillips 66	—	—
PP&E transfer from Phillips 66**	1.0	—
Environmental and legal cost contribution from Phillips 66***	0.7	—

Cash Payments
Interest	$1.9	0.2
Income taxes****	0.2	—
* Certain liabilities of the Acquired Assets were retained by Phillips 66, pursuant to the terms of the Contribution Agreement. See Note 8—Contingencies, for additional information on these excluded liabilities associated with the Acquired Assets.
** Capital expenditures on the Medford spheres recorded after the Effective Date were transferred to us from Phillips 66 as a capital contribution from our General Partner.
*** Certain environmental and legal costs associated with our assets were allocated from and paid directly by Phillips 66. These costs were related to the accrued environmental and legal liabilities retained by Phillips 66 pursuant to the amended omnibus agreement and the Contribution Agreement. These costs were deemed a noncash contribution from Phillips 66.
**** Excludes our share of cash tax payments made directly by Phillips 66 prior to the Offering on July 26, 2013, and the Gold Line/Medford Acquisition on March 1, 2014, in respect of the Acquired Assets.

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

In connection with the Offering, we entered into two storage and stevedoring services agreements with Phillips 66. Under these agreements, we provide Phillips 66 certain storage, stevedoring, sampling and testing services and such other services as we and Phillips 66 may mutually agree upon from time to time, and Phillips 66 commits to provide us with minimum storage volumes of lubricant base stocks at our Hartford and Pecan Grove terminals. We also entered into a storage services agreement with Phillips 66. Under this agreement, we will provide certain storage, sampling and testing services and such other services as we and Phillips 66 may mutually agree upon from time to time. Phillips 66 commits to provide us with minimum storage volumes at our Hartford terminal.

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

•
A storage services agreement (storage at the Medford spheres). Pursuant to this agreement, we charge fees to Phillips 66 for receiving and storing natural gas liquids and refinery-grade propylene in the Medford spheres. The fees payable by Phillips 66 to us are subject to adjustment each year beginning on January 1, 2015, based on the PPI for finished goods. This agreement has a primary term of 10 years and automatically extends for up to two additional 5-year periods unless terminated by either party.

•
An origination services agreement with Phillips 66. Pursuant to this agreement, Phillips 66 charges fees to us for the provision of certain operational services by Phillips 66 to us in connection with the origination of petroleum products movements on the Gold Line products system. The monthly fee is subject to adjustment each year beginning in 2016 based on the PPI for finished goods. This agreement has a primary term of 10 years and automatically extends for successive 5-year renewal terms, unless terminated by either party.

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

Related Party Transactions
Significant related-party transactions included in operating and maintenance expenses, general and administrative expenses, and interest and debt expense were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013*	2014	2013*

Operating and maintenance expenses	$7.9	6.4	23.0	17.1
General and administrative expenses	4.5	3.9	14.1	11.2
Interest and debt expense	1.2	—	2.8	—
Total	$13.6	10.3	39.9	28.3
*Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement, initially in the amount of $1.1 million from July 26, 2013, through February 28, 2014, and then $2.3 million beginning March 1, 2014. The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on our behalf, pursuant to the terms of our amended omnibus agreement. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gain/loss associated with volumes transported by Phillips 66. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations.

In connection with the Gold Line/Medford Acquisition, we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66. See Note 6—Debt, for additional information. Interest and debt expense includes related-party interest expense associated with the note payable.

Note 12—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships, primarily Texas and Illinois.

Our provision for income taxes was $0.1 million and $0.6 million for the three- and nine-month periods ended September 30, 2014, respectively, compared with $0.2 million and $0.4 million for the corresponding periods of 2013. Our effective tax rate was 0.3 percent and 0.7 percent for the three- and nine-month periods ended September 30, 2014, respectively, compared with 0.7 percent and 0.5 percent for the three- and nine-month periods ended September 30, 2013. The decrease in the effective tax rate for the third quarter of 2014 is primarily attributable to the recognition of deferred tax liabilities associated with the Offering during the third quarter of 2013.  The increase in the effective tax rate for the first nine months of 2014 resulted from the deferred tax impact of a change in methodology used to calculate the Texas margin tax associated with the Gold Line/Medford Acquisition.

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

Note 14—Subsequent Events

On October 22, 2014, we entered into an agreement to acquire certain logistics assets from Phillips 66 for total consideration of $340 million. These assets consist of two new crude oil rail-unloading facilities located at or adjacent to Phillips 66’s Bayway and Ferndale refineries, and the Cross-Channel Connector pipeline assets near our Pasadena terminal. We expect to finance the acquisition with the borrowing of $28 million under our revolving credit facility, the assumption of a 5-year, $244 million note payable to a subsidiary of Phillips 66, and the issuance to Phillips 66 of 1,066,412 common and 21,764 general partner units valued at $68 million. In connection with the closing of this transaction, we will enter into 10-year terminal services agreements with Phillips 66 for 100 percent of the available capacity of the rail-unloading facilities. The transaction is anticipated to close in December 2014.

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

•
Gold Line products system. A refined petroleum product pipeline system that runs from the Phillips 66-operated refinery in Borger, Texas, to Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery, as well as two parallel lateral lines that run from Paola, Kansas, to Kansas City, Kansas. The system includes four terminals located at Wichita, Kansas; Kansas City, Kansas; Jefferson City, Missouri; and Cahokia, Illinois.

•
Medford spheres. Two newly constructed refinery-grade propylene storage spheres located in Medford, Oklahoma, that commenced operations in March 2014. The Medford spheres provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

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

In connection with the Offering and the Gold Line/Medford Acquisition, we entered into and amended multiple transportation services and terminal services agreements with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products. We also entered into several other agreements with Phillips 66, including an omnibus agreement and an operational services agreement. See Note 11—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of these agreements.

Basis of Presentation
The Gold Line/Medford Acquisition was a transfer of businesses between entities under common control, which requires it to be accounted for as if the transfer occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the Acquired Assets prior to the Effective Date. See Note 4—Gold Line/Medford Acquisition, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repairs and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. Although we seek to manage our maintenance expenditures on our pipelines, terminals and storage facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is performed regularly.

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

Revenues
Most of our revenues are generated from the commercial agreements we entered into or amended with Phillips 66 in connection with the Offering and the Gold Line/Medford Acquisition, under which Phillips 66 agreed to pay us tariffs for transporting crude oil and refined petroleum products on our pipeline systems and fees for providing terminaling and storage services at our terminals and storage facilities. These contracts contain minimum volume commitments and, in many cases, tariffs and fees that are higher than our Predecessors’ historical rates. Accordingly, we expect a revenue increase during 2014 and future years compared to our Predecessors’ historical revenues as a result of these new agreements.

Expenses
Our Predecessors’ operating and maintenance and general and administrative expenses included direct charges for the management and operation of our assets, and certain overhead and shared services expenses allocated by Phillips 66. Allocations for operating and maintenance services included such items as engineering and logistics support. Allocations for general and administrative services included such items as information technology, legal, human resources and other financial and administrative services. These expenses were charged or allocated to our Predecessors based on the nature of the expenses and their proportionate share of (1) net PP&E and equity-method investments or (2) pipeline miles. Under our amended omnibus agreement and amended operational services agreement, Phillips 66 charges us a combination of fixed and reimbursable charges for administrative and operational services, which are comparable in the near term to those charged or allocated to our Predecessors. We also incur incremental general and administrative expenses as a result of being a stand-alone publicly traded partnership, as well as incremental insurance costs.

Financing
There are differences in the way we finance our operations as compared to the way our Predecessors financed those operations. Historically, our Predecessors’ operations were financed as part of Phillips 66’s integrated operations, and our Predecessors did not record any separate costs associated with financing our operations. Additionally, our Predecessors largely relied on internally generated cash flows and capital contributions from Phillips 66 to satisfy their capital expenditure requirements. We intend to make cash distributions to our unitholders at or above the minimum distribution rate of $0.2125 per unit per quarter ($0.85 per unit on an annualized basis). Based on the terms of our cash distribution policy, we will distribute to our unitholders and our General Partner most of the distributable cash flow generated by our operations. We retained approximately $404.4 million from the net proceeds of the Offering for general partnership purposes, including funding acquisitions from Phillips 66 and third parties, as well as expansion capital expenditures. We utilized $400 million of the proceeds from the Offering to partially fund the Gold Line/Medford Acquisition. In the future, we expect to fund acquisitions and expansion capital expenditures from external sources, including related-party financing from Phillips 66, borrowings under our $250 million revolving credit facility and future issuances of equity and debt securities.

Business Environment
We generate substantially all of our revenue under long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. Because we do not take ownership of the crude oil or refined petroleum products that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs included in our commercial agreements with Phillips 66. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of Phillips 66 or our other future customers. Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s and Phillips 66-operated refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines, as well as demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2014, is based on a comparison with the corresponding periods of 2013.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013*	2014	2013*
Revenues
Transportation and terminaling services—related parties	$52.7	48.7	157.7	134.1
Transportation and terminaling services—third parties	0.7	1.7	4.4	3.9
Other income	—	0.1	0.1	0.1
Total revenues	53.4	50.5	162.2	138.1

Costs and Expenses
Operating and maintenance expenses	12.5	14.2	37.1	38.4
Depreciation	4.0	3.4	11.5	10.0
General and administrative expenses	4.9	3.9	17.0	11.2
Taxes other than income taxes	1.1	1.1	3.3	3.5
Interest and debt expense	1.4	0.1	3.2	0.1
Total costs and expenses	23.9	22.7	72.1	63.2
Income before income taxes	29.5	27.8	90.1	74.9
Provision for income taxes	0.1	0.2	0.6	0.4
Net Income	29.4	27.6	89.5	74.5
Less: Net income attributable to predecessors	—	15.7	9.7	62.6
Net income attributable to the Partnership	29.4	11.9	79.8	11.9
Less: General partner’s interest in net income attributable to the Partnership	2.0	0.2	4.5	0.2
Limited partners’ interest in net income attributable to the Partnership	$27.4	11.7	75.3	11.7

Adjusted EBITDA	$35.0	13.2	94.1	13.2

Distributable cash flow	$33.4	12.6	91.0	12.6
*Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013*	2014	2013*
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines**
Pipeline throughput volumes
Crude oil	302	249	286	282
Refined products	384	440	413	384
Total	686	689	699	666

Terminals
Terminaling throughput and storage volumes
Crude oil	464	374	442	375
Refined products	413	423	433	377
Total	877	797	875	752

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue per barrel	$0.48	0.54	0.50	0.51
Average terminaling and storage revenue per barrel	0.29	0.22	0.28	0.22
*Prior-period operating data has been retrospectively adjusted for the Gold Line/Medford Acquisition.
**Represents the sum of volumes transported through each separately tariffed pipeline segment.

The following tables present reconciliations of EBITDA, adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013*	2014	2013*
Reconciliation to Net Income
Net income	$29.4	27.6	89.5	74.5
Add:
Depreciation	4.0	3.4	11.5	10.0
Net interest expense	1.4	—	3.1	—
Amortization of deferred rentals	0.1	0.1	0.3	0.1
Provision for income taxes	0.1	0.2	0.6	0.4
EBITDA	35.0	31.3	105.0	85.0
Less:
EBITDA attributable to predecessors	—	18.1	10.9	71.8
Adjusted EBITDA	35.0	13.2	94.1	13.2
Plus:
Adjustments related to minimum volume commitments	1.4	0.1	3.0	0.1
Phillips 66 prefunded projects and indemnities	0.7	0.3	3.3	0.3
Transaction costs associated with the Gold Line/Medford Acquisition	—	—	1.5	—
Other	0.2	—	0.2	—
Less:
Net interest paid	1.7	0.1	1.8	0.1
Income taxes paid	—	—	0.2	—
Maintenance capital expenditures	2.2	0.9	9.1	0.9
Distributable cash flow	$33.4	12.6	91.0	12.6
*Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2014	2013*	2014	2013*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$34.8	22.7	95.7	73.7
Add:
Net interest expense	1.4	—	3.1	—
Provision for income taxes	0.1	0.2	0.6	0.4
Changes in working capital	(0.6)	8.9	6.4	10.3
Accrued environmental costs	—	(0.3)	—	0.4
Other	(0.7)	(0.2)	(0.8)	0.2
EBITDA	35.0	31.3	105.0	85.0
Less:
EBITDA attributable to predecessors	—	18.1	10.9	71.8
Adjusted EBITDA	35.0	13.2	94.1	13.2
Plus:
Adjustments related to minimum volume commitments	1.4	0.1	3.0	0.1
Phillips 66 prefunded projects and indemnities	0.7	0.3	3.3	0.3
Transaction costs associated with the Gold Line/Medford Acquisition	—	—	1.5	—
Other	0.2	—	0.2	—
Less:
Net interest paid	1.7	0.1	1.8	0.1
Income taxes paid	—	—	0.2	—
Maintenance capital expenditures	2.2	0.9	9.1	0.9
Distributable cash flow	$33.4	12.6	91.0	12.6
*Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Statement of Income Analysis

Revenues increased $2.9 million, or 6 percent, in the third quarter of 2014, and increased $24.1 million, or 17 percent, in the first nine months of 2014.

The increase in the third quarter of 2014 was primarily attributable to:

•	Higher terminaling and storage rates as a result of the terminal and storage services agreements entered into with Phillips 66 in connection with the Gold Line/Medford Acquisition.

•	Additional storage revenues from the Medford spheres, which commenced operations in March 2014.

•
Higher volumes on our Clifton Ridge crude system resulting from higher crude supply to the Lake Charles Refinery in the third quarter of 2014, due to turnaround activities that occurred during the third quarter of 2013.

•	Higher pipeline tariff rates. Most of our pipeline tariff rates increased on July 1, 2014.

These increases were partially offset by lower pipeline throughput volumes on our Gold Line and Sweeny to Pasadena products pipelines due to lower refinery output driven by maintenance activities at the Borger Refinery and turnaround activities at the Sweeny Refinery during the third quarter of 2014, and lower loss allowance revenues resulting from lower pipeline throughput volumes.

The increase in the first nine months of 2014 was primarily attributable to:

•
Higher terminaling and storage volumes and increased terminaling and storage rates as a result of the terminal and storage services agreements entered into with Phillips 66 in connection with the Offering and the Gold Line/Medford Acquisition.

•	Additional storage revenues from the Medford spheres, which commenced operations in March 2014.

•	Higher pipeline tariff rates on most of our pipelines.

•
Higher revenues recognized under loss allowance provisions, driven by higher pipeline throughput volumes on our Clifton Ridge and Sweeny to Pasadena pipelines. In addition, the loss allowance provision on our Sweeny to Pasadena pipelines became effective in March 2013.

•
Higher pipeline throughput volumes on our Sweeny to Pasadena pipelines due to higher output at the Sweeny Refinery in 2014, resulting from maintenance activities and power outages that occurred at the refinery in the first half of 2013.

These increases were partially offset by lower pipeline throughput volumes on our Gold Line products system due to lower output at the Borger Refinery, driven by turnaround activities in March and April of 2014 and maintenance activities during the third quarter of 2014.

Operating and maintenance expenses decreased $1.7 million, or 12 percent, in the third quarter of 2014, and decreased $1.3 million, or 3 percent, in the first nine months of 2014. The decreases primarily reflected lower maintenance costs. During the third quarter of 2013, operating and maintenance expenses included dredging work at our Clifton Ridge marine terminal and tank maintenance costs at our Pasadena and Hartford terminals.

Depreciation increased $0.6 million, or 18 percent, in the third quarter of 2014, and increased $1.5 million, or 15 percent, in the first nine months of 2014. These increases were primarily due to additional depreciation associated with the Medford spheres, which commenced operations in March 2014, and asset retirements on our Gold Line and Clifton Ridge systems and at our Pasadena terminal.

General and administrative expenses increased $1.0 million, or 26 percent, in the third quarter of 2014, and increased $5.8 million, or 52 percent, in the first nine months of 2014. These increases primarily reflected incremental expenses associated with operating as a stand-alone publicly traded partnership after the Offering, including audit fees, director fees, insurance costs for directors and officers, and incremental employee costs. Additionally, the increase in the first nine months of 2014 reflected transaction costs, including audit, legal and advisory fees, associated with the Gold Line/Medford Acquisition during the first quarter of 2014.

Interest and debt expense increased $1.3 million and $3.1 million in the third quarter and first nine months of 2014, respectively, primarily due to the assumption, on March 1, 2014, of a 5-year, $160 million note payable. See Note 6—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
Our operations generated $95.7 million in cash from operations during the first nine months of 2014, a 30 percent improvement over cash from operations of $73.7 million for the corresponding period of 2013. The improvement was driven by higher revenues due to higher volumes and rates, and favorable working capital impacts, partially offset by increased general and administrative expenses and higher interest and debt expense. Favorable working capital impacts primarily reflected accrued interest, deficiency payments received associated with minimum volume commitments, and the absence of payments made on accrued environmental costs and insurance costs, partially offset by the net impact of changes in accounts payable and receivable subsequent to the Offering and the Gold Line/Medford Acquisition. Our Predecessors’ accounts receivable and payable with Phillips 66 were reflected in the “Net distributions to Phillips 66 from predecessors” line of “Cash Flows From Financing Activities” on our Consolidated Statement of Cash Flows.

Revolving Credit Facility
On June 7, 2013, we entered into a $250 million senior unsecured revolving credit agreement (Credit Agreement) with a syndicate of financial institutions, which became effective upon the closing of the Offering on July 26, 2013. We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. As of September 30, 2014, no amount had been drawn under the Credit Agreement.

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

Our capital expenditures for the first nine months of 2014 and 2013 were:

	Millions of Dollars
	Nine Months Ended September 30
	2014	2013*

Capital expenditures attributable to our Predecessors	$1.5	24.9
Capital expenditures attributable to the Partnership
Expansion	2.2	0.6
Maintenance	9.1	0.9
Total	11.3	1.5
Total capital expenditures	$12.8	26.4
*Prior-period financial information has been retrospectively adjusted for the Gold Line/Medford Acquisition.

Our capital expenditures for the first nine months of 2014 were $12.8 million, primarily associated with the following activities:

•	Replacement of buried piping with above-ground piping on our Clifton Ridge crude system.

•	Installation of enhanced measurement and monitoring equipment, and modifications to improve optionality to receive a wider slate of crude oil grades, on our Clifton Ridge crude system.

•	Installation of enhanced measurement equipment on our Clifton Ridge crude system to support the Pecan Grove barge dock expansion.

•
Construction of a new tank and associated tank dike, installation of enhanced equipment, and reactivation of a portion of pipeline to a new connection point on our Hartford Connector products system to increase its available capacity.

•	Installation of a rack load pump at our Pasadena terminal to increase loading rates and improve operational reliability.

•	Replacement and upgrade of certain equipment and systems at our Clifton Ridge, Kansas City and Hartford terminals to improve operational reliability and efficiency.

Our capital expenditures for the first nine months of 2013 were $26.4 million, primarily directed toward the following activities:

•	Construction of two refinery-grade propylene storage spheres at Medford, Oklahoma.

•
Returning an idled tank back to service and installation of biodiesel tanks and associated equipment at our Hartford terminal, thereby increasing the terminal’s available capacity, including biodiesel blending capacity.

•	Installation of monitoring and prevention equipment at our Clifton Ridge and Hartford terminals, respectively, to improve operational reliability and efficiency.

•	Expansion of rack capacity at our East St. Louis terminal.

•	Replacement of buried piping with above-ground piping and installation of enhanced measurement equipment on our Clifton Ridge crude system.

•	Replacement of certain equipment on our Sweeny to Pasadena products system.

•	Upgrade of security equipment to comply with regulatory requirements at our Hartford terminal.

Cash Distribution
For future quarters, we intend to pay at least the minimum quarterly distribution of $0.2125 per unit, which equates to $16.0 million per quarter, or $64.2 million per year, based on the number of common, subordinated and general partner units outstanding as of September 30, 2014.

On October 22, 2014, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.3168 per limited partner unit which, combined with distributions to our General Partner, resulted in total distributions of $25.3 million, payable on November 13, 2014, to unitholders of record as of November 4, 2014. Although our partnership agreement requires that we distribute all of our available cash (as defined in the partnership agreement) each quarter, we do not otherwise have a legal obligation to distribute any particular amount per unit.

Cash distributions are made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on October 22, 2014, our General Partner will receive approximately 8 percent of the total cash distributions.

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

Based on currently available information, we believe it is remote that future costs related to known contingent liability exposures will exceed current accruals by an amount that would have a material adverse impact on our consolidated financial statements. As we learn new facts concerning contingencies, we reassess our position both with respect to accrued liabilities and other potential exposures. Estimates particularly sensitive to future changes include any contingent liabilities recorded for environmental remediation, tax and legal matters. Estimated future environmental remediation costs are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other potentially responsible parties. Estimated future costs related to tax and legal matters are subject to change as events evolve and as additional information becomes available during the administrative and litigation processes.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2014, and December 31, 2013, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal requirements regarding the environment; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations. At December 31, 2013, our Predecessors recorded a total environmental accrual of $3.4 million associated with the Acquired Assets. Pursuant to the terms of the Contribution Agreement, Phillips 66 assumed the responsibility for these liabilities arising prior to their contribution to us; therefore we reflected no liabilities associated with them after the Effective Date. As of September 30, 2014, we did not have any material environmental accruals. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Indemnification
Under our amended omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the assets we acquired in connection with the Offering (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities provided therein is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than legal actions pending at the closing of the Offering) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us under the amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us.

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

NEW ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards.  This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted.  We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

OUTLOOK
On October 22, 2014, we entered into an agreement to acquire certain logistics assets from Phillips 66 for total consideration of $340 million. These assets consist of two new crude oil rail-unloading facilities located at or adjacent to Phillips 66’s Bayway and Ferndale refineries, and the Cross-Channel Connector pipeline assets near our Pasadena terminal. We expect to finance the acquisition with the borrowing of $28 million under our revolving credit facility, the assumption of a 5-year, $244 million note payable to a subsidiary of Phillips 66, and the issuance to Phillips 66 of 1,066,412 common and 21,764 general partner units valued at $68 million. In connection with the closing of this transaction, we will enter into 10-year terminal services agreements with Phillips 66 for 100 percent of the available capacity of the rail-unloading facilities. The transaction is anticipated to close in December 2014.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Except for the interest rate risk associated with our 5-year, $160 million note payable discussed below, the Partnership’s market risks at September 30, 2014, do not differ materially from that disclosed under Item 7A in Exhibit 99.2 to the Current Report on Form 8-K filed with the Securities and Exchange Commission (SEC) on May 23, 2014.

Interest Rate Risk
The fair value of the note payable that we assumed on March 1, 2014, is sensitive to changes in U.S. interest rates.  The following table presents the principal cash flow and associated interest rate of this note by the expected maturity date as of September 30, 2014.  We estimated the fair value of this fixed-rate financial instrument with a discounted cash flow model, using a discount rate that approximates rates we observed in the market for similar entities with debts of comparable durations.  We increased this discount rate by 20 basis points to reflect a structuring fee.

	Millions of Dollars
Expected Maturity Date	Fixed-Rate Maturity	Interest Rate

Remainder of 2014	$—
2015	—
2016	—
2017	—
2018	—
Remaining years	160.0	3.0%
Total	$160.0

Fair value	$163.5

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2014, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

October 30, 2014