Form 10-K
period 2014-12-31
PHILLIPS 66 PARTNERS LP
filed 2015-02-13
CIK 1572910

2014

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2014
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-36011
Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
3010 Briarpark Drive, Houston, Texas 77042
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (855) 283-9237

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Name of each exchange on which registered
Common Units, Representing Limited Partnership Interests	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.				[X] Yes [ ] No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.				[ ] Yes [X] No
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
[X] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [X]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [ ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).				[ ] Yes [X] No

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 30, 2014, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $75.56, was $1,408 million. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our General Partner, and Phillips 66 Company.
Documents incorporated by reference:
None

PHILLIPS 66 PARTNERS LP

Unless the context otherwise indicates, all references to “Phillips 66 Partners LP,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 63.

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP, headquartered in Houston, Texas, is a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 26, 2013, we completed our initial public offering (the Offering), and our common units trade on the New York Stock Exchange (NYSE) under the symbol “PSXP.” As of December 31, 2014, Phillips 66, through Phillips 66 Company, owned 20,938,498 common units and 35,217,112 subordinated units, representing an aggregate 73.3 percent limited partner interest, as well as a 100 percent interest in our General Partner, who owned 1,531,518 general partner units, representing a 2 percent general partner interest.

We are a growth-oriented master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines, terminals and other transportation and midstream assets. Our assets consist of crude oil and refined petroleum product pipeline, terminal, rail rack and storage systems in the Central, Gulf Coast, Atlantic Basin and Western regions of the United States that are integral to the Phillips 66 refining and marketing operations they support. We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. We do not take ownership of the crude oil or refined petroleum products that we transport, terminal and store, and we do not engage in the trading of any commodities. We have multiple commercial agreements with Phillips 66 that currently are the source of substantially all of our revenue. These agreements are long-term, fee-based agreements with minimum volume commitments and inflation escalators. We believe these agreements promote stable and predictable cash flows. Our operations consist of one reportable segment and are all conducted in the United States. See Item 8. Financial Statements and Supplementary Data, for financial information on our operations and assets.

2014 Developments

Gold Line/Medford Acquisition
In February 2014, we entered into a Contribution, Conveyance and Assumption Agreement with subsidiaries of Phillips 66 to acquire the Gold Line Products System and the Medford Spheres (collectively, the Gold Line/Medford Assets) from certain of those subsidiaries (the Gold Line/Medford Acquisition). The transaction closed on February 28, 2014, with an effective date of March 1, 2014.

Bayway/Ferndale/Cross-Channel Acquisition
In October 2014, we entered into a Contribution, Conveyance and Assumption Agreement with subsidiaries of Phillips 66 to acquire the Bayway and Ferndale rail racks and the Cross-Channel Connector assets (collectively, the Bayway/Ferndale/Cross-Channel Assets) from certain of those subsidiaries (the Bayway/Ferndale/Cross-Channel Acquisition). In addition, we entered into a separate Purchase and Sale Agreement (PSA) with a subsidiary of Phillips 66 to acquire assets under construction associated with the Cross-Channel Connector organic growth project. The transactions closed on December 1, 2014.

Palermo Rail Terminal Project Acquisition
In December 2014, we entered into a PSA and a Contribution Agreement with certain subsidiaries of Phillips 66 to acquire real property, assets under construction, lease agreements and permits associated with a rail terminal project (the Palermo Acquisition). The transactions closed on December 5, 2014, and December 10, 2014.

Eagle Ford Gathering System Project Acquisition
In December 2014, we entered into a PSA with a subsidiary of Phillips 66 to acquire real property and assets under construction associated with a gathering system project (the Eagle Ford Acquisition). The transaction closed on December 31, 2014.

Joint Ventures
In November 2014, we entered into agreements with Paradigm Energy Partners, LLC (Paradigm) to form Phillips 66 Partners Terminal LLC and Paradigm Pipeline LLC, two joint ventures established to develop the Palermo Rail Terminal, a central delivery facility and the Sacagawea Pipeline in North Dakota. The joint venture transactions closed on January 16, 2015.

For ease of reference, we refer to the Gold Line/Medford Assets, Bayway/Ferndale/Cross-Channel Assets and the assets associated with the Palermo Acquisition and Eagle Ford Acquisition collectively as “the Acquired Assets,” and the Gold Line/Medford Acquisition, Bayway/Ferndale/Cross-Channel Acquisition, Palermo Acquisition and Eagle Ford Acquisition collectively as “the Acquisitions.”

SUMMARY OF ASSETS AND OPERATIONS
At December 31, 2014, our assets consisted of the following systems:

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

•
Hartford Connector Products System. A refined petroleum product pipeline, terminal and storage system located in Hartford, Illinois, that distributes diesel and gasoline produced at Phillips 66’s jointly owned and operated Wood River Refinery to third-party pipeline and terminal systems, including the Explorer pipeline system.

•
Gold Line Products System. A refined petroleum product pipeline system that runs from the Phillips 66 jointly owned and operated refinery in Borger, Texas, to Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery, as well as two parallel lateral lines that run from Paola, Kansas, to Kansas City, Kansas. The system includes four terminals located at Wichita, Kansas; Kansas City, Kansas; Jefferson City, Missouri; and Cahokia, Illinois.

•
Medford Spheres. Two refinery-grade propylene storage spheres located in Medford, Oklahoma, that commenced operations in March 2014. The Medford Spheres provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

•
Bayway Rail Rack. A four-track, 120-rail-car crude oil receiving facility located in Linden, New Jersey, within Phillips 66’s Bayway Refinery, which commenced operations in August 2014. The rail rack unloads crude oil and delivers it to storage tanks within the Bayway Refinery.

•
Ferndale Rail Rack. A two-track, 54-rail-car crude oil receiving facility located in Ferndale, Washington, adjacent to Phillips 66’s Ferndale Refinery, which commenced operations in November 2014. The rail rack unloads crude oil and delivers it to storage tanks at the adjacent Ferndale Refinery.

•
Cross-Channel Connector Project. A refined petroleum product pipeline originating at our Pasadena terminal in Pasadena, Texas, running to terminal facilities located at Kinder Morgan’s Pasadena terminal and its Galena Park Station in Galena Park, Texas, and terminating at the Holland Avenue Junction in Galena Park, Texas. We have undertaken an organic growth project to provide shippers with a connection from our Pasadena terminal to third-party systems with water access on the Houston Ship Channel. The entire products system is anticipated to be completed and commence operations in the second quarter of 2015.

•
Palermo Rail Terminal Project. A project to construct a crude oil rail-loading facility in Palermo, North Dakota. The facility is designed to have an initial capacity of 100,000 barrels per day, with the flexibility to be expanded to 200,000 barrels per day. In December 2014, we purchased real property, assets under construction, lease agreements and permits associated with the rail terminal from Phillips 66. The terminal will have direct access to the Sacagawea Pipeline and provide east and west coast railway access for third-party shippers. The terminal is anticipated to be completed and in service in the fourth quarter of 2015.

•
Eagle Ford Gathering System Project. A project to construct a crude oil gathering system that will consist of two pipelines and a storage facility near Helena and Tilden, Texas. The gathering system is designed to connect Eagle Ford production to third party pipelines. In December 2014, we purchased real property and assets under construction associated with the gathering system project from Phillips 66. The entire gathering system is anticipated to be completed and commence operations in the third quarter of 2015.

FERNDALE
Palermo Rail Terminal
Paradigm Mountrail
BAYWAY
WOOD RIVER
Kansas City
Hartford
Wichita North
Jefferson City
East St. Louis
GOLD LINE
PONCA CITY
Medford Spheres
BORGER
LAKE CHARLES
Eagle Ford Gathering
Pasadena
Houston
Clifton Ridge
Cross Channel Connector (under construction)
Pecan Grove
SWEENY
SWEENY TO PASADENA
Rail Crude Rack
Products Terminal
Medford Spheres
Products Pipeline
Crude Pipeline
Crude Terminal
Rail Terminal*
Pipeline System*
Phillips 66 Refinery
Headquarters
*non operational as of Dec. 31, 2014

Pipeline Assets

The following table sets forth certain information regarding our pipeline assets as of December 31, 2014. Except for the Cross-Channel Connector Pipeline, each asset listed below currently has an associated commercial agreement with Phillips 66:

System Name	Diameter	Length (Miles)	Active Throughput Capacity (Thousands of Barrels Daily)	Commodity Handled	Associated Phillips 66 Refinery	Significant Third-Party Pipeline System Connections
Clifton Ridge Crude System
Clifton Ridge to Lake Charles Refinery	20”	10	260	Crude Oil	Lake Charles	Shell Houston-to-Houma
Pecan Grove to Clifton Ridge	12”	0.6	56	Crude Oil	Lake Charles	N/A
Shell to Clifton Ridge	20”	0.6	312	Crude Oil	Lake Charles	Shell Houston-to-Houma
Sweeny to Pasadena Products System
Sweeny Refinery to Pasadena, Texas	12”	60	125	Refined Petroleum Products	Sweeny	Explorer; Colonial
Sweeny Refinery to Pasadena, Texas	18”	60	138	Refined Petroleum Products	Sweeny	Colonial
Hartford Connector Products System
Wood River Refinery to Hartford, Illinois	12”	3	80	Refined Petroleum Products	Wood River	Explorer
Hartford, Illinois to Explorer Pipeline	24”	1	430	Refined Petroleum Products	Wood River	Explorer
Gold Line Products System
Borger Refinery to Wichita, Kansas	16”	273	120	Refined Petroleum Products	Borger	NuStar
Wichita, Kansas to Paola, Kansas	16”	143	132	Refined Petroleum Products	Borger/ Ponca City	NuStar
Paola, Kansas to East St. Louis, Illinois	8”-12”	265	53	Refined Petroleum Products	Borger/ Ponca City	Explorer; Buckeye
Paola, Kansas to Kansas City, Kansas	8”	53	24	Refined Petroleum Products	Borger/ Ponca City	Magellan
Paola, Kansas to Kansas City, Kansas	10”	53	72	Refined Petroleum Products	Borger/ Ponca City	Magellan
Cross-Channel Connector Pipeline	20”	2.5	120	Refined Petroleum Products	Sweeny	Kinder Morgan

Terminal, Rail Rack and Storage Assets

The following table sets forth certain information regarding our terminal, rail rack and storage assets as of December 31, 2014, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Tank Shell Storage Capacity (Thousands of Barrels)	Active Terminaling Capacity* (Thousands of Barrels Daily)	Commodity Handled	Associated Phillips 66 Refinery	Significant Third-Party Pipeline System Connections
Clifton Ridge Crude System
Clifton Ridge Terminal	3,410	12	Crude Oil	Lake Charles	Shell Houston-to-Houma
Pecan Grove Storage	142	N/A	Crude Oil	Lake Charles	N/A
Sweeny to Pasadena Products System
Pasadena Terminal	3,210	65	Refined Petroleum Products	Sweeny	Explorer; Colonial
Hartford Connector Products System
Hartford Terminal	1,075	25	Refined Petroleum Products	Wood River	Explorer
Gold Line Products System
East St. Louis Terminal	2,245	78	Refined Petroleum Products	Borger/ Ponca City	Explorer; Buckeye
Jefferson City Terminal	110	16	Refined Petroleum Products	Borger/ Ponca City	N/A
Kansas City Terminal	1,294	66	Refined Petroleum Products	Borger/ Ponca City	Magellan
Wichita North Terminal	679	19	Refined Petroleum Products	Borger/ Ponca City	NuStar
Medford Spheres	70	N/A	Refined Petroleum Products	Ponca City	Sterling
Bayway Rail Rack	N/A	75	Crude Oil	Bayway	N/A
Ferndale Rail Rack	N/A	30	Crude Oil	Ferndale	N/A
*Active terminaling capacity represents the amount of truck loading and unloading capacity currently available for use by our customers.

Marine Assets

The following table sets forth certain information regarding our marine assets as of December 31, 2014, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Dock Throughput Capacity (Thousands of Barrels Hourly)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	48	Crude Oil	Lake Charles
Pecan Grove Barge Dock	6	Crude Oil; Lubricant Base Stocks	Lake Charles
Hartford Connector Products System
Hartford Barge Dock	3	Dyed Diesel; Naphtha; Lubricant Base Stocks	Wood River

The following table sets forth the percentage of the referenced Phillips 66 refinery’s supply/production volumes that were delivered by or distributed on our systems for each of the periods set forth below:

Percentage of Volumes Transported

	Year Ended December 31
	2014	2013	2012
Lake Charles Refinery
Clifton Ridge crude pipelines	97%	93	90

Sweeny Refinery
Sweeny to Pasadena products pipelines	100%	98	100

Wood River Refinery
Hartford Connector products pipelines	20%	18	17

Borger Refinery
Gold Line products pipelines	41%	47	40

Ponca City Refinery
Gold Line products pipelines	20%	13	17

ASSET PORTFOLIO
Clifton Ridge Crude System
Our Clifton Ridge Crude System is strategically positioned to support flexible crude oil supply options for Phillips 66’s Lake Charles Refinery in Westlake, Louisiana. Our Clifton Ridge Crude System consists of the following pipelines and terminals:

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

•
Clifton Ridge to Lake Charles refinery pipeline. Our Clifton Ridge to Lake Charles refinery crude oil pipeline consists of approximately 10 miles of 20-inch pipeline that delivers crude oil from the Clifton Ridge terminal to the Lake Charles Refinery. The pipeline has a total capacity of 260,000 barrels per day.

•
Pecan Grove to Clifton Ridge pipeline. Our Pecan Grove to Clifton Ridge crude oil pipeline consists of approximately 0.6 miles of 12-inch pipeline that delivers crude oil bi-directionally between the Pecan Grove terminal and the Clifton Ridge terminal. The pipeline has a total capacity of 56,000 barrels per day.

•
Shell to Clifton Ridge pipeline. Our Shell to Clifton Ridge crude oil pipeline consists of approximately 0.6 miles of 20-inch pipeline that delivers crude oil from the Shell Houston-to-Houma crude oil pipeline to the Clifton Ridge terminal. The Shell to Clifton Ridge crude oil pipeline has a total capacity of 312,000 barrels per day.

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

Our Sweeny to Pasadena Products System consists of the following pipelines and terminal:

•
Sweeny to Pasadena pipelines. Our Sweeny to Pasadena pipelines consist of approximately 60 miles of 12-inch pipeline that delivers gasoline and approximately 60 miles of 18-inch pipeline that delivers diesel from the Sweeny Refinery to our Pasadena terminal, as well as a pump station located at the Sweeny Refinery. The active capacity of the 12-inch pipeline and the 18-inch pipeline is 125,000 barrels per day and 138,000 barrels per day, respectively.

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

Hartford Connector Products System
Our Hartford Connector Products System is strategically positioned to transport refined petroleum products that are produced at the Wood River Refinery (a refinery jointly owned by Phillips 66 and Cenovus Energy Inc.) in Roxana, Illinois, to major third-party interstate pipeline systems, including the Explorer refined petroleum product pipeline system. We also receive refined petroleum products into our Hartford Connector Products System for delivery to marketing outlets through third-party pipeline systems.

Our Hartford Connector Products System consists of the following pipelines and terminal:

•
Wood River to Hartford pipeline. Our Wood River to Hartford pipeline consists of approximately three miles of 12-inch pipeline that delivers diesel and gasoline produced at the Wood River Refinery to our Hartford terminal. The 12-inch pipeline has a total capacity of 80,000 barrels per day.

•
Hartford terminal. Our Hartford terminal is located in Hartford, Illinois, approximately three miles from the Wood River Refinery. The facility consists of a three-bay diesel truck rack with an active capacity of 25,000 barrels per day and 13 above-ground storage tanks with a total storage capacity of approximately 1.1 million barrels. The Hartford terminal delivers diesel, gasoline and jet fuel to the Explorer refined petroleum product pipeline system through a direct pipeline connection to Explorer pipeline and delivers diesel, gasoline and naphtha to, and receives lubricant base stocks from, barges through our interconnecting pipelines to our Hartford barge dock.

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

Gold Line Products System
Our Gold Line Products System is strategically positioned to transport refined petroleum products that are produced at the Borger Refinery (a refinery jointly owned by Phillips 66 and Cenovus Energy Inc.) in Borger, Texas, to major third-party interstate pipeline systems, including the Explorer refined petroleum product pipeline system, and also to four terminals located in Wichita, Kansas, Kansas City, Kansas, Jefferson City, Missouri, and Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery.

Our Gold Line Products System consists of the following pipelines and terminals:

•
Borger Refinery to Wichita pipeline. Our Borger to Wichita pipeline consists of approximately 273 miles of 16-inch pipeline that delivers diesel and gasoline produced at the Borger Refinery to our Wichita North terminal. The 16-inch pipeline has a total capacity of 120,000 barrels per day.

•
Wichita to Paola pipeline. Our Wichita to Paola pipeline consists of approximately 143 miles of 16-inch pipeline with a connection to receive refined petroleum products from the Ponca City Refinery via the Phillips 66-owned Standish pipeline. The 16-inch pipeline has a total capacity of 132,000 barrels per day.

•
Paola to East St. Louis pipeline. Our Paola to East St. Louis pipeline consists of approximately 265 miles of 8- to 12-inch pipeline that delivers diesel and gasoline to our Jefferson City and East St. Louis terminals. The pipeline has a total capacity of 53,000 barrels per day.

•
Paola to Kansas City pipelines. Our Paola to Kansas City pipelines consist of two parallel 53-mile lateral lines that run from Paola, Kansas, to Kansas City, Kansas. These 8-inch and 10-inch pipelines have a total aggregate capacity of 96,000 barrels per day.

•
East St. Louis terminal. Our East St. Louis terminal is located in Cahokia, Illinois, approximately 681 miles from the Borger Refinery. The facility consists of a six-bay truck rack with an active capacity of 78,000 barrels per day and 19 above-ground storage tanks with a total storage capacity of approximately 2.2 million barrels. The East St. Louis terminal delivers diesel, gasoline and jet fuel to the Explorer and Buckeye refined petroleum product pipeline systems through a direct pipeline connection.

•
Jefferson City terminal. Our Jefferson City terminal is located in Jefferson City, Missouri. The facility consists of a two-bay truck rack with an active capacity of 16,000 barrels per day and 8 above-ground storage tanks with a total storage capacity of approximately 110,000 barrels.

•
Kansas City terminal. Our Kansas City terminal is located in Kansas City, Kansas, approximately 469 miles from the Borger Refinery. The facility consists of a five-bay truck rack with an active capacity of 66,000 barrels per day and 17 above-ground storage tanks with a total storage capacity of approximately 1.3 million barrels. The Kansas City terminal delivers diesel, gasoline and jet fuel to the Magellan refined petroleum product pipeline system through a direct pipeline connection.

•
Wichita North terminal. Our Wichita North terminal is located in Wichita, Kansas, approximately 273 miles from the Borger Refinery. The facility also receives refined petroleum products from the Ponca City Refinery via the Phillips 66-owned Standish pipeline. The facility consists of a two-bay truck rack with an active capacity of 19,000 barrels per day and 19 above-ground storage tanks with a total storage capacity of approximately 679,000 barrels. The Wichita North terminal delivers diesel, gasoline and jet fuel to the NuStar refined petroleum product pipeline system through a direct pipeline connection.

Medford Spheres
Our Medford Spheres provide an outlet for delivery of refinery-grade propylene from the Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas. The two refinery-grade propylene storage spheres are located in Medford, Oklahoma, and have a total aggregate working capacity of 70,000 barrels. Medford Spheres commenced operations in March 2014.

Bayway Rail Rack
Our Bayway Rail Rack is located in Linden, New Jersey, within the Bayway Refinery. The rail rack consists of a four-track crude oil receiving facility with a rail unloading capacity of 75,000 barrels per day. The facility commenced commercial operations in August 2014 and is capable of unloading 120 railcars simultaneously.

Ferndale Rail Rack
Our Ferndale Rail Rack is located in Ferndale, Washington, adjacent to the Ferndale Refinery. The rail rack consists of a two-track crude oil receiving facility with a rail unloading capacity of 30,000 barrels per day. The facility commenced commercial operations in November 2014 and is capable of unloading 54 railcars simultaneously.

Cross-Channel Connector Project
Our Cross-Channel Connector project is a 20-inch refined products pipeline originating at our Pasadena terminal, running to terminal facilities located at Kinder Morgan’s Pasadena terminal and its Galena Park station in Galena Park, Texas, and terminating at the Holland Avenue Junction in Galena Park, Texas. We have undertaken an organic growth project to provide shippers with a connection from the Pasadena terminal to third-party systems with water access on the Houston Ship Channel. The pipeline system will have an initial capacity of up to 180,000 barrels per day and is anticipated to be completed and commence operations in the second quarter of 2015.

Bakken Joint Ventures
In January 2015, we closed on our joint venture transactions with Paradigm to develop and operate midstream logistics infrastructure in the Bakken region of North Dakota:

•
Phillips 66 Partners Terminal LLC. We contributed the Palermo Rail Terminal project to the terminal joint venture, Phillips 66 Partners Terminal LLC, in exchange for a 70 percent interest, with Paradigm owning the remaining 30 percent interest. The Palermo Rail Terminal is a crude oil rail-loading facility currently under construction on a 710-acre site near Palermo, North Dakota. The terminal will have an initial capacity of 100,000 barrels per day, with the flexibility to be expanded to 200,000 barrels per day. It is located on a railway main line with two mainline switches, allowing east- and west-bound rail traffic. The terminal is anticipated to include a pipeline delivery and receipt connection to the Sacagawea Pipeline, allowing the terminal to receive crude oil from areas in Dunn and McKenzie County, North Dakota, and deliver it to terminals and pipelines located in Stanley, North Dakota. The terminal will also include adequate space for up to 12 truck unloading facilities and approximately 300,000 barrels of operational storage, with permits allowing total storage capacity of up to 2.4 million barrels. We are constructing and will operate the terminal. The terminal is anticipated to be completed and in service in the fourth quarter of 2015.

•
Paradigm Pipeline LLC. We and Paradigm each own a 50 percent interest in the pipeline joint venture, Paradigm Pipeline LLC. The pipeline joint venture will own an 88 percent interest in Sacagawea Pipeline Company, LLC, the owner of the Sacagawea Pipeline, with the remaining 12 percent interest owned by Grey Wolf Midstream, LLC. The pipeline joint venture will also construct and own a crude oil storage terminal and a central delivery facility for various crude gathering systems located in Keene, North Dakota (the Paradigm CDP). The Sacagawea Pipeline project is a 76-mile pipeline being developed to deliver crude oil from various points in and around Johnson’s Corner and the Paradigm CDP, located in McKenzie County, North Dakota, to destinations with take away options for both rail and pipeline in Palermo and Stanley, North Dakota. Paradigm is constructing the pipeline and we will be the operator. The pipeline is anticipated to commence operations in the fourth quarter of 2015.

Eagle Ford Gathering System Project
Our Eagle Ford Gathering System is a crude oil gathering system, currently under construction, that will consist of two pipelines and a storage facility near Helena and Tilden, Texas. The gathering system is designed to connect Eagle Ford production to third-party pipelines. The pipelines will include a 6-inch, 6-mile crude oil pipeline near Helena and a 10-inch, 17-mile crude oil pipeline near Tilden with 7 origination/injection points. The storage facility, located in Tilden, will have a capacity of 90,000 barrels with an injection point into a third-party pump station. The Helena portion of the gathering system began operations in January 2015, and the entire gathering system is anticipated to be completed and in service in the third quarter of 2015, upon commencement of operations at the Tilden section of the gathering system. In January 2015, we entered into a throughput and deficiency agreement with Phillips 66, which provides minimum volume commitments on the gathering system when each portion of the system is completed and in service.

COMMERCIAL AND OTHER AGREEMENTS WITH PHILLIPS 66
Our assets are physically connected to, and integral to the operation of, Phillips 66’s wholly owned Lake Charles, Sweeny, Ponca City, Bayway and Ferndale refineries and its jointly owned Wood River and Borger refineries. In connection with the Offering and the Acquisitions, we entered into multiple commercial agreements with Phillips 66, and amended an existing commercial agreement with Phillips 66, which include minimum volume commitments and inflation escalators. Currently, those agreements are the source of a significant portion of our revenue. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly volumes of crude oil and refined petroleum products.

The following table sets forth minimum commitment information regarding our commercial agreements with Phillips 66 as of December 31, 2014.

Agreement	Phillips 66 Minimum Volume Commitment (Thousands of Barrels Daily)(1)	Phillips 66 Capacity Reservation (Thousands of Barrels Daily)
Transportation Services Agreements
Clifton Ridge Transportation Services Agreement
Clifton Ridge to Lake Charles refinery pipeline	190	—
Sweeny to Pasadena Transportation Services Agreement
Sweeny to Pasadena pipelines	200	—
Hartford Connector Throughput and Deficiency Agreement
Wood River refinery to Hartford pipeline(2)	43	12.2
Hartford to Explorer pipeline(2)	16	39.2
Gold Line Transportation Services Agreement
Borger refinery to Wichita pipeline	54	—
Wichita to Kansas City pipeline	45	—
Wichita to Jefferson City pipeline	7	—
Wichita to East St. Louis Pipeline	10	—
Terminal and Storage Services Agreements
Clifton Ridge Terminal Services Agreement
Clifton Ridge terminal storage	190	—
Clifton Ridge ship dock / Pecan Grove barge dock	150	—
Hartford and Pasadena Terminal Services Agreement
Pasadena terminal	135	—
Pasadena and Hartford terminal truck racks	55	—
Gold Line Terminal Services Agreement
Wichita North, Kansas City, Jefferson City and East St. Louis terminals truck racks	80	—
Gold Line Storage Services Agreement
Wichita North, Kansas City and East St. Louis terminals(3)	1,010	—
Medford Spheres Storage Services Agreement
Medford Spheres(3)	70	—
Bayway Terminal Services Agreement
Bayway Rail Rack(3)	75	—
Ferndale Terminal Services Agreement
Ferndale Rail Rack(3)	30	—
(1)Includes capacity-based monthly fee arrangements.
(2)Total volume commitment includes both Phillips 66 minimum volume commitment and Phillips 66 capacity reservation.
(3)Capacity upon which minimum monthly fee is calculated.

See the “Commercial Agreements,” “Amended Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 18—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

COMPETITION
As a result of our contractual relationship with Phillips 66 under our commercial agreements and our direct connections to Phillips 66’s owned or operated refineries, we believe that our crude oil and refined petroleum product pipelines, terminals and storage facilities will not face significant competition from other pipelines, terminals and storage facilities for Phillips 66’s crude oil or refined petroleum product transportation requirements to and from the refineries we support. If Phillips 66’s customers were to reduce their purchases of refined petroleum products from Phillips 66, Phillips 66 might only ship the minimum volumes through our pipelines (or pay the shortfall payment if it does not ship the minimum volumes), which would cause a decrease in our revenue. Phillips 66 competes with integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own distribution and marketing systems. Phillips 66 also competes with other suppliers that purchase refined petroleum products for resale. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area and by the availability of products and the cost of transportation to that area from distant locations.

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

EPAct 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index (PPI) for finished goods. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011, and ending June 30, 2016, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 2.65 percent. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. A pipeline is not required to raise its rates up to the index ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.

While common carriers often use the indexing methodology to change their rates, they may elect to support proposed rates by using other methodologies such as cost-of-service rate making, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling). A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a common carrier can establish rates under settlement if agreed upon by all current shippers. We have used indexed rates and settlement rates for our different pipeline systems. If we used cost-of-service rate making to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, may also be subject to review in the courts. Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities. These state regulatory authorities use a complaint-based system of regulation, both as to matters involving rates and priority of access. State regulatory authorities could limit our ability to increase our rates or to set rates based on our costs or order us to reduce our rates and require the payment of refunds to shippers. FERC and state regulatory authorities generally have not investigated rates, unless the rates are the subject of a protest or a complaint. Phillips 66 has agreed not to contest our tariff rates applicable for our transportation services agreements entered into in connection with the Offering and the Acquisitions for the term of those agreements. However, FERC or a state regulatory authority could investigate our rates on its own initiative or at the urging of a third party, and this could lead to a refund of previously collected revenue.

Pipeline Safety
Our assets are subject to increasingly strict safety laws and regulations. The transportation and storage of crude oil and refined petroleum products involves a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, any such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, and significant business interruption. The United States Department of Transportation (DOT) has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans. We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979 (the HLPSA). The HLPSA delegated to DOT the authority to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992 (the PSA), which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas (HCAs), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act (the APSPA), which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006 (the PIPES Act), Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which reauthorized funding for federal pipeline safety programs through 2015, increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.

DOT’s Pipeline and Hazardous Materials Safety Administration (PHMSA) administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquid by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced, or otherwise changed; pressure testing of new pipelines; operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, managing the integrity of pipelines in HCAs, and managing the operation of pipeline control rooms; protection of steel pipelines from the adverse effects of internal and external corrosion; and integrity management requirements for pipelines in HCAs. In addition, in 2010, PHMSA issued an advance notice of proposed rulemaking on a range of topics relating to the safety of crude oil and other hazardous liquids pipelines. Among other items, the advance notice of proposed rulemaking requested comment on whether to extend regulation to certain pipelines currently exempt from federal safety regulations; whether to extend integrity management regulations to additional pipelines outside of HCAs; and whether to require leak detection outside of HCAs. PHMSA has not yet taken further action on the issues raised in the advance notice of proposed rulemaking. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors. In addition, PHMSA has published an advisory bulletin providing guidance on verification of records related to pipeline maximum operating pressure. PHMSA is considering a rulemaking on this topic referred to as the Integrity Verification Process. We have performed hydrostatic tests of our facilities to confirm the maximum operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum operating pressure would materially affect our operations or revenue.

We monitor the structural integrity of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing and direct assessment that conforms to federal standards. We accompany these assessments with a review of the data and repair anomalies, as required, to ensure the integrity of the pipeline. We then utilize sophisticated risk algorithms and a comprehensive data integration effort to ensure that the highest-risk pipelines receive the highest priority for scheduling subsequent integrity assessments. We use external coatings and impressed-current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion inhibiting systems.

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

Terminal Safety
Our operations are subject to regulations promulgated by the U.S. Occupational Safety and Health Administration (OSHA), DOT and comparable state and local regulations. For each of our terminal facilities, we have identified which assets are subject to the jurisdiction of OSHA or DOT. Certain of our terminals are under the dual jurisdiction of DOT and OSHA, whereby certain portions of the terminal are subject to OSHA regulation and other assets at the terminal are subject to DOT regulation due to the type of asset and the configuration of the terminal. Our terminal facilities are operated in a manner consistent with industry safe practices and standards. The tanks designed for crude oil and refined product storage at our terminals are equipped with appropriate emission controls to promote safety. Our terminal facilities have response plans, spill prevention and control plans, and other programs to respond to emergencies.

Rail Safety
Our rail operations are currently limited to crude oil unloading and receiving activities. Generally, rail operations are subject to regulations promulgated by the U.S. Department of Transportation Federal Railroad Administration, PHMSA and comparable state and local regulations. We believe our rail operations are in material compliance with all applicable regulations and meet or exceed current industry standards and practices.

Security
We are also subject to Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, to the Transportation Security Administration’s Pipeline Security Guidelines, and other comparable state and local regulations. We have an internal program of inspection designed to monitor and provide for compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities. However, these laws and regulations are subject to changes, or to changes in their interpretation, by the regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures.  In addition, any incidents may result in substantial expenditures for response actions, government penalties, and business interruption.

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

ENVIRONMENTAL REGULATIONS
General
Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are similarly affected. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in their interpretation, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Further, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.
Expensed environmental costs were $1.0 million in 2014 and are expected to be approximately $4.6 million in 2015 and $0.5 million in 2016. The majority of the environmental expenses forecasted for 2015 and 2016 relate to environmental matters attributable to ownership of our current assets prior to our acquisition of these assets from Phillips 66. Phillips 66 has agreed to retain responsibility for these liabilities. Accordingly, although these amounts would be expensed by us, there would be no required cash outflow from us. See the “Indemnification” and “Excluded Liabilities of the Acquired Assets” sections to follow for additional information on Phillips 66-retained liabilities. Capitalized environmental costs were $23.9 million in 2014 and are expected to be approximately $25 million in 2015 and $26 million in 2016. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

Air Emissions and Climate Change
We are subject to the Clean Air Act (CAA) and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies.

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

These air emissions requirements also affect Phillips 66’s domestic refineries from which we directly or indirectly receive substantially all of our revenue. Phillips 66 has been required in the past, and will likely be required in the future, to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Phillips 66, they could have a material effect on our business and results of operations.

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. For compliance year 2014, the U.S. Environmental Protection Agency (EPA) proposed to reduce the statutory volumes of advanced and total renewable fuels using authority granted to it under the EISA. We do not know whether this reduction will be finalized as proposed and/or whether the EPA will utilize its authority to reduce statutory volumes in future compliance years.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances that have been released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance” and, as a result, may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites.

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

We currently own and lease, and Phillips 66 has in the past owned and leased, properties where hydrocarbons are being or for many years have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent further contamination.

Water
Our operations can result in the discharge of pollutants, including crude oil and petroleum products. Regulations under the Water Pollution Control Act of 1972 (Clean Water Act), Oil Pollution Act of 1990 (OPA 90) and comparable state laws impose regulatory burdens on our operations. Spill Prevention Control and Countermeasure (SPCC) requirements of federal laws and some state laws require containment to mitigate or prevent contamination of navigable waters in the event of an oil overflow, rupture, or leak. For example, the Clean Water Act requires us to maintain SPCC plans at many of our facilities. We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts.

In addition, the transportation and storage of crude oil and petroleum products over and adjacent to water involves risk and subjects us to the provisions of OPA 90 and related state requirements. Among other requirements, OPA 90 requires the owner or operator of a tank vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA 90 requires the responsible company to pay resulting removal costs and damages. OPA 90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA 90 and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements. Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the United States Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

Employee Safety
We are subject to requirements promulgated by OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

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

Hazardous Materials Transportation Requirements
The DOT regulations affecting pipeline safety require pipeline operators to implement measures designed to reduce the environmental impact of crude oil and petroleum products discharge from onshore crude oil and petroleum product pipelines. These regulations require operators to maintain comprehensive spill response plans, including extensive spill response training for pipeline personnel. In addition, the DOT regulations contain detailed specifications for pipeline operation and maintenance. We believe our operations are in substantial compliance with these regulations. The DOT also has a pipeline integrity management rule, with which we are in substantial compliance.

Indemnification
Under our amended omnibus agreement, Phillips 66 indemnifies us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the assets contributed by Phillips 66 in connection with the Offering (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than legal actions pending as of the Offering) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 also indemnifies us under our amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us.

Excluded Liabilities of the Acquired Assets
Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for any liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, prior to the effective date of each acquisition. We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the Acquired Assets or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, from and after the effective date of each acquisition.

GENERAL

Major Customer
Phillips 66 accounted for 95 percent, 94 percent and 95 percent of our total revenues in the years ended December 31, 2014, 2013 and 2012, respectively. We provide crude oil and refined petroleum product pipeline transportation, terminaling, storage and rail-unloading services to Phillips 66.

Seasonality
The crude oil and refined petroleum products transported in our pipelines and stored in our terminals, rail racks and storage facilities are directly affected by the level of supply and demand for crude oil and refined petroleum products in the markets served directly or indirectly by our assets. However, many effects of seasonality on our revenue should be substantially mitigated through the use of our fee-based commercial agreements with Phillips 66 that include minimum volume commitments.

Pipeline Control Operations
Our pipeline systems are operated from a central control room owned and operated by Phillips 66, located in Bartlesville, Oklahoma. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline systems. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.

Employees
We are managed and operated by the executive officers of our General Partner with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our General Partner. Our General Partner and its affiliates have approximately 130 employees who spend a significant amount of their time performing services for our operations. We believe that our General Partner and its affiliates have a satisfactory relationship with those employees.

Website Access to SEC Reports
Our Internet website address is http://www.phillips66partners.com. Information contained on our Internet website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. We also post on our website our beneficial ownership reports filed by officers and directors of our General Partner, as well as principal security holders, under Section 16(a) of the Securities Exchange Act of 1934, governance guidelines, audit and conflicts committee charters, code of business ethics and conduct, and information on how to communicate directly with our General Partner’s Board of Directors.

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

We derive substantially all of our revenue from multiple commercial agreements with Phillips 66. Any event, whether in our areas of operation or elsewhere, that materially and adversely affects Phillips 66’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Phillips 66, the most significant of which include the following:

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

Phillips 66 is not obligated to use our services with respect to volumes of crude oil or products in excess of the minimum volume commitments under its commercial agreements with us. See Items 1 and 2. Business and Properties—Commercial and Other Agreements with Phillips 66 and Related Parties, for a description of each of these commercial agreements.

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

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including:

•	The amount of our operating expenses and general and administrative expenses, including reimbursements to Phillips 66, which are not subject to any caps or other limits, in respect of those expenses.

•	The application by Phillips 66 of any remaining credit amounts to any volumes handled by our assets after the expiration or termination of our commercial agreement.

•	The application by Phillips 66 of credit amounts under our Hartford Connector throughput and deficiency agreement, which may be applied towards deficiency payments in future periods.

•	The level of maintenance capital expenditures we make.

•	Our debt service requirements and other liabilities.

•	Our ability to borrow funds and access capital markets.

•	Restrictions contained in our revolving credit facility and other debt service requirements.

•	Changes in commodity prices.

•	Other business risks affecting our cash levels.

Phillips 66 may suspend, reduce or terminate its obligations under our commercial agreements, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

Certain components of our revenue have exposure to direct commodity price risk.

We have exposure to direct commodity price risk through the loss allowance provisions of our regulated tariffs and the commodity imbalance provisions of our commercial agreements. Any future losses due to our commodity price risk exposure could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for more information.

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

If we are unable to make acquisitions on economically acceptable terms from Phillips 66 or third parties, our future growth would be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to our unitholders.

A portion of our strategy to grow our business and increase distributions to our unitholders is dependent on our ability to make acquisitions that result in an increase in distributable cash flow per unit. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of transportation and storage assets by industry participants, including Phillips 66.

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

In order to optimize our existing asset base, we intend to evaluate and capitalize on organic opportunities for expansion projects in order to increase revenue on our pipeline, terminal and storage systems. The expansion of an existing pipeline, terminal or storage facility, such as by adding horsepower, pump stations or loading/unloading racks, or the construction of a new pipeline, terminal or storage asset, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

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

We will be dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility and any other financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

The provisions of our revolving credit facility could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default which would enable our lenders to terminate their commitments and declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity, for additional information about our revolving credit facility and the notes payable with Phillips 66.

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

Transportation of crude oil and refined petroleum products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks (including risks of spills) and could subject us to the provisions of the Oil Pollution Act of 1990 and similar state environmental laws should a spill occur from our pipelines. We and Phillips 66 have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined petroleum products; however, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available at any given time. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or petroleum products into navigable waters. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations. Our failure to comply with these or any other environmental, safety or pipeline-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition, or results of operations. We will be subject to an aggregate deductible of $0.1 million before we are entitled to indemnification from Phillips 66 for certain environmental liabilities under our amended omnibus agreement. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. See Items 1 and 2. Business and Properties—Environmental Regulations and Items 1 and 2. Business and Properties—Rates and Other Regulations—Pipeline Safety, for additional information.

Evolving environmental laws and regulations on climate change could adversely affect our financial performance.

Potential additional regulations regarding climate change could affect our operations. Currently, various U.S. legislative and regulatory agencies and bodies are considering various measures in regard to GHG emissions. These measures include EPA programs to control GHG emissions and state actions to develop statewide or regional programs, each of which could impose reductions in GHG emissions. These actions could result in increased (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls on our facilities and (3) costs to administer and manage any potential GHG emissions regulations or carbon trading or tax programs. These actions could also have an indirect adverse effect on our business if Phillips 66’s refinery operations are adversely affected due to increased regulation of Phillips 66’s facilities or reduced demand for crude oil, refined petroleum products and NGL, and a direct adverse effect on our business from increased regulation of our facilities. See Items 1 and 2. Business and Properties—Environmental Regulations—Air Emissions and Climate Change, for additional information.

Climate change may adversely affect our facilities and our ongoing operations.

The potential physical effects of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. Examples of such effects include rising sea levels at our coastal facilities, changing storm patterns and intensities, and changing temperature levels. As many of our facilities are located near coastal areas or serve refineries in coastal areas, rising sea levels may disrupt our ability to transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operations.

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

Hydraulic fracturing is a common practice used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA is also moving forward with various regulations requiring, among other matters, “green completions” of hydraulically fractured wells by 2015 and certain emission requirements for some midstream equipment. We do not believe these new regulations will have a direct effect on our operations, but because oil and/or natural gas production using hydraulic fracturing is growing rapidly in the United States, if new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where our shippers’ producer suppliers operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our transportation and midstream services.

New and proposed regulations governing fuel efficiency and renewable fuels could have an indirect but material adverse effect on our business.

Increases in fuel mileage standards and the increased use of renewable fuels could decrease demand for refined petroleum products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2007, Congress passed the EISA, which, among other things, sets a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains RFS2. In August 2012, the National Highway Traffic Safety Administration enacted regulations establishing an average industry fleet fuel economy standard of 54.5 miles per gallon by 2025. RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries. RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by Phillips 66 to accommodate increased renewable fuels use. Phillips 66 may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to refined petroleum products being replaced by renewable fuels.

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

The DOT, through its PHMSA, has adopted regulations requiring, among other things, pipeline operators to develop integrity management programs for transmission pipelines located where a leak or rupture could harm HCAs. The regulations require operators, including us, to, among other matters, perform ongoing assessments of pipeline integrity; repair and remediate pipelines as necessary; and implement preventative and mitigating actions. PHMSA is considering whether to revise the integrity management requirements or to include additional pipelines in HCAs, which could have a material adverse effect on our operations and costs of transportation services.

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

Certain of our pipelines provide interstate service that is subject to regulation by FERC. FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by FERC may not recover all of our costs of providing services. In addition, these methodologies and changes to FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates.

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

Certain of our pipelines provide intrastate service that is subject to regulation by various state agencies. These state agencies could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers. Such regulation or a successful challenge to our intrastate pipeline rates could adversely affect our financial position, cash flows or results of operations. See Items 1 and 2. Business and Properties—Rates and Other Regulations, for additional information.

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

As of December 31, 2014, Phillips 66 owned a 2 percent general partner interest and a 73.3 percent limited partner interest in us and owned and controlled our General Partner. Additionally, Phillips 66 continues to own a 50 percent equity interest in DCP Midstream, LLC (DCP Midstream), and a 50 percent equity interest in Chevron Phillips Chemical Company LLC (CPChem). Although our General Partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Phillips 66. Conflicts of interest may arise between Phillips 66 and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Phillips 66, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including related-party financing from Phillips 66, borrowings under our revolving credit facility and future issuances of equity and debt securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy will significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

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

Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement, amended operational services agreement and tax sharing agreement, our General Partner determines the amount of these expenses. Under the terms of the amended omnibus agreement we will be required to reimburse Phillips 66 for the provision of certain operational and administrative support services to us. Under our amended operational services agreement, we will be required to reimburse Phillips 66 for the provision of certain maintenance, operating, administrative and construction services in support of our operations. Under our tax sharing agreement, we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 as a result of our results of operations being included in a combined or consolidated tax return filed by Phillips 66. Our General Partner and its affiliates also may provide us other services for which we will be charged fees as determined by our General Partner. The costs and expenses for which we are required to reimburse our General Partner and its affiliates are not subject to any caps or other limits. Payments to our General Partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.

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

The issuance by us of additional general partner interests may have the following effects, among others, if such general partner interests are issued to a person who is not an affiliate of Phillips 66:

•	Management of our business may no longer reside solely with our General Partner.

•	Affiliates of the newly admitted general partner may compete with us, and neither that general partner nor such affiliates will have any obligation to present business opportunities to us.

Phillips 66 may sell units in the public or private markets, and such sales could have an adverse impact on the trading price of the common units.

At December 31, 2014, Phillips 66 held 20,938,498 common units and 35,217,112 subordinated units. All of the subordinated units will convert into common units at the end of the subordination period and may convert earlier under certain circumstances. Additionally, we have agreed to provide Phillips 66 with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our General Partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to our unitholders.

Our partnership agreement requires our General Partner to deduct from operating surplus the cash reserves that it determines are necessary to fund our future operating expenditures. In addition, the partnership agreement permits the general partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash we have available to distribute to our unitholders.

Affiliates of our General Partner, including Phillips 66, DCP Midstream and CPChem, may compete with us, and neither our General Partner nor its affiliates have any obligation to present business opportunities to us.

Neither our partnership agreement nor our amended omnibus agreement prohibits Phillips 66 or any other affiliates of our General Partner, including DCP Midstream and CPChem, from owning assets or engaging in businesses that compete directly or indirectly with us. Under the terms of our partnership agreement, the doctrine of corporate opportunity, or any analogous doctrine, does not apply to our General Partner or any of its affiliates, including Phillips 66, DCP Midstream and CPChem. Any such entity that becomes aware of a potential transaction, agreement, arrangement or other matter that may be an opportunity for us does not have any duty to communicate or offer such opportunity to us. Consequently, Phillips 66 and other affiliates of our General Partner, including DCP Midstream and CPChem, may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity to purchase any of those assets. As a result, competition from Phillips 66 and other affiliates of our General Partner, including DCP Midstream and CPChem, could materially and adversely impact our results of operations and distributable cash flow.

Our General Partner has a limited call right that may require you to sell your common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80 percent of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our General Partner and its affiliates owned approximately 53 percent of our common units at December 31, 2014. At the end of the subordination period, assuming no additional issuances of common units by us (other than upon the conversion of the subordinated units), our General Partner and its affiliates would own approximately 75 percent of our then outstanding common units and therefore would not be able to exercise the call right at that time.

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

We currently list our common units on the NYSE under the symbol “PSXP.” Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our General Partner’s Board of Directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. See Item 10. Directors, Executive Officers and Corporate Governance, for additional information.

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

We treat each purchaser of common units as having the same tax benefits without regard to the actual common units purchased. The IRS may challenge this treatment, which could adversely affect the value of our common units.

Because we cannot match transferors and transferees of common units and because of other reasons, we adopt depreciation and amortization positions that may not conform to all aspects of existing Treasury Regulations. A successful IRS challenge to those positions could adversely affect the amount of tax benefits available to unitholders. It also could affect the timing of these tax benefits or the amount of gain from sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns.

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

We have adopted certain valuation methodologies and monthly conventions for federal income tax purposes that may result in a shift of income, gain, loss and deduction between our General Partner and our unitholders. The IRS may challenge this treatment, which could adversely affect the value of our common units.

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

A successful IRS challenge to these methods or allocations could adversely affect the amount of taxable income or loss being allocated to our unitholders. It also could affect the amount of taxable gain from our unitholders’ sale of common units and could have a negative impact on the value of our common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations. In addition, under our amended omnibus agreement, Phillips 66 indemnifies us for liabilities relating to litigation and environmental matters attributable to the ownership or operation of the assets contributed to us in connection with the Offering prior to the closing of the Offering. Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for all the liabilities relating to litigation and environmental matters attributable to the ownership and operation of the Acquired Assets prior to our acquisition of those assets.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Unit Prices and Cash Distributions Per Unit
Our common units trade on the New York Stock Exchange (NYSE) under the symbol “PSXP.” The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter starting July 23, 2013, the date on which our common units began trading on the NYSE:

	Common Unit Price		Quarterly Cash Distribution Per Unit*
	High	Low
2014
First Quarter	$50.45	35.50	.2743
Second Quarter	79.92	47.50	.3017
Third Quarter	79.83	61.82	.3168
Fourth Quarter	71.00	51.35	.3400

2013
Third Quarter	$35.92	28.10	.1548
Fourth Quarter	38.99	29.03	.2248
*Represents cash distribution attributable to the quarter and declared and paid within 45 days of quarter end pursuant to our partnership agreement. The quarterly cash distribution per unit for the third quarter of 2013 was pro-rated for the period from July 26, 2013, through September 30, 2013.

Closing Common Unit Price at December 31, 2014	$68.93
Closing Common Unit Price at January 30, 2015	$72.42
Number of Unitholders of Record at January 30, 2015*	8
*In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.

Distributions of Available Cash
Our partnership agreement requires that, within 45 days after the end of each quarter, beginning with the quarter ended September 30, 2013, we distribute all of our available cash to unitholders of record on the applicable record date.

Definition of Available Cash. Available cash is defined in our partnership agreement. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

less, the amount of cash reserves established by our General Partner to:

•
Provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions, anticipated future debt service requirements and refunds of collected rates reasonably likely to be refunded as a result of a settlement or hearing related to FERC rate proceedings or rate proceedings under applicable law subsequent to that quarter).

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

Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to make at least the minimum quarterly distribution to the holders of our common units and subordinated units of $0.2125 per unit, to the extent we have sufficient available cash after the establishment of cash reserves. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our General Partner, taking into consideration the terms of our partnership agreement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Revolving Credit Facility, for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Our General Partner is entitled to 2 percent of all quarterly distributions that we make. This general partner interest was represented by 1,531,518 general partner units at December 31, 2014. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2 percent interest in these distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its 2 percent general partner interest.

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

Definition of Subordination Period. Except as described below, the subordination period began on the closing date of the Offering and extends until the first business day following the distribution of available cash in respect of any quarter beginning with the quarter ending September 30, 2016, that each of the following tests are met:

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

Early Termination of the Subordination Period. Notwithstanding the foregoing, the subordination period will automatically terminate on the first business day following the distribution of available cash in respect of any quarter, beginning with the quarter ended September 30, 2014, that each of the following tests are met:

•
Distributions of available cash from operating surplus on each of the outstanding common units, subordinated units and general partner units equaled or exceeded $1.275 (150 percent of the annualized minimum quarterly distribution) for the four-quarter period immediately preceding that date.

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

Unregistered Sale of Equity Securities
On December 10, 2014, we issued 13,129 common units representing limited partner interests to Phillips 66 Company and 268 general partner units to our General Partner, as part of the consideration paid for the acquisition of the Palermo Rail Terminal project. The issuance of the common units was completed in reliance upon the exemption from the registration requirements of the Securities Act of 1933, as amended, under Section 4(a)(2), as a transaction by an issuer not involving a public offering. See Note 4—Acquisitions, in the Notes to Consolidated Financial Statements for additional information.

Item 6. SELECTED FINANCIAL DATA

See Items 1 and 2. Business and Properties—2014 Developments, for a description of our significant transactions in 2014. The acquisitions of the Gold Line, Medford, Bayway and Ferndale assets from Phillips 66 were transfers of businesses between entities under common control, which requires them to be accounted for as if the transfers had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial information has been retrospectively adjusted to include the historical results and financial position of these acquired businesses prior to the effective date of each acquisition. The acquisitions of the Cross-Channel, Palermo and Eagle Ford projects represented transfers of assets. Accordingly, these assets are included in the financial statements prospectively from the effective date of each acquisition. See Note 4—Acquisitions, in the Notes to Consolidated Financial Statements, for additional information.

For periods prior to the Offering, the historical results of operations include our predecessor for accounting purposes. We refer to our pre-Offering predecessor and the operations of the Gold Line, Medford, Bayway and Ferndale assets prior to the effective date of each acquisition collectively as “our Predecessors.” The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66, and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of the Partnership giving retrospective effect to the combined results of operations, financial position and cash flows of the Gold Line, Medford, Bayway and Ferndale assets. Accordingly:

•
The selected income statement data for the year ended December 31, 2014, consists of the consolidated results of the Partnership and the combined results of the Gold Line, Medford, Bayway and Ferndale assets prior to the effective date of each acquisition. The selected income statement data for the year ended December 31, 2013, consists of the consolidated results of the Partnership for the period from July 26, 2013, through December 31, 2013, the combined results of our pre-Offering predecessor for the period from January 1, 2013, through July 25, 2013, and the combined results of the Gold Line, Medford, Bayway and Ferndale assets for the entire year of 2013. The selected income statement data for the years ended December 31, 2012 and 2011, consists entirely of the combined results of our Predecessors.

•
The selected balance sheet data at December 31, 2014, consists of the consolidated balances of the Partnership. The selected balance sheet data at December 31, 2013, consists of the consolidated balances of the Partnership and the combined balances of the Gold Line, Medford, Bayway and Ferndale assets, while the selected balance sheet data at December 31, 2012 and 2011, consists of the combined balances of our Predecessors.

To ensure full understanding, you should read the selected financial data presented below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Millions of Dollars Except Per Unit Amounts
	2014	2013(1)	2012(1)	2011(1)

Transportation and terminaling services revenue—related parties	$222.9	181.9	141.8	134.6
Transportation and terminaling services revenue—third parties	6.1	5.1	3.5	5.2
Net income	124.4	96.7	59.1	63.2
Net income attributable to the Partnership	116.0	28.9	**	**
Limited partners’ interest in net income attributable to the Partnership	107.7	28.3	**	**
Net income attributable to the Partnership per limited partner unit (basic and diluted)(2)
Common units	1.48	0.40	**	**
Subordinated units	1.45	0.40	**	**
Total assets	539.5	775.3	262.3	240.5
Long term debt	18.0	—	—	—
Note payable—related parties	411.6	—	—	—
Cash distributions declared per limited partner unit	1.1176	0.1548	**	**
(1)Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.
(2)See Note 9—Net Income Per Limited Partner Unit, in the Notes to Consolidated Financial Statements.
**Information is not applicable for the periods prior to the Offering.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance, financial condition, and significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 63.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. We are a growth-oriented master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and terminals and other transportation and midstream assets. On July 26, 2013, we completed our initial public offering (the Offering), and our common units trade on the New York Stock Exchange under the symbol “PSXP.”

2014 developments included:

•
Gold Line/Medford Acquisition. We acquired the Gold Line Products System and the Medford Spheres (collectively, the Gold Line/Medford Assets) from Phillips 66 (the Gold Line/Medford Acquisition). The transaction closed on February 28, 2014, with an effective date of March 1, 2014.

•
Bayway/Ferndale/Cross-Channel Acquisition. We acquired the Bayway and Ferndale rail racks and the Cross-Channel Connector assets and redevelopment project (collectively, the Bayway/Ferndale/Cross-Channel Assets) from Phillips 66 in two separate transactions (the Bayway/Ferndale/Cross-Channel Acquisition). Both transactions closed on December 1, 2014.

•
Palermo Rail Terminal Project Acquisition. We purchased real property, assets under construction, lease agreements and permits associated with a rail terminal project from Phillips 66 in two separate transactions (the Palermo Acquisition). The transactions closed on December 5, 2014, and December 10, 2014.

•
Eagle Ford Gathering System Project Acquisition. We purchased real property and assets under construction associated with a gathering system project from Phillips 66 (the Eagle Ford Acquisition). The transaction closed on December 31, 2014.

•
Joint Ventures. On November 21, 2014, we entered into agreements with Paradigm Energy Partners, LLC (Paradigm) to form Phillips 66 Partners Terminal LLC and Paradigm Pipeline LLC, two joint ventures established to develop the Palermo Rail Terminal, a central delivery facility and the Sacagawea Pipeline in North Dakota. The joint ventures were formed on January 16, 2015.

For ease of reference, we refer to the Gold Line/Medford Assets, Bayway/Ferndale/Cross-Channel Assets and the assets associated with the Palermo Acquisition and Eagle Ford Acquisition collectively as “the Acquired Assets,” and the Gold Line/Medford Acquisition, Bayway/Ferndale/Cross-Channel Acquisition, Palermo Acquisition and Eagle Ford Acquisition collectively as “the Acquisitions.”

See the “Summary of Assets and Operations” section of Items 1 and 2. Business and Properties, for an overview of our assets and operations.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. Since we do not own any of the crude oil and refined petroleum products that we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

In connection with the Offering and the Acquisitions, we entered into or amended multiple transportation services and terminal services agreements with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products. We also entered into several other agreements with Phillips 66, including an omnibus agreement, an operational services agreement and a tax sharing agreement. See Note 18—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of the terms of these agreements.

Basis of Presentation
See the “Basis of Presentation” section of Note 1—Business and Basis of Presentation, in the Notes to Consolidated Financial Statements, for important information on the content and comparability of our historical financial statements.

Executive Overview
We reported 2014 net income attributable to the Partnership of $116.0 million and, when combined with the earnings of our Predecessors, net income of $124.4 million. Our partnership and predecessor operations generated cash from operations of $142.4 million, and Phillips 66 contributed $81.5 million to fund our predecessor’s operations during the year. This cash was primarily used to fund strategic acquisitions of businesses and assets, fund capital expenditures, and make quarterly cash distributions to our unitholders and General Partner. As of December 31, 2014, we had cash and cash equivalents of $8.3 million, total debt of $429.6 million, and unused capacity under our revolving credit facility of $482.0 million.

Our 2014 operations and strategic initiatives demonstrated our continuing focus on our business strategies:

•
Maintain safe and reliable operations. We are committed to maintaining and improving the safety, reliability and efficiency of our operations, which we believe to be key components in generating stable cash flows. We strive for operational excellence by utilizing Phillips 66’s existing programs to integrate health, occupational safety, process safety and environmental principles throughout our business with a commitment to continuous improvement. We continue to employ Phillips 66’s rigorous training, integrity and audit programs to drive ongoing improvements in both personal and process safety as we strive for zero incidents. Controlling operating expenses and overhead costs, within the context of our commitment to safety and environmental stewardship, is a high priority. We actively monitor these costs using various methodologies that are reported to senior management. We are committed to protecting the environment and strive to reduce our environmental footprint throughout our operations.

•
Focus on fee-based businesses supported by contracts with minimum volume commitments and inflation escalators. We are focused on generating stable and predictable cash flows by providing fee-based transportation and midstream services to Phillips 66 and third parties. We have multiple long-term, fee-based commercial agreements with Phillips 66 that include minimum volume commitments and inflation escalators. We believe these agreements will substantially mitigate volatility in our cash flows by reducing our direct exposure to commodity price fluctuations.

•
Grow through strategic acquisitions. We plan to pursue strategic acquisitions of assets from Phillips 66 and third parties. We believe Phillips 66 will offer us opportunities to purchase additional transportation and midstream assets that it may acquire or develop in the future or that it currently owns. We also may have opportunities to pursue the acquisition or development of additional assets jointly with Phillips 66.

•
Optimize existing assets and pursue organic growth opportunities. We will seek to enhance the profitability of our existing assets by pursuing opportunities to increase throughput and storage volumes, as well as by managing costs and improving operating efficiencies. We also intend to consider opportunities to increase revenue on our pipeline, terminal, rail rack and storage systems by evaluating and capitalizing on organic expansion projects that may arise in the markets we serve.

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

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil and refined petroleum products that we handle in our pipeline, terminal, rail rack and storage systems. These volumes are primarily affected by the supply of, and demand for, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under our commercial agreements.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repairs and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. Although we seek to manage our maintenance expenditures on our pipelines, terminals, rail racks and storage facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is performed regularly.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization, attributable to both the Partnership and our Predecessors. Adjusted EBITDA is the EBITDA attributable to the Partnership after deducting the EBITDA attributable to our Predecessors. Distributable cash flow is generally defined as adjusted EBITDA less net interest, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue from minimum volume commitments and certain other items. Distributable cash flow does not reflect changes in working capital balances. EBITDA, adjusted EBITDA and distributable cash flow are not presentations made in accordance with accounting principles generally accepted in the United States (GAAP). EBITDA, adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management and external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

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

Factors Affecting the Comparability of Our Financial Results
Our results of operations may not be comparable to our Predecessors’ historical results of operations for the reasons described below:

Revenues
Most of our revenues are generated from the commercial agreements we entered into or amended with Phillips 66 in connection with the Offering and the Acquisitions, under which Phillips 66 agreed to pay us tariffs for transporting crude oil and refined petroleum products on our pipeline systems and fees for providing terminaling and storage services at our terminals, rail racks and storage facilities. These contracts contain minimum volume commitments and, in many cases, tariffs and fees that are higher than our Predecessors’ historical rates.

Expenses
We incur incremental general and administrative expenses as a result of being a stand-alone publicly traded partnership, as well as incremental insurance costs.

Financing
There are differences in the way we finance our operations as compared to the way our Predecessors financed those operations. Historically, our Predecessors’ operations were financed as part of Phillips 66’s integrated operations, and our Predecessors did not record any separate costs associated with financing our operations. Additionally, our Predecessors largely relied on internally generated cash flows and capital contributions from Phillips 66 to satisfy their capital expenditure requirements. We intend to make cash distributions to our unitholders at least at the minimum distribution rate of $0.2125 per unit per quarter ($0.85 per unit on an annualized basis). Based on the terms of our cash distribution policy, we will distribute to our unitholders and our General Partner most of the distributable cash flow generated by our operations. We fund acquisitions and expansion capital expenditures from external sources, including related-party financing from Phillips 66, borrowings under our revolving credit facility and future issuances of debt and equity securities.

Separation of Phillips 66 from ConocoPhillips
Effective April 30, 2012, ConocoPhillips engaged in a separation of its downstream businesses into an independent, publicly traded company, Phillips 66, through the distribution of Phillips 66 common stock to the stockholders of ConocoPhillips. Phillips 66’s consolidated financial statements do not include all of the actual expenses that would have been incurred had Phillips 66 been a stand-alone company during periods prior to the separation and may not reflect Phillips 66’s consolidated results of operations, financial position and cash flows had Phillips 66 been a stand-alone company during those periods. Actual costs that would have been incurred if Phillips 66 had been a stand-alone company depend upon multiple factors that include organizational structure and strategic decisions made in various areas, including information technology and infrastructure. Subsequent to the separation, Phillips 66 began performing these functions using internal resources or services provided by third parties, certain of which were provided by ConocoPhillips during a transition period pursuant to a transition services agreement. As a result, our Predecessors’ historical financial statements for periods prior to the separation do not include all of the actual expenses that would have been allocated to our Predecessors had Phillips 66 been a stand-alone company during periods prior to the separation.

Business Environment
We generate a significant portion of our revenue under long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. Because we do not take ownership of the crude oil or refined petroleum products that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs and the volumetric gain/loss calculations included in our commercial agreements with Phillips 66. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of Phillips 66 or our other customers. Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s and Phillips 66-operated refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy will depend, in part, on the availability of competitively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and general demand for midstream services, including natural gas liquids transportation and fractionation.

RESULTS OF OPERATIONS

	Millions of Dollars
	Year Ended December 31
	2014	2013*	2012*
Revenues
Transportation and terminaling services—related parties	$222.9	181.9	141.8
Transportation and terminaling services—third parties	6.1	5.1	3.5
Other income	0.1	0.2	—
Total revenues	229.1	187.2	145.3

Costs and Expenses
Operating and maintenance expenses	52.5	52.2	54.1
Depreciation	16.2	14.3	13.6
General and administrative expenses	25.6	18.4	13.7
Taxes other than income taxes	4.2	4.8	4.4
Interest and debt expense	5.3	0.3	—
Other expenses	0.1	—	0.1
Total costs and expenses	103.9	90.0	85.9
Income before income taxes	125.2	97.2	59.4
Provision for income taxes	0.8	0.5	0.3
Net Income	$124.4	96.7	59.1
Less: Net income attributable to predecessors	8.4	67.8	59.1
Net income attributable to the Partnership	116.0	28.9	—
Less: General partner’s interest in net income attributable to the Partnership	8.3	0.6	—
Limited partners’ interest in net income attributable to the Partnership	$107.7	28.3	—

Adjusted EBITDA	$136.7	32.0	—

Distributable cash flow	$128.2	30.4	—
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.

	Year Ended December 31
	2014	2013	2012
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines*
Pipeline throughput volumes
Crude oil	286	272	242
Refined products	420	400	395
Total	706	672	637

Terminals
Terminaling throughput and storage volumes
Crude oil	477	383	367
Refined products	430	391	405
Total	907	774	772

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue per barrel	$0.50	0.52	0.45
Average terminaling and storage revenue per barrel	0.30	0.22	0.15
*Represents the sum of volumes transported through each separately tariffed pipeline segment.

The following tables present reconciliations of EBITDA, adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Year Ended December 31
	2014	2013*	2012*
Reconciliation to Net Income
Net income	$124.4	96.7	59.1
Add:
Depreciation	16.2	14.3	13.6
Net interest expense	5.2	0.1	—
Amortization of deferred rentals	0.4	0.2	—
Provision for income taxes	0.8	0.5	0.3
EBITDA	147.0	111.8	73.0
Less:
EBITDA attributable to predecessors	10.3	79.8	73.0
Adjusted EBITDA	136.7	32.0	—
Plus:
Adjustments related to minimum volume commitments	0.6	—	—
Phillips 66 prefunded projects and indemnities	3.5	0.8	—
Transaction costs associated with the Acquisitions	2.7	0.4	—
Less:
Net interest	3.2	0.1	—
Income taxes paid	0.2	—	—
Maintenance capital expenditures	11.9	2.7	—
Distributable cash flow	$128.2	30.4	—
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.

	Millions of Dollars
	Year Ended December 31
	2014	2013*	2012*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$142.4	97.6	75.1
Add:
Net interest expense	5.2	0.1	—
Provision for income taxes	0.8	0.5	0.3
Changes in working capital	(0.3)	12.3	(6.7)
Accrued environmental costs	—	1.1	1.8
Other	(1.1)	0.2	2.5
EBITDA	147.0	111.8	73.0
Less:
EBITDA attributable to predecessors	10.3	79.8	73.0
Adjusted EBITDA	136.7	32.0	—
Plus:
Adjustments related to minimum volume commitments	0.6	—	—
Phillips 66 prefunded projects and indemnities	3.5	0.8	—
Transaction costs associated with the Acquisitions	2.7	0.4	—
Less:
Net interest	3.2	0.1	—
Income taxes paid	0.2	—	—
Maintenance capital expenditures	11.9	2.7	—
Distributable cash flow	$128.2	30.4	—
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.

Statement of Income Analysis

2014 vs. 2013

Revenues increased $41.9 million, or 22 percent, in 2014, primarily attributable to:

•
Higher terminaling and storage volumes and rates resulting from the terminal and storage services agreements entered into with Phillips 66 in connection with the Offering and the Gold Line/Medford Acquisition.

•	Additional storage revenues from the Medford Spheres, which commenced operations in March 2014.

•	Additional terminaling revenues from the Bayway and Ferndale rail racks, which commenced operations in August and November 2014, respectively.

•	Higher pipeline tariff rates on our pipelines.

•
Higher pipeline throughput volumes primarily on our Sweeny to Pasadena Products System, driven by higher volumes shipped from the Sweeny Refinery in 2014. This was partially offset by lower pipeline throughput volumes on our Gold Line Products System due to lower volumes shipped from the Borger Refinery in 2014.

Depreciation increased $1.9 million, or 13 percent, in 2014, primarily due to additional depreciation associated with the Medford Spheres, which commenced operations in March 2014, and the Bayway and Ferndale rail racks, which commenced operations in August and November 2014, respectively. In addition, the increase in 2014 included asset retirements on our Gold Line Products System and Clifton Ridge Crude System.

General and administrative expenses increased $7.2 million, or 39 percent, in 2014, primarily reflecting a full year of incremental expenses associated with operating as a stand-alone publicly traded partnership after the Offering, including audit fees, director fees, insurance costs for directors and officers, and incremental employee costs. Additionally, the increase in 2014 reflected transaction costs, including legal, advisory and audit fees, associated with the Acquisitions.

Interest and debt expense increased $5.0 million in 2014, primarily due to the notes payable assumed in the first and fourth quarters of 2014 associated with the acquisitions of the Gold Line/Medford Assets, the Bayway/Ferndale/CrossChannel Assets and the Palermo Rail Terminal project. See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information.

2013 vs. 2012

Revenues increased $41.9 million, or 29 percent, in 2013, primarily attributable to:

•
Higher terminaling and storage fees in 2013, particularly at our Clifton Ridge terminal. Effective January 1, 2013, the structure of the fees we charge Phillips 66 for terminaling services provided at our Clifton Ridge terminal was changed, replacing a cost-plus arrangement with a fixed-fee, volume-based structure.

•
Increased pipeline tariff rates in 2013, particularly on our Clifton Ridge crude pipelines. The tariff rates in the first six months of 2013 were $0.0800, $0.0500 and $0.0100 per barrel for volumes transported on our Clifton Ridge to Lake Charles refinery pipeline, our Shell to Clifton Ridge pipeline, and our Pecan Grove to Clifton Ridge pipeline, respectively, compared with $0.0050, $0.0025 and $0 per barrel in 2012. The tariff rates for each pipeline are subject to adjustment in July of each year. As such, effective in July 2013, the tariff rates were further increased on our Clifton Ridge crude pipelines, Sweeny to Pasadena products pipelines, Hartford Connector products pipelines and Gold Line products pipelines.

•	Higher pipeline and terminaling throughput volumes on our Gold Line Products System, reflecting increased volumes shipped from the Borger Refinery in 2013.

•
Higher revenues realized under loss allowance provisions in 2013, mainly due to a newly established loss allowance provision on our Sweeny to Pasadena pipelines effective in March 2013 and higher loss allowance revenues on our Clifton Ridge pipelines.

These increases were partially offset by lower pipeline and terminal throughput volume on our Sweeny to Pasadena Products System, reflecting lower volumes shipped from the Sweeny Refinery.

Operating and maintenance expenses decreased $1.9 million, or 4 percent, in 2013, mainly due to lower environmental costs on our Gold Line Products System and Clifton Ridge Crude System and lower expenses on our Ferndale Rail Rack driven by higher spending in 2012 on project design work. These decreases were partially offset by higher tank and marine dock maintenance costs at our Pasadena and Hartford terminals, repairs associated with a pipeline flange at our Pasadena terminal, and dredging work and tank repairs at our Clifton Ridge marine terminal, as well as higher insurance expenses associated with operating as a stand-alone publicly traded partnership. Operating and maintenance expenses included volumetric gains of $1.1 million in 2013, compared with $2.2 million in 2012.

Depreciation increased $0.7 million, or 5 percent, in 2013, mainly due to higher depreciation on the Gold Line Products System resulting from asset write-downs, partially offset by lower depreciation on our Clifton Ridge Crude System driven by asset retirements in 2012.

General and administrative expenses increased $4.7 million, or 34 percent, in 2013, primarily reflecting incremental expenses associated with operating as a stand-alone publicly traded partnership, and higher expense allocations from Phillips 66 due to its increased costs associated with being a stand-alone company subsequent to its separation from ConocoPhillips.

Interest and debt expense increased $0.3 million in 2013. In connection with the Offering, we entered into a $250 million senior unsecured revolving credit facility. The $0.3 million of interest and debt expense consisted of commitment fees and amortization of debt issuance costs.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Historically, our Predecessors’ sources of liquidity included cash generated from operations and funding from Phillips 66. Prior to the Offering and the Acquisitions in respect of the Acquired Assets, our Predecessors participated in Phillips 66’s centralized cash management system; accordingly, the cash receipts were deposited in Phillips 66’s or its subsidiaries’ bank accounts, all cash disbursements were made from those accounts, and our Predecessors maintained no bank accounts dedicated solely to our assets. As a result, our Predecessors’ historical financial statements reflected no cash balances. In connection with the Offering, we established separate bank accounts, and Phillips 66 continues to provide treasury services under our amended omnibus agreement. Our ongoing sources of liquidity following the Offering include cash generated from operations, borrowings from related parties and under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.

Operating Activities
During 2014, cash of $142.4 million was provided by operating activities, a 46 percent improvement over cash from operations of $97.6 million in 2013. The improvement was driven by higher revenues and favorable working capital impacts, partially offset by higher general and administrative expenses and interest and debt expense. Favorable working capital impacts in 2014, compared with 2013, primarily reflected the payment of accrued environmental costs in 2013, and increased accounts payable and accrued interest in 2014.

During 2013, cash of $97.6 million was provided by operating activities, a 30 percent improvement over cash from operations of $75.1 million in 2012. The improvement was driven by higher revenues, partially offset by higher general and administrative expenses and unfavorable working capital impacts. Unfavorable working capital impacts in 2013, compared with 2012, primarily reflected the payment of accrued environmental costs and higher prepaid insurance expenses in 2013, as well as increased accounts receivable and payable with Phillips 66 subsequent to the Offering. Accounts receivable and payable of our Predecessors with Phillips 66 were reflected in the “Net contributions from (distributions to) Phillips 66 from predecessors” line of “Cash Flows from Financing Activities” on our consolidated statement of cash flows.

Revolving Credit Facility
On June 7, 2013, we entered into a $250 million senior unsecured revolving credit agreement (the Credit Agreement) with a syndicate of financial institutions, which became effective upon the closing of the Offering on July 26, 2013. The Credit Agreement includes sub-facilities for swingline loans and letters of credit.

On November 21, 2014, we entered into a first amendment (the Amendment) to the Credit Agreement with several commercial lending institutions (the Credit Agreement and the Amendment are referred to as the Amended Credit Agreement). The Amendment increased the available amount to $500 million and extended the termination date to November 21, 2019. We have the option to increase the overall capacity of the Amended Credit Agreement by up to an additional $250 million for a total of $750 million, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Amended Credit Agreement for two additional one-year terms after November 21, 2019, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

Outstanding borrowings under the Amended Credit Agreement bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Amended Credit Agreement) plus the applicable margin. Prior to our obtaining credit ratings, if any, the pricing levels for the commitment fee and interest-rate margins are determined based on the ratio of total debt as of such date to EBITDA (as described in the Amended Credit Agreement) for the prior four fiscal quarters (debt-to-EBITDA). After we obtain an investment grade credit rating, if ever, the pricing levels will, at our option, be determined based on the credit ratings in effect from time to time. The Amendment modifies the debt-to-EBITDA covenant such that, prior to our obtaining an investment grade rating, the debt-to-EBITDA ratio must be not greater than 4.0 to 1.0 as of the last day of each fiscal quarter (and 4.5 to 1.0 during the specified period following certain acquisitions). After achieving an investment grade rating, the debt-to-EBITDA ratio reverts back to the pre-Amendment requirement of it being not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (and 5.5 to 1.0 during the specified period following certain acquisitions). If an event of default occurs under the Amended Credit Agreement and is continuing, the lenders may terminate their commitments and declare the amount of all outstanding borrowings, together with accrued interest and all fees, to be immediately due and payable. Additionally, until such time as we have an investment grade rating, we would not be able to make any cash distributions to our unitholders for so long as an event of default is continuing. As of December 31, 2014, $18 million was outstanding under the Amended Credit Agreement.

Notes Payable
On March 1, 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Gold Line/Medford Acquisition pursuant to which we assumed a 5-year, $160 million note payable, due February 28, 2019, to a subsidiary of Phillips 66. The note payable bears interest at a fixed rate of 3 percent per annum.

On December 1, 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Bayway/Ferndale/Cross-Channel Acquisition pursuant to which we assumed a 5-year, $244 million note payable, due December 1, 2019, to a subsidiary of Phillips 66. The note payable bears interest at a fixed rate of 3.1 percent per annum.

On December 10, 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Palermo Acquisition pursuant to which we assumed a 5-year, $7.6 million note payable to a subsidiary of Phillips 66. The note payable bears interest at a fixed rate of 2.9 percent per annum.

Interest on these notes is payable quarterly, and all principal and accrued interest are due and payable at maturity on February 28, 2019, December 1, 2019, and December 1, 2019, respectively.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (the SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests and debt securities.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Capital Requirements

Acquisitions
During 2014, we completed several acquisitions of businesses, assets and projects under development. As consideration for these acquisitions, we:

•	Paid $460 million in cash in 2014 (with an additional $14.8 million of cash payments payable in 2015).

•	Assumed $411.6 million in notes payable from Phillips 66.

•	Issued common and general partner units with a fair value of $208.8 million.

A portion of the cash consideration for the Gold Line/Medford and Bayway/Ferndale/Cross-Channel acquisitions was attributable to the carryover basis of the net assets acquired, and was classified as an investing cash outflow, similar to a capital expenditure.

See Note 4—Acquisitions and Note 16—Cash Flow Information, in the Notes to Consolidated Financial Statements, for additional information on our 2014 acquisitions, including consideration paid and the cash and noncash elements of the transactions.

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

Our capital expenditures for the years ended December 31, 2014, 2013 and 2012 were:

	Millions of Dollars
	2014	2013*	2012*
Capital Expenditures
Capital Expenditures Attributable to Predecessors	$90.8	84.1	34.2

Partnership Capital Expenditures
Expansion**	54.2	1.2	—
Maintenance	11.9	2.7	—
Total	66.1	3.9	—
Total Capital Expenditures	$156.9	88.0	34.2
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.
**Expansion capital expenditures include the costs for acquisitions, other than the Gold Line/Medford and Bayway/Ferndale/Cross-Channel acquisitions discussed above.

Our capital expenditures for the year ended December 31, 2014, were $156.9 million, reflecting:

•	Construction of rail racks to accept crude deliveries at the Bayway and Ferndale refineries.

•	Construction and acquisition costs associated with the Palermo Rail Terminal project.

•	Acquisition costs associated with the Eagle Ford Gathering System project.

•	Reactivation of the Cross-Channel Connector Products System.

•	Replacement of buried piping with above-ground piping on our Clifton Ridge Crude System.

•
Engineering and survey work in preparation for the construction of a new tank and installation of enhanced equipment at our Hartford terminal, as well as the reactivation of a portion of the Hartford connector pipeline to a new connection point to increase available capacity.

Our capital expenditures for the year ended December 31, 2013, were $88.0 million, reflecting:

•	Construction of rail racks to accept crude deliveries at the Bayway and Ferndale refineries.

•	Construction of two refinery-grade propylene storage spheres at Medford, Oklahoma.

•
Returning an idled tank back to service, activating an additional bay at the truck rack, and commissioning biodiesel blending services at our Hartford terminal, thereby increasing the terminal’s available capacity.

•	Expansion of ethanol storage capacity at our Wichita terminal.

Our capital expenditures for the year ended December 31, 2012, were $34.2 million, reflecting:

•	Construction of two refinery-grade propylene storage spheres at Medford, Oklahoma.

•	Construction of rail racks to accept crude deliveries at the Bayway and Ferndale refineries.

•	Installation of biodiesel tanks and associated equipment at our Hartford and Pasadena terminals, thereby increasing the terminals’ blending capacity.

•	An upgrade of remote monitoring equipment at our Clifton Ridge Terminal.

•	Construction of a biodiesel tank at our Kansas City Terminal to improve its biodiesel blending capacity.

•	The replacement and upgrade of certain equipment on our Gold Line Products System to improve its operational reliability and efficiency.

We have forecasted capital expenditures and investments to be approximately $206.8 million for the year ending December 31, 2015. Included in our planned 2015 capital expenditures and investments are $12.1 million of maintenance capital expenditures and $194.7 million of expansion capital expenditures and investments. The forecasted capital expenditures and investments are primarily directed toward spending on:

•	Construction of the Eagle Ford Gathering System.

•
Shared construction costs of the joint venture projects with Paradigm, including construction of the Palermo Rail Terminal, the Sacagawea Pipeline, a crude oil storage terminal and a central delivery facility in North Dakota.

•	Reactivation of the Cross-Channel Connector Products System.

•	Construction of a diluent tank at our Hartford terminal.

•	Adding butane blending capacity on our Sweeny to Pasadena Products System.

•	Various upgrades and replacements on our assets.

We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations and $1.8 million in remaining project prefunding from Phillips 66. We expect to rely primarily upon external financing sources, including borrowings under the Amended Credit Agreement, borrowing from related parties and the issuance of debt and equity securities, to fund any significant future expansion capital expenditures.

Cash Distributions
For future quarters, we intend to pay at least the minimum quarterly distribution of $0.2125 per unit, which equates to $16.3 million per quarter, or $65.1 million per year, based on the number of common, subordinated and general partner units outstanding as of December 31, 2014.

On January 21, 2015, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.34 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $29.1 million attributable to the fourth quarter of 2014. This distribution is payable February 13, 2015, to unitholders of record as of February 4, 2015.

Cash distributions will be made to our General Partner in respect of the 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on January 21, 2015, our General Partner will receive approximately 12 percent of the total cash distributions.

The following table summarizes our announced quarterly cash distributions:

Quarter Ended	Quarterly Cash Distribution Per Limited Partner Unit (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
December 31, 2014	$0.3400	$29.1	February 13, 2015
September 30, 2014	0.3168	25.3	November 13, 2014
June 30, 2014	0.3017	23.9	August 13, 2014
March 31, 2014	0.2743	21.1	May 13, 2014
December 31, 2013	0.2248	16.2	February 13, 2014
September 30, 2013*	0.1548	11.1	November 13, 2013
*The quarterly cash distribution for the third quarter of 2013 was calculated as the minimum quarterly cash distribution of $0.2125 per unit, prorated for the period from July 26, 2013, to September 30, 2013.

Subordination Period
Based on the quarterly distributions declared in the second, third and fourth quarters of 2014, a quarterly distribution declaration of $0.3165 or higher attributable to the first quarter of 2015 would end the subordination period during the second quarter of 2015, under the subordination period’s early termination provisions. See Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities—Subordination Period, for additional information on the subordination period and the effects of its expiration.

Contractual Obligations

The following table summarizes our aggregate contractual obligations as of December 31, 2014:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$429.6	—	—	429.6	—
Interest on debt	60.2	13.0	26.0	21.2	—
Operating lease obligations	74.4	1.9	3.8	3.8	64.9
Purchase obligations (b)	41.1	30.4	2.6	2.6	5.5
Other long-term liabilities:
Asset retirement obligations	3.5	—	—	—	3.5
Total	$608.8	45.3	32.4	457.2	73.9

(a)	See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)
Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms. Includes accounts payable reflected on our consolidated balance sheet.

In addition to the obligations included in the table above, in conjunction with the Offering and the Acquisitions, we are party to an amended omnibus agreement with Phillips 66. The amended omnibus agreement contractually requires us to pay a fixed annual fee of $28.7 million to Phillips 66 for certain administrative and operational support services being provided to us. The amended omnibus agreement generally remains in full force and effect so long as Phillips 66 controls our General Partner. Due to the indefinite nature of the agreement’s term, the fixed fee is not included in the contractual obligations table above.

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

Regulatory Matters
Our interstate common carrier crude oil and refined petroleum products pipeline operations are subject to rate regulation by the Federal Energy Regulatory Commission under the Interstate Commerce Act and Energy Policy Act of 1992, and certain of our pipeline systems providing intrastate service are subject to rate regulation by applicable state authorities under their respective laws and regulations. Our pipeline, rail rack and terminal operations are also subject to safety regulations adopted by the Department of Transportation, as well as to state regulations. See Items 1 and 2. Business and Properties—Rates and Other Regulations, for more information on federal and state regulations affecting our business.

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2014, and December 31, 2013, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability. See Note 15—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information about income-tax-related contingencies.

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

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal requirements regarding the environment; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations. At December 31, 2013, our Predecessors recorded a total environmental accrual of $3.4 million associated with the Gold Line Products System. Pursuant to the terms of the Contribution, Conveyance and Assumption Agreement associated with the Gold Line/Medford Acquisition, Phillips 66 assumed the responsibility for these liabilities arising prior to the contribution of the Gold Line Products System to us; therefore we reflected no liabilities associated with them after the effective date of the acquisition. In the future, we may be involved in environmental assessments, cleanups and proceedings. See Items 1 and 2. Business and Properties—Environmental Regulations, for additional information regarding environmental regulations.

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

Excluded Liabilities of the Acquired Assets
Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for any liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, prior to the effective date of each acquisition. We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, from and after the effective date of each acquisition.

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

Depreciation
We calculate depreciation expense using the straight-line method over the estimated useful lives of our PP&E, currently ranging from 3 years to 45 years. Changes in the estimated useful lives of our PP&E could have a material effect on our results of operations.

Impairments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, including applicable liabilities, the carrying value of the long-lived assets included in the asset group is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets; generally at a pipeline system or terminal level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one of the following methods: present values of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted for principal market participant assumptions when necessary. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future tariffs, volumes, operating costs, and capital project decisions, considering all available information at the date of review.

Asset Retirement Obligations
Under various contracts, permits and regulations, we have legal obligations to remove tangible equipment and restore the land at the end of operations at certain operational sites. Our largest asset removal obligations involve the abandonment or removal of pipeline. Estimating the timing and amount of payments for future asset removal costs is difficult. Most of these removal obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. Asset removal technologies and costs, regulatory and other compliance considerations, expenditure timing, and other inputs into valuation of the obligation, including discount and inflation rates, are also subject to change.

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

Intangible Assets and Goodwill
At December 31, 2014, we had an $8.4 million intangible asset pertaining to a construction permit, which is determined to have an indefinite useful life, and thus it is not amortized. This judgmental assessment of an indefinite useful life must be continuously evaluated in the future. If, due to changes in facts and circumstances, management determines this intangible asset has a finite useful life, amortization will commence at that time on a prospective basis. As long as this intangible asset is judged to have an indefinite life, it will be subject to an annual impairment test that requires management’s judgment of the estimated fair value of this intangible asset.

At December 31, 2014, we had $2.5 million of goodwill recorded in conjunction with past business combinations.  Goodwill, an intangible asset, is not amortized.  Instead, goodwill is subject to an annual review for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed.  A reporting unit is an operating segment or a component that is one level below an operating segment.  We have determined we have one reporting unit for goodwill impairment testing purposes.  Management must apply its judgment in determining the estimated fair value of our reporting unit for purposes of performing the annual goodwill impairment test.

Management uses all available information to make this fair value determination, including observed market earnings multiples of comparable companies, our unit price and associated total entity market capitalization and the present values of expected future cash flows using discount rates commensurate with the risks involved in the assets.  In addition, if the estimated fair value of the reporting unit is less than the book value (including the goodwill), further management judgment must be applied in determining the fair values of individual assets and liabilities for purposes of the hypothetical purchase price allocation.  We completed our annual impairment test, as of October 1, 2014, and concluded that the fair value of our reporting unit exceeded the recorded net book value (including goodwill) by over 100 percent. However, a lower fair value estimate in the future could result in an impairment.  For example, a prolonged or significant decline in our unit price or a significant decline in current or forecasted earnings could provide evidence of a need to record an impairment of goodwill.

NEW ACCOUNTING STANDARDS
In May 2014, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2014-09, “Revenue from Contracts with Customers (Topic 606).”  The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards.  This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets.  ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted.  We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we operate only in the United States, we are not exposed to foreign currency exchange-rate risk.

Commodity Price Risk
As we neither take ownership of the crude oil or refined petroleum products we transport or store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodities being shipped. This loss allowance, which represented 10 percent, 13 percent and 12 percent of total revenues in 2014, 2013 and 2012, respectively, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with commodity prices; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

Interest Rate Risk
The following table provides information about our debt instruments that are sensitive to changes in U.S. interest rates.  The table presents the principal cash flows and associated interest rates of these debt instruments by expected maturity dates.  Weighted-average variable rates are based on effective rates at the reporting date. The carrying amount of our floating-rate debt approximates its fair value. We estimated the fair value of the fixed-rate financial instruments with a discounted cash flow model, using discount rates that approximate the rates we observed in the market for similar entities with debts of comparable durations.  We increased these discount rates by 20 basis points to reflect structuring fees.

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Year-End 2014
2015	$—		$—
2016	—		—
2017	—		—
2018	—		—
2019	411.6	3.1%	18.0	1.3%
Remaining years	—		—
Total	$411.6		18.0

Fair value	$415.4		$18.0

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

•	Inability to timely obtain or maintain permits, including those necessary for capital projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to timely complete construction of announced and future capital projects.

•	Costs or liabilities associated with federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The operation and financing decisions of our joint ventures.

•	The factors generally described in Item 1A. Risk Factors in this report.

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHILLIPS 66 PARTNERS LP

Report of Management

The accompanying consolidated financial statements of Phillips 66 Partners LP (the Partnership) and the other information appearing in this Annual Report were prepared by, and are the responsibility of, management of the Partnership’s general partner, Phillips 66 Partners GP LLC. The consolidated financial statements present fairly the Partnership’s financial position, results of operations and cash flows in conformity with accounting principles generally accepted in the United States. In preparing its consolidated financial statements, the Partnership includes amounts that are based on estimates and judgments management of the Partnership’s general partner believes are reasonable under the circumstances. The Partnership’s financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm appointed by the Audit Committee of the Phillips 66 Partners GP LLC Board of Directors. The management of the Partnership’s general partner has made available to Ernst & Young LLP all of the Partnership’s financial records and related data, as well as the minutes of directors’ meetings.

Assessment of Internal Control Over Financial Reporting
Management is also responsible for establishing and maintaining adequate internal control over financial reporting. Phillips 66 Partners’ internal control system was designed to provide reasonable assurance to the management and directors of the Partnership’s general partner regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2014. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013), adopted by the Partnership on December 15, 2014. Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2014.

Ernst & Young LLP has issued an audit report on the Partnership’s internal control over financial reporting as of December 31, 2014, and their report is included herein.

/s/ Greg C. Garland	/s/ Greg G. Maxwell

Greg C. Garland	Greg G. Maxwell
Chairman of the Board of Directors and Chief Executive Officer	Vice President and Chief Financial Officer
Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

February 13, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

We have audited the accompanying consolidated balance sheet of Phillips 66 Partners LP as of December 31, 2014 and 2013, and the related consolidated statements of income, changes in equity and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Partnership’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips 66 Partners LP at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phillips 66 Partners LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 13, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 13, 2015

Report of Independent Registered Public Accounting Firm on
Internal Control Over Financial Reporting

The Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

We have audited Phillips 66 Partners LP’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management of the Partnership’s general partner, Phillips 66 Partners GP LLC, is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Partnership’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Phillips 66 Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2014 consolidated financial statements of Phillips 66 Partners LP and our report dated February 13, 2015, expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 13, 2015

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2014	2013*	2012*
Revenues
Transportation and terminaling services—related parties	$222.9	181.9	141.8
Transportation and terminaling services—third parties	6.1	5.1	3.5
Other income	0.1	0.2	—
Total revenues	229.1	187.2	145.3

Costs and Expenses
Operating and maintenance expenses	52.5	52.2	54.1
Depreciation	16.2	14.3	13.6
General and administrative expenses	25.6	18.4	13.7
Taxes other than income taxes	4.2	4.8	4.4
Interest and debt expense	5.3	0.3	—
Other expenses	0.1	—	0.1
Total costs and expenses	103.9	90.0	85.9
Income before income taxes	125.2	97.2	59.4
Provision for income taxes	0.8	0.5	0.3
Net Income	124.4	96.7	59.1
Less: Net income attributable to predecessors	8.4	67.8	59.1
Net income attributable to the Partnership	116.0	28.9	—
Less: General partner’s interest in net income attributable to the Partnership	8.3	0.6	—
Limited partners’ interest in net income attributable to the Partnership	$107.7	28.3	—

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$1.48	0.40	**
Subordinated units—Phillips 66	1.45	0.40	**

Cash Distribution Paid Per Limited Partner Unit (dollars)	$1.1176	0.1548	**

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	18,889	18,889	**
Common units—Phillips 66	19,380	16,328	**
Subordinated units—Phillips 66	35,217	35,217	**
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.
** Information is not applicable for the pre-Offering period.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2014	2013*
Assets
Cash and cash equivalents	$8.3	425.1
Accounts receivable—related parties	21.5	11.3
Accounts receivable—third parties	1.5	0.6
Materials and supplies	2.2	2.0
Other current assets	2.7	2.3
Total Current Assets	36.2	441.3
Net properties, plants and equipment	485.1	325.1
Goodwill	2.5	2.5
Intangibles	8.4	—
Deferred rentals—related parties	5.9	6.4
Deferred tax assets	0.5	—
Other assets	0.9	—
Total Assets	$539.5	775.3

Liabilities
Accounts payable—related parties	$18.0	5.2
Accounts payable—third parties	10.2	17.3
Payroll and benefits payable	—	0.2
Accrued property and other taxes	2.7	2.3
Accrued interest	1.9	—
Current portion of accrued environmental costs	—	2.0
Deferred revenues—related parties	0.6	—
Other current liabilities	0.3	0.4
Total Current Liabilities	33.7	27.4
Notes payable—related parties	411.6	—
Long-term debt	18.0	—
Asset retirement obligations	3.5	2.4
Accrued environmental costs	—	1.4
Deferred income taxes	—	0.1
Other liabilities	0.5	—
Total Liabilities	467.3	31.3

Equity
Net investment—predecessors	—	169.9
Common unitholders—public (18,888,750 units issued and outstanding)	415.3	409.1
Common unitholder—Phillips 66 (2014—20,938,498 units issued and outstanding; 2013—16,328,362 units issued and outstanding)	57.1	48.6
Subordinated unitholder—Phillips 66 (35,217,112 units issued and outstanding)	116.8	104.9
General partner—Phillips 66 (2014—1,531,518 units issued and outstanding; 2013—1,437,433 units issued and outstanding)	(517.0)	11.5
Total Equity	72.2	744.0
Total Liabilities and Equity	$539.5	775.3
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2014	2013*	2012*
Cash Flows From Operating Activities
Net income	$124.4	96.7	59.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16.2	14.3	13.6
Deferred rentals—related parties	0.4	(0.3)	(1.6)
Accrued environmental costs	—	(1.1)	(1.8)
Deferred tax assets	0.3	—	—
Other	0.8	0.3	(0.9)
Working capital adjustments
Decrease (increase) in accounts receivable	(11.3)	(11.0)	0.2
Decrease (increase) in materials and supplies	(0.2)	(0.3)	—
Decrease (increase) in other current assets	(0.3)	(2.2)	—
Increase (decrease) in accounts payable	9.4	6.6	(0.1)
Increase (decrease) in accrued interest	1.9	—	—
Increase (decrease) in deferred revenues—related parties	0.5	—	—
Increase (decrease) in environmental accruals	—	(6.0)	6.4
Increase (decrease) in other accruals	0.3	0.6	0.2
Net Cash Provided by Operating Activities	142.4	97.6	75.1

Cash Flows From Investing Activities
Gold Line/Medford Acquisition**	(138.0)	—	—
Bayway/Ferndale/Cross-Channel Acquisition**	(28.0)	—	—
Capital expenditures**	(156.9)	(88.0)	(34.2)
Other	7.6	10.8	0.7
Net Cash Used in Investing Activities	(315.3)	(77.2)	(33.5)

Cash Flows From Financing Activities
Net contributions from (distributions to) Phillips 66 from predecessors	81.5	8.5	(41.6)
Project prefunding from Phillips 66	2.2	3.0	—
Distributions to general partner associated with the Acquisitions**	(262.0)	—	—
Borrowing under revolving credit agreement	28.0	—	—
Repayments under revolving credit agreement	(10.0)	—	—
Proceeds from issuance of common units	—	434.4	—
Offering costs	—	(30.0)	—
Debt issuance costs	(0.7)	(0.1)	—
Distributions to common unitholders—public	(21.2)	(2.9)	—
Distributions to common unitholder—Phillips 66	(21.4)	(2.5)	—
Distributions to subordinated unitholder—Phillips 66	(39.3)	(5.5)	—
Distributions to general partner—Phillips 66	(4.6)	(0.2)	—
Other cash contributions from Phillips 66	3.6	—	—
Net Cash Provided by (Used in) Financing Activities	(243.9)	404.7	(41.6)

Net Change in Cash and Cash Equivalents	(416.8)	425.1	—
Cash and cash equivalents at beginning of period	425.1	—	—
Cash and Cash Equivalents at End of Period	$8.3	425.1	—
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.
** See Note 16—Cash Flow Information for additional information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Net Investment*	Total*

December 31, 2011	$—	—	—	—	224.9	224.9
Net income	—	—	—	—	59.1	59.1
Net distributions to Phillips 66—predecessors	—	—	—	—	(41.6)	(41.6)
December 31, 2012	—	—	—	—	242.4	242.4
Net income attributable to predecessors	—	—	—	—	67.8	67.8
Net contributions from Phillips 66—predecessors	—	—	—	—	8.5	8.5
Project prefunding from Phillips 66	—	—	—	—	3.0	3.0
Allocation of net investment to unitholders	—	44.6	96.1	11.1	(151.8)	—
Proceeds from initial public offering, net of offering costs	404.4	—	—	—	—	404.4
Net income attributable to the Partnership	7.6	6.5	14.2	0.6	—	28.9
Quarterly cash distributions to unitholders and General Partner	(2.9)	(2.5)	(5.5)	(0.2)	—	(11.1)
Other contributions from Phillips 66	—	—	0.1	—	—	0.1
December 31, 2013	409.1	48.6	104.9	11.5	169.9	744.0
Net income attributable to predecessors	—	—	—	—	8.4	8.4
Net contributions from Phillips 66—predecessors	—	—	—	—	96.3	96.3
Contributions from Phillips 66 prior to the Acquisitions	—	—	—	—	4.0	4.0
Project prefunding from Phillips 66	—	—	—	—	2.2	2.2
Allocation of net investment—predecessors and deemed net distributions to General Partner	—	—	—	(535.7)	(280.8)	(816.5)
Issuance of units associated with the Acquisitions	—	0.8	—	—	—	0.8
Net income attributable to the Partnership	27.4	29.1	51.2	8.3	—	116.0
Quarterly cash distributions to unitholders and General Partner	(21.2)	(21.4)	(39.3)	(4.6)	—	(86.5)
Other contributions from Phillips 66	—	—	—	3.5	—	3.5
December 31, 2014	$415.3	57.1	116.8	(517.0)	—	72.2

	Common Units—Public	Common Units—Phillips 66	Subordinated Units—Phillips 66	General Partner Units—Phillips 66	Total Units

Units issued in July 2013	18,888,750	16,328,362	35,217,112	1,437,433	71,871,657
December 31, 2013	18,888,750	16,328,362	35,217,112	1,437,433	71,871,657
Units issued associated with the Acquisitions	—	4,610,136	—	94,085	4,704,221
December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries.

Description of the Business
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. We are a growth-oriented master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and terminals and other transportation and midstream assets. On July 26, 2013, we completed our initial public offering (the Offering), and our common units trade on the New York Stock Exchange under the symbol “PSXP.”

2014 developments included:

•
Gold Line/Medford Acquisition. We acquired the Gold Line Products System and the Medford Spheres (collectively, the Gold Line/Medford Assets) from Phillips 66 (the Gold Line/Medford Acquisition). The transaction closed on February 28, 2014, with an effective date of March 1, 2014.

•
Bayway/Ferndale/Cross-Channel Acquisition. We acquired the Bayway and Ferndale rail racks and the Cross-Channel Connector assets and redevelopment project (collectively, the Bayway/Ferndale/Cross-Channel Assets) from Phillips 66 in two separate transactions (the Bayway/Ferndale/Cross-Channel Acquisition). Both transactions closed on December 1, 2014.

•
Palermo Rail Terminal Project Acquisition. We purchased real property, assets under construction, lease agreements and permits associated with a rail terminal project from Phillips 66 in two separate transactions (the Palermo Acquisition). The transactions closed on December 5, 2014, and December 10, 2014.

•
Eagle Ford Gathering System Project Acquisition. We purchased real property and assets under construction associated with a gathering system project from Phillips 66 (the Eagle Ford Acquisition). The transaction closed on December 31, 2014.

•
Joint Ventures. In November 2014, we entered into agreements with Paradigm Energy Partners, LLC (Paradigm) to form Phillips 66 Partners Terminal LLC and Paradigm Pipeline LLC, two joint ventures established to develop the Palermo Rail Terminal, a central delivery facility and the Sacagawea Pipeline in North Dakota. The join venture transactions closed on January 16, 2015.

For ease of reference, we refer to the Gold Line/Medford Assets, Bayway/Ferndale/Cross-Channel Assets and the assets associated with the Palermo Acquisition and Eagle Ford Acquisition collectively as “the Acquired Assets,” and the Gold Line/Medford Acquisition, Bayway/Ferndale/Cross-Channel Acquisition, Palermo Acquisition and Eagle Ford Acquisition collectively as “the Acquisitions.”

Our assets consist of one crude oil pipeline, terminal and storage system; three refined petroleum products pipeline, terminal and storage systems; two crude oil rail racks; two refinery-grade propylene storage spheres and three under-construction organic growth projects. Our assets are connected to, and integral to the operation of, seven of Phillips 66’s wholly owned or jointly owned refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. Since we do not own any of the crude oil and refined petroleum products that we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

Basis of Presentation
The acquisitions of the Gold Line, Medford, Bayway and Ferndale assets were transfers of businesses between entities under common control, which requires them to be accounted for as if the transfers had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and notes have been retrospectively adjusted to include the historical results and financial position of these acquired businesses prior to the effective date of each acquisition. The acquisitions of the Cross-Channel, Palermo and Eagle Ford organic growth projects represented transfers of assets. Accordingly, these assets are included in the financial statements prospectively from the effective date of each acquisition. See Note 4—Acquisitions for additional information.

For periods prior to the Offering, the historical results of operations include our predecessor for accounting purposes. We refer to our pre-Offering predecessor and the operations of the Gold Line, Medford, Bayway and Ferndale assets prior to the effective date of each acquisition collectively as “our Predecessors.” The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66, and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of our Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66 and historically not allocated to the Partnership, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity-method investments, or number of terminals and pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial statements of our Predecessors may not include all of the actual expenses that would have been incurred had we been a stand-alone publicly traded partnership during the periods presented and may not reflect our actual results of operations, financial position and cash flows had we been a stand-alone publicly traded partnership during the periods prior to the Offering.

On April 30, 2012, ConocoPhillips completed the separation of its downstream businesses into Phillips 66. Accordingly, prior to April 30, 2012, the parent company of our Predecessors was ConocoPhillips, and subsequent to April 30, 2012, the parent company of our Predecessors has been Phillips 66. For ease of reference, we refer to Phillips 66 as our Predecessors’ parent for the periods prior to April 30, 2012. For purposes of related party transactions, ConocoPhillips is not considered a related party for periods after April 30, 2012.

All financial information presented for the periods after the Offering represents the consolidated results of operations, financial position and cash flows of the Partnership giving retrospective effect to the combined results of operations, financial position and cash flows of the Gold Line, Medford, Bayway and Ferndale assets. Accordingly:

•
Our consolidated statements of income and cash flows for the year ended December 31, 2014, consist of the combined results of the Gold Line, Medford, Bayway and Ferndale assets prior to the effective date of each acquisition and the consolidated results of the Partnership. Our consolidated statements of income and cash flows for the year ended December 31, 2013, consist of the consolidated results of the Partnership for the period from July 26, 2013, through December 31, 2013, the combined results of our pre-Offering predecessor for the period from January 1, 2013, through July 25, 2013, and the combined results of the Gold Line, Medford, Bayway and Ferndale assets for the entire year of 2013. Our consolidated statements of income and cash flows for the year ended December 31, 2012, consist entirely of the combined results of our Predecessors.

•
Our consolidated balance sheet at December 31, 2014, consists of the consolidated balances of the Partnership. Our consolidated balance sheet at December 31, 2013, consists of the consolidated balances of the Partnership and the combined balances of the Gold Line, Medford, Bayway and Ferndale assets.

•
Our consolidated statement of changes in equity for the year ended December 31, 2014, consists of the combined activity of the Gold Line, Medford, Bayway and Ferndale assets prior to the effective date of each acquisition and the consolidated activity of the Partnership. Our consolidated statement of changes in equity for the year ended December 31, 2013, consists of the consolidated activity of the Partnership completed at and subsequent to the Offering on July 26, 2013, through December 31, 2013, the combined activity of our pre-Offering predecessor for the period from January 1, 2013, through July 25, 2013, and the combined activity of the Gold Line, Medford, Bayway and Ferndale assets for the entire year of 2013. Our consolidated statement of changes in equity for the year ended December 31, 2012, consists entirely of the combined activity of our Predecessors.

Note 2—Summary of Significant Accounting Policies

•	Consolidation Principles and Investments—Our consolidated financial statements include the accounts of majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated.

•
Net Investment—In the consolidated balance sheet, net investment represents Phillips 66’s historical investment in our Predecessors, our Predecessors’ accumulated net earnings after taxes, and the net effect of transactions with, and allocations from, Phillips 66.

•
Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

•
Common Control Transactions—Businesses acquired from Phillips 66 and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their historical costs. If any recognized consideration transferred in such a transaction exceeds the carrying value of the net assets acquired, the excess is treated as a capital distribution to our General Partner, similar to a dividend. If the carrying value of the net assets acquired exceeds any recognized consideration transferred including, if applicable, the fair value of any limited partner units issued, then that excess is treated as a capital contribution from our General Partner. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are reflected in “Net Investment.” Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statement of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity in our consolidated statement of cash flows.

•
Revenue Recognition—Revenue is recognized for crude oil and refined petroleum product pipeline transportation based on the delivery of actual volumes transported at contractual tariff rates. Revenue is recognized for crude oil and refined petroleum product terminaling and storage as performed based on contractual rates related to throughput volumes, capacity or cost-plus-margin arrangements. A significant portion of our revenue is derived from Phillips 66, and the contractual rates do not necessarily reflect market rates for the historical periods presented prior to the Offering or the Acquisitions in respect of the Acquired Assets.

Effective January 1, 2013, the structure of the fees we charge Phillips 66 for terminaling services provided at the Clifton Ridge terminal was changed. During 2012, terminaling fees were on a cost-plus-margin reimbursement basis. Beginning in 2013, the cost-plus-margin arrangement was replaced with various storage, dock and truck unloading fees.

Transportation contracts that are operating leases and include rentals with fixed escalation are recognized on a straight-line basis over the lease term. Any difference between the transportation fee recognized under the straight-line method and the transportation fee received in cash is deferred to the consolidated balance sheet as “Deferred rentals—related parties.” If the underlying transportation contract is amended to eliminate fixed escalation, the balance of deferred rentals is amortized over the remaining life of the contract.

In connection with the Offering and the Acquisitions, we entered into certain transportation services agreements and terminal services agreements with Phillips 66 that are considered operating leases under GAAP. See Note 18—Related Party Transactions, for additional information on these agreements. These agreements include escalation clauses to adjust transportation tariffs and terminaling fees to reflect changes in price indices. Revenues from these agreements are recorded within “Transportation and terminaling services—related parties” on our consolidated statement of income.

Billings to Phillips 66 for shortfall volumes under its quarterly minimum volume commitments are recorded as “Deferred revenues—related parties” in our consolidated balance sheet, as Phillips 66 has the right to make up the shortfall volumes in the following four quarters. The deferred revenue will be recognized at the earlier of:

•	The fulfillment of making up the shortfall volumes.

•	The expiration of the period in which Phillips 66 is contractually allowed to make up the shortfall volumes.

As of December 31, 2014, there was $0.6 million deferred and reported as “Deferred revenues—related parties” in our consolidated balance sheets related to shortfall volumes that could be made up in the future periods.

•
Cash Equivalents—Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and will mature within 90 days or less from the date of acquisition. We carry these at cost plus accrued interest, which approximates fair value.

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

•
Fair Value Measurements—We measure assets and liabilities requiring fair value presentation or disclosure using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclose such amounts according to the quality of valuation inputs under the following hierarchy:

Level 1: Quoted prices in an active market for identical assets or liabilities.
Level 2: Inputs other than quoted prices that are directly or indirectly observable.
Level 3: Unobservable inputs that are significant to the fair value of assets or liabilities.

We classify the fair value of an asset or liability based on the lowest level of input significant to its measurement. A fair value initially reported as Level 3 will be subsequently reported as Level 2 if the unobservable inputs become inconsequential to its measurement, or corroborating market data becomes available. Asset and liability fair values initially reported as Level 2 will be subsequently reported as Level 3 if corroborating market data becomes unavailable.

The carrying amounts of our trade receivables and payables approximate fair values.

Nonrecurring Fair Value Measurements—Fair value measurements are applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consists primarily of asset retirement obligations. Nonrecurring fair value measurements are also applied, when applicable, to determine the fair value of our long-lived assets.

•
Accounts Receivable—Prior to the Offering or the Acquisitions in respect of the Acquired Assets, our receivables primarily consisted of third-party customer accounts receivable that were recorded at the invoiced amounts and did not bear interest. Intercompany receivables with Phillips 66 were included in “Net investment—predecessors” on the consolidated balance sheet. Subsequent to the Offering or the Acquisitions in respect of the Acquired Assets, our receivables primarily consist of accounts receivable from related parties that are recorded at the invoiced amounts and do not bear interest. Account balances for these receivables are charged directly to bad debt expense if it becomes probable the receivable will not be collected.

•
Properties, Plants and Equipment (PP&E)—PP&E is stated at cost. Costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation of PP&E is determined by either the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

•
Major Maintenance Activities—Costs for planned integrity management projects are expensed in the period incurred. These types of costs include pipe and tank inspection services, contractor repair services, materials and supplies, equipment rentals and our labor costs.

•
Impairment of PP&E—PP&E used in operations is assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, including applicable liabilities, the carrying value of the PP&E in the asset group is written down to estimated fair value through additional depreciation provisions and reported as impairments in the periods in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets—generally at a pipeline system or terminal level. Because there usually is a lack of quoted market prices for our long-lived assets, the fair value of impaired assets is typically determined based on one or more of the following methods: the present values of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted using principal market participant assumptions when necessary.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future throughputs, prices, operating costs, tariffs, and capital project decisions, considering all available evidence at the date of review.

•
Intangible Assets Other Than Goodwill—Intangible assets with finite useful lives are amortized by the straight-line method over their useful lives. Intangible assets with indefinite useful lives are not amortized but are tested at least annually for impairment. Each reporting period, we evaluate the remaining useful lives of intangible assets not being amortized to determine whether events and circumstances continue to support indefinite useful lives. These indefinite-lived intangibles are considered impaired if the fair value of the intangible asset is lower than net book value. The fair value of intangible assets is determined based on quoted market prices in active markets, if available. If quoted market prices are not available, fair value of intangible assets is determined based upon the present values of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants, or upon estimated replacement cost, if expected future cash flows from the intangible asset are not determinable.

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

•
Asset Retirement Obligations and Environmental Costs—Fair values of legal obligations to retire and remove long-lived assets are recorded in the period in which the obligation is incurred. When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related PP&E. Over time, the liability is increased for the change in its present value, and the capitalized cost in PP&E is depreciated over the useful life of the related asset or group of assets. Our estimate may change after initial recognition, in which case we record an adjustment to the liability and PP&E.

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

•
Employee Benefit Plans—The employees supporting our operations are employees of Phillips 66 and its affiliates. Phillips 66 sponsors various employee pension and postretirement health insurance plans. For purposes of these consolidated financial statements, we are accounting for our participation in these benefit plans as multiemployer plans. We recognize as expense in each period an allocation from Phillips 66 for our share of payroll costs and employee benefit plan costs, and we do not recognize any employee benefit plan assets or liabilities. See Note 18—Related Party Transactions, for additional information on benefit plan cost allocation from Phillips 66. While we are accounting for our participation as multiemployer plans for the purposes of presenting these consolidated financial statements, those benefit plans are not technically multiemployer plans. Therefore, we have not included the disclosures required for multiemployer plans.

•
Income Taxes—We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Our taxable income was included in the consolidated U.S. federal income tax returns of Phillips 66 and in a number of consolidated state income tax returns. Subsequent to the Offering and the Acquisitions in respect of the Acquired Assets, our operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Therefore, we have excluded income taxes from these consolidated financial statements, except for the income tax provision resulting from state laws that apply to entities organized as partnerships. With regard to Texas, our tax provision is computed as if we were a stand-alone tax paying entity. Interest related to unrecognized tax benefits is included in interest and debt expense, and penalties are included in operating and maintenance expenses.

•	Comprehensive Income—We have not reported comprehensive income due to the absence of items of other comprehensive income in the periods presented.

•
Unit-Based Compensation—Upon awarding phantom units to non-employee directors of the Partnership, we immediately recognize compensation expense equal to the grant-date fair value of the phantom units, since these phantom units cannot be forfeited.

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

Note 4—Acquisitions

Gold Line/Medford Acquisition
In February 2014, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire the Gold Line/Medford Assets, which were operating as a business at the time of their acquisition, for total consideration of $700.0 million, consisting of $400.0 million in cash; the issuance of 3,530,595 common units of the Partnership to Phillips 66 Company and the issuance of 72,053 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest, with an aggregate fair value of the common and general partner units of $140.0 million; and the assumption by the Partnership of a 5-year, $160.0 million note payable to a subsidiary of Phillips 66. The Gold Line/Medford Acquisition closed on February 28, 2014, with an effective date of March 1, 2014. Total transaction costs of $1.8 million associated with the Gold Line/Medford Acquisition were expensed as incurred.

Bayway/Ferndale/Cross-Channel Acquisition
In October 2014, we entered into a CCAA and a separate Purchase and Sale Agreement (PSA) with subsidiaries of Phillips 66, to acquire the Bayway and Ferndale rail racks, which were operating as businesses at the time of their acquisition, and the Cross-Channel Connector project, an organic growth project to substantially expand and redevelop a pipeline system at the Houston Ship Channel. Consideration under the CCAA was $340.0 million, consisting of $28.0 million cash; the issuance of 1,066,412 common units of the Partnership to Phillips 66 Company and the issuance of 21,764 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest, with an aggregate fair value of the common and general partner units of $68.0 million; and the assumption by the Partnership of a 5-year, $244.0 million note payable to a subsidiary of Phillips 66. Consideration under the PSA was $7.0 million, payable in cash and reflected as a payable to Phillips 66 at December 31, 2014. Both transactions comprising the Bayway/Ferndale/Cross-Channel Acquisition closed on December 1, 2014, with total estimated transaction costs of $0.7 million expensed as incurred.

Palermo Rail Terminal Project Acquisition
In December 2014, we entered into a PSA with a subsidiary of Phillips 66 to purchase real property, assets under construction and lease agreements associated with the rail terminal project for $28.0 million in cash. In addition, we entered into a Contribution Agreement with certain subsidiaries of Phillips 66 to acquire Phillips 66’s ownership interest in the rail terminal project, including permits, for total consideration of $8.4 million, consisting of the issuance of 13,129 common units of the Partnership to Phillips 66 Company and the issuance of 268 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest, with an aggregate fair value of the common and general partner units of $0.8 million, and the assumption by the Partnership of a 5-year, $7.6 million note payable to a subsidiary of Phillips 66. The acquisitions closed on December 5, 2014, and December 10, 2014.

Eagle Ford Gathering System Project Acquisition
In December 2014, we entered into a PSA with a subsidiary of Phillips 66 to acquire real property and assets under construction associated with the gathering system project for total consideration of $11.8 million. $5.5 million of the consideration was cash paid in December 2014, and $6.3 million was reflected as a payable to Phillips 66 at December 31, 2014. The acquisition closed on December 31, 2014.

In connection with the Acquisitions, we entered into various commercial agreements with Phillips 66 and amended the omnibus agreement and the operational services agreement with Phillips 66. See Note 18—Related Party Transactions, for a summary of the terms of these agreements.

After the Acquisitions, Phillips 66 owns:

•	20,938,498 common units and 35,217,112 subordinated units, representing an aggregate 73.3 percent limited partner interest.

•	1,531,518 general partner units, representing a 2.0 percent general partner interest.

•	All of the incentive distribution rights (IDRs).

Because the Gold Line, Medford, Bayway and Ferndale acquisitions were considered transfers of businesses between entities under common control, these acquired businesses were transferred at historical carrying value under GAAP. The carrying value of the Gold Line/Medford Assets was $138.0 million as of February 28, 2014. The carrying value of the Bayway and Ferndale rail racks was $142.8 million as of November 30, 2014. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of these acquired businesses prior to the effective date of each acquisition, as if we owned these acquired businesses for all periods presented. The acquisitions of the Cross-Channel, Palermo and Eagle Ford organic growth projects represented transfers of assets between entities under common control. Accordingly, these assets were also transferred at historical carrying value, but are included in the financial statements prospectively from the effective date of each acquisition.

The following tables present our results of operations and financial position giving effect to the Acquisitions. The combined results of the Gold Line/Medford Assets and the Bayway/Ferndale rail racks prior to the effective date of each acquisition are included in “Gold Line/Medford Predecessor” and “Bayway/Ferndale Predecessor,” respectively. The consolidated results of the Acquired Assets after the effective date of each acquisition are included in “Phillips 66 Partners LP.”

	Millions of Dollars
	Year Ended December 31, 2014
	Phillips 66 Partners LP(1)	Gold Line/Medford Predecessor(2)	Bayway/Ferndale Predecessor(3)	Consolidated Results
Consolidated Statement of Income
Revenues
Transportation and terminaling services—related parties	$203.5	15.2	4.2	222.9
Transportation and terminaling services—third parties	5.4	0.7	—	6.1
Other income	0.1	—	—	0.1
Total revenues	209.0	15.9	4.2	229.1

Costs and Expenses
Operating and maintenance expenses	47.0	3.3	2.2	52.5
Depreciation	14.3	1.2	0.7	16.2
General and administrative expenses	21.9	1.1	2.6	25.6
Taxes other than income taxes	3.6	0.6	—	4.2
Interest and debt expense	5.3	—	—	5.3
Other expenses	0.1	—	—	0.1
Total costs and expenses	92.2	6.2	5.5	103.9
Income before income taxes	116.8	9.7	(1.3)	125.2
Provision for income taxes	0.8	—	—	0.8
Net Income	116.0	9.7	(1.3)	124.4
Less: Net income attributable to predecessors	—	9.7	(1.3)	8.4
Net Income Attributable to the Partnership	$116.0	—	—	116.0
(1)Includes the consolidated results of the Acquired Assets after the effective date of each acquisition.
(2)Combined results of the Gold Line/Medford Assets prior to the effective date of the acquisition.
(3)Combined results of the Bayway/Ferndale rail racks prior to the effective date of the acquisition.

	Millions of Dollars
	Year Ended December 31, 2013
	Phillips 66 Partners LP (As previously reported on Form 10-K filed on 2/21/2014)	Gold Line/Medford Predecessor	Bayway/Ferndale Predecessor	Consolidated Results
Consolidated Statement of Income
Revenues
Transportation and terminaling services—related parties	$106.4	75.5	—	181.9
Transportation and terminaling services—third parties	0.2	4.9	—	5.1
Other income	0.2	—	—	0.2
Total revenues	106.8	80.4	—	187.2

Costs and Expenses
Operating and maintenance expenses	27.4	23.8	1.0	52.2
Depreciation	6.2	8.1	—	14.3
General and administrative expenses	10.0	6.5	1.9	18.4
Taxes other than income taxes	1.7	3.0	0.1	4.8
Interest and debt expense	0.3	—	—	0.3
Total costs and expenses	45.6	41.4	3.0	90.0
Income before income taxes	61.2	39.0	(3.0)	97.2
Provision for income taxes	0.5	—	—	0.5
Net Income	60.7	39.0	(3.0)	96.7
Less: Net income attributable to predecessors	31.8	39.0	(3.0)	67.8
Net Income Attributable to the Partnership	$28.9	—	—	28.9

	Millions of Dollars
	Year Ended December 31, 2012
	Phillips 66 Partners LP (As previously reported on Form 10-K filed on 2/21/2014)	Gold Line/Medford Predecessor	Bayway/Ferndale Predecessor	Consolidated Results
Consolidated Statement of Income
Revenues
Transportation and terminaling services—related parties	$79.7	62.1	—	141.8
Transportation and terminaling services—third parties	0.4	3.1	—	3.5
Total revenues	80.1	65.2	—	145.3

Costs and Expenses
Operating and maintenance expenses	22.9	29.5	1.7	54.1
Depreciation	6.6	7.0	—	13.6
General and administrative expenses	7.8	5.6	0.3	13.7
Taxes other than income taxes	1.4	3.0	—	4.4
Other expenses	—	0.1	—	0.1
Total costs and expenses	38.7	45.2	2.0	85.9
Income before income taxes	41.4	20.0	(2.0)	59.4
Provision for income taxes	0.3	—	—	0.3
Net Income	41.1	20.0	(2.0)	59.1
Less: Net income attributable to predecessors	41.1	20.0	(2.0)	59.1
Net Income Attributable to the Partnership	$—	—	—	—

	Millions of Dollars
	Year Ended December 31, 2013
	Phillips 66 Partners LP (As previously reported on Form 10-K filed on 2/21/2014)	Gold Line/Medford Predecessor	Bayway/Ferndale Predecessor	Consolidated Results
Consolidated Balance Sheet
Assets
Cash and cash equivalents	$425.1	—	—	425.1
Accounts receivable—related parties	11.3	—	—	11.3
Accounts receivable—third parties	0.1	0.5	—	0.6
Materials and supplies	0.6	1.4	—	2.0
Other current assets	2.3	—	—	2.3
Total Current Assets	439.4	1.9	—	441.3
Net properties, plants and equipment	135.9	135.3	53.9	325.1
Goodwill	2.5	—	—	2.5
Deferred rentals—related parties	6.4	—	—	6.4
Total Assets	$584.2	137.2	53.9	775.3

Liabilities
Accounts payable—related parties	$5.2	—	—	5.2
Accounts payable—third parties	3.0	5.0	9.3	17.3
Payroll and benefits payable	—	0.1	0.1	0.2
Accrued property and other taxes	1.0	1.3	—	2.3
Current portion of accrued environmental costs	—	2.0	—	2.0
Other current liabilities	0.4	—	—	0.4
Total Current Liabilities	9.6	8.4	9.4	27.4
Asset retirement obligations	0.4	2.0	—	2.4
Accrued environmental costs	—	1.4	—	1.4
Deferred income taxes	0.1	—	—	0.1
Total Liabilities	10.1	11.8	9.4	31.3

Equity
Net investment—predecessors	—	125.4	44.5	169.9
Common unitholders—public	409.1	—	—	409.1
Common unitholder—Phillips 66	48.6	—	—	48.6
Subordinated unitholder—Phillips 66	104.9	—	—	104.9
General partner—Phillips 66	11.5	—	—	11.5
Total Equity	574.1	125.4	44.5	744.0
Total Liabilities and Equity	$584.2	137.2	53.9	775.3

Note 5—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 95 percent, 94 percent and 95 percent of our total revenues for the years ended December 31, 2014, 2013 and 2012, respectively. We provide crude oil and refined petroleum product pipeline transportation, terminaling and storage services to Phillips 66 and other related and third parties.

We are potentially exposed to concentration of credit risk primarily through our accounts receivable with Phillips 66. These receivables have payment terms of 30 days or less. We monitor the creditworthiness of Phillips 66, which has an investment grade credit rating, and we have no history of collectability issues with them.

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2014	2013*
Cost:
Land		$17.4	6.0
Buildings and improvements	3 to 30 years	27.3	15.6
Pipelines and related assets	10 to 45 years	165.0	150.7
Terminals and related assets	25 to 45 years	334.7	286.5
Rail racks and related assets	33 years	133.5	—
Construction-in-progress		54.5	95.9
Gross PP&E		732.4	554.7
Less: accumulated depreciation		(247.3)	(229.6)
Net PP&E		$485.1	325.1
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.

Note 7—Goodwill and Intangibles

Goodwill
Goodwill was allocated to us from Phillips 66 based on the relative fair market value of our net PP&E, compared with the fair market value of Phillips 66’s reporting unit that included our net PP&E as of the date on which Phillips 66’s purchase transaction that resulted in goodwill was completed. Goodwill is tested for impairment on an annual basis and when indicators of potential impairment exist. We have performed our annual impairment tests, and no impairment in the carrying value of goodwill has been identified for the years ended December 31, 2014, 2013 and 2012. Goodwill was $2.5 million as of December 31, 2014 and 2013.

Intangible Asset
In connection with the Palermo Acquisition, we acquired an indefinite-lived intangible asset pertaining to a construction permit. At December 31, 2014, the balance for this asset was $8.4 million. As of December 31, 2014 and 2013, we had no amortized intangible assets.

Note 8—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2014	2013

Asset retirement obligations	$3.5	2.4
Accrued environmental costs	—	3.4
Total asset retirement obligations and accrued environmental costs	3.5	5.8
Asset retirement obligations and accrued environmental costs due within one year	—	(2.0)
Long-term asset retirement obligations and accrued environmental costs	$3.5	3.8

Asset Retirement Obligations
We have asset removal obligations that we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of pipelines and rail racks. Most of these obligations are not expected to be paid until many years in the future.
During 2014 and 2013, our overall asset retirement obligations changed as follows:

	Millions of Dollars
	2014	2013

Balance at January 1	$2.4	2.0
Accretion of discount	0.1	—
New obligations*	1.0	—
Changes in estimates of existing obligations	—	0.4
Balance at December 31	$3.5	2.4
*New obligation was associated with the newly constructed Bayway Rail Rack.

We do not expect any short-term spending and, as a result, there were no current liabilities reported on the consolidated balance sheet for asset retirement obligations at December 31, 2014 and 2013.

Accrued Environmental Costs
Our Predecessors recorded a total environmental accrual of $3.4 million at December 31, 2013, primarily related to cleanup and remediation at pipeline and terminal locations. Pursuant to the terms of our amended omnibus agreement, Phillips 66 indemnifies us for the environmental liabilities associated with the assets contributed to us in connection with the Offering and which arose prior to the closing of the Offering. Pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for accrued environmental liabilities associated with the Acquired Assets arising prior to the effective date of each acquisition. In the future, we may be involved in environmental assessments, cleanups and proceedings.

Note 9—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units, and IDRs. Basic and diluted net income per unit are the same because we do not have any potentially dilutive instruments outstanding for the periods presented.

	Millions of Dollars
	2014	2013

Net income attributable to the Partnership	$116.0	28.9
Less: General partner’s distributions declared (including IDRs)*	7.9	0.5
Limited partners’ distributions declared on common units*	48.1	13.4
Limited partner’s distributions declared on subordinated units*	43.4	13.4
Distributions less than net income attributable to the Partnership	$16.6	1.6
*Distributions declared are attributable to the indicated periods.

	2014
	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Net income attributable to the Partnership (millions of dollars):
Distributions declared	$7.9	48.1	43.4	99.4
Distributions less than net income attributable to the Partnership	0.4	8.4	7.8	16.6
Net income attributable to the Partnership	$8.3	56.5	51.2	116.0

Weighted average units outstanding:
Basic	1,499,704	38,268,371	35,217,112	74,985,187
Diluted	1,499,704	38,268,371	35,217,112	74,985,187

Net income per limited partner unit (dollars):
Basic		$1.48	1.45
Diluted		1.48	1.45

	2013
	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Net income attributable to the Partnership (millions of dollars):
Distributions declared	$0.5	13.4	13.4	27.3
Distributions less than net income attributable to the Partnership	0.1	0.7	0.8	1.6
Net income attributable to the Partnership	$0.6	14.1	14.2	28.9

Weighted average units outstanding:
Basic	1,437,433	35,217,112	35,217,112	71,871,657
Diluted	1,437,433	35,217,112	35,217,112	71,871,657

Net income per limited partner unit (dollars):
Basic		$0.40	0.40
Diluted		0.40	0.40

On January 21, 2015, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.34 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $29.1 million attributable to the fourth quarter of 2014. This distribution is payable February 13, 2015, to unitholders of record as of February 4, 2015.

Note 10—Debt

Long-term debt at December 31 was:

	Millions of Dollars
	2014	2013

Revolving credit facility due 2019 at 1.3% at year-end 2014	$18.0	—
Note payable to Phillips 66 due 2019 at 3.0% at year-end 2014	160.0	—
Note payable to Phillips 66 due 2019 at 3.1% at year-end 2014	244.0	—
Note payable to Phillips 66 due 2019 at 2.9% at year-end 2014	7.6	—
Total debt	429.6	—
Short-term debt	—	—
Long-term debt	$429.6	—

Revolving Credit Facility
On June 7, 2013, we entered into a $250 million senior unsecured revolving credit agreement (the Credit Agreement) with a syndicate of financial institutions, which became effective upon the closing of the Offering on July 26, 2013. The Credit Agreement includes sub-facilities for swingline loans and letters of credit.

On November 21, 2014, we entered into a first amendment (the Amendment) to the Credit Agreement with several commercial lending institutions (the Credit Agreement and the Amendment are referred to as the Amended Credit Agreement). The Amendment increased the available amount to $500 million from $250 million and extended the termination date to November 21, 2019. We have the option to increase the overall capacity of the Amended Credit

Agreement by up to an additional $250 million, for a total of $750 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. We also have the option to extend the Amended Credit Agreement for two additional one-year terms after November 21, 2019, subject to, among other things, the consent of the lenders holding the majority of the commitments and each lender extending its commitment. As of December 31, 2014, $18 million was outstanding under the Amended Credit Agreement.

Notes Payable
On March 1, 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Gold Line/Medford Acquisition pursuant to which we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66. The note payable bears interest at a fixed rate of 3 percent per annum. Interest on the note is payable quarterly, and all principal and accrued interest are due and payable at maturity on February 28, 2019. At December 31, 2014, the carrying value and fair value of this note were $160.0 million and $162.7 million, respectively.

On December 1, 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Bayway/Ferndale/Cross-Channel Acquisition pursuant to which we assumed a 5-year, $244 million note payable to a subsidiary of Phillips 66 that bears interest at a fixed rate of 3.1 percent per annum. Interest on the note is payable quarterly, and all principal and accrued interest is due and payable at maturity on December 1, 2019. At December 31, 2014, the carrying value and fair value of this note were $244.0 million and $245.2 million, respectively.

On December 10, 2014, we entered in an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Palermo Rail Terminal Project Acquisition pursuant to which we assumed a 5-year, $7.6 million note payable to a subsidiary of Phillips 66 that bears interest at a fixed rate of 2.9 percent per annum. Interest on the note is payable quarterly, and all principal and accrued interest are due and payable at maturity on December 1, 2019. At December 31, 2014, the carrying value and fair value of this note were $7.6 million and $7.5 million, respectively.

We calculated the fair values of these notes with a discounted cash flow model, using discount rates that approximate the rates we observed in the market for similar entities with debts of comparable durations. We increased these discount rates by 20 basis points to reflect structuring fees. Given the methodology employed, we classified the quality of these fair values as Level 2.

Subsidiary Guarantors
In August 2014, we filed a universal shelf registration statement with the U.S. Securities and Exchange Commission under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests and debt securities. Phillips 66 Partners LP, as the Partnership’s parent company, has no independent assets or operations. The Partnership’s operations are conducted by its operating subsidiaries. Under the shelf registration statement, each of Phillips 66 Partners LP’s subsidiaries is a guarantor, other than (i) Phillips 66 Partners Finance Corporation, a 100-percent-owned subsidiary of the Partnership whose sole purpose is to possibly act as co-issuer of any debt securities, and (ii) subsidiaries that are minor. Each subsidiary guarantor is directly or indirectly 100 percent owned by Phillips 66 Partners LP. The guarantees are full and unconditional and joint and several. There are no significant restrictions on the ability of Phillips 66 Partners LP or any subsidiary guarantor to obtain funds from its subsidiaries by dividend or loan. None of the assets of Phillips 66 Partners LP or a subsidiary guarantor represent restricted net assets pursuant to Rule 4-08(e)(3) of Regulation S-X under the Securities Act of 1933, as amended.

Note 11—Contingencies

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

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At December 31, 2013, our Predecessors recorded a total environmental accrual of $3.4 million associated with the Gold Line Products System. Pursuant to the terms of the Contribution, Conveyance and Assumption Agreement associated with the Gold Line/Medford Acquisition, Phillips 66 assumed the responsibility for these liabilities arising prior to the contribution of the Gold Line Products System to us; therefore we reflect no liabilities associated with them after effective date of the acquisition. As of December 31, 2014, we did not have any material environmental accruals. In the future, we may be involved in environmental assessments, cleanups and proceedings. See Note 8—Asset Retirement Obligations and Accrued Environmental Costs, for a summary of our accrued environmental liabilities.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2014 and 2013, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Excluded Liabilities of the Acquired Assets
Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for any liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, prior to the effective date of each acquisition. We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, from and after the effective date of each acquisition.

Note 12—Leases

Lessor
In connection with the Offering and the Acquisitions, we entered into several transportation services agreements, terminal services agreements and storage services agreements with Phillips 66 that are considered operating leases under GAAP. See Note 18—Related Party Transactions, for additional information on these agreements. These agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from these agreements are recorded within “Transportation and terminaling services—related parties” on our consolidated statement of income.

As of December 31, 2014, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars

2015	$211.0
2016	211.5
2017	211.0
2018	192.3
2019	162.4
2020 and thereafter	753.6
Total	$1,741.8

Lessee
In connection with the acquisition of the Bayway Rail Rack, we entered into a lease agreement with Phillips 66 for using the land underlying or associated with the Bayway Rail Rack. Effective December 1, 2014, the land lease has a primary term of 40 years and is considered an operating lease under GAAP. Due to the economic infeasibility to cancel the land lease, we consider the lease non-cancellable. See Note 18—Related Party Transactions, for additional information on the lease agreement. For the year ended December 31, 2014, the operating lease rental expense was $0.2 million, representing one month of rental expense. The future minimum lease payments as of December 31, 2014, for the operating lease obligation were:

Millions of Dollars

2015	$1.9
2016	1.9
2017	1.9
2018	1.9
2019	1.9
Remaining years	64.9
Total minimum lease payments	$74.4

Note 13—Employee Benefit Plans

Employees of Phillips 66 who directly or indirectly support our operations participate in the pension, postretirement health insurance, and defined contribution benefit plans sponsored by Phillips 66, which includes other subsidiaries of Phillips 66. For the year ended December 31, 2014, the pension, postretirement health insurance and defined contribution benefit plan costs of $0.6 million, consisted of the costs allocated to the Gold Line, Medford, Bayway and Ferndale businesses from Phillips 66 prior to the effective date of each acquisition, and the costs of Phillips 66’s employees who are fully dedicated to supporting our business for the year ended December 31, 2014. For the year ended December 31, 2013, these costs, totaling $3.0 million, consisted of the costs allocated to our Predecessors from Phillips 66 prior to the effective date of each acquisition, and the costs of Phillips 66’s employees who are fully dedicated to supporting our business. For the year ended December 31, 2012, these costs, totaling $4.5 million, consisted of the costs allocated to our Predecessors from Phillips 66 prior to the effective date of each acquisition.

These costs are included in either “General and administrative expenses” or “Operating and maintenance expenses” on our consolidated statement of income, depending on the nature of the employee’s role in our operations.

Note 14—Unit-Based Compensation

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

From the closing of the Offering through December 31, 2014, we have only issued phantom units to non-employee directors under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the settlement date, and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount equal to any cash distributions paid on a common unit during that time. During the years ended December 31, 2014 and 2013, we granted 4,161 and 2,171 phantom units, respectively, to three non-employee directors of our General Partner. On the grant date, phantom units awarded to non-employee directors become non-forfeitable; therefore we immediately recognize expense equal to the grant-date fair value of the award.  These phantom units do not convey voting rights.

Note 15—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships, primarily Texas.

Income taxes charged to income were:

	Millions of Dollars
	2014	2013	2012

Current	$0.5	0.4	0.3
Deferred	0.3	0.1	—
Total	$0.8	0.5	0.3

At December 31, 2014 and 2013, we had a deferred tax asset of $0.5 million and a deferred tax liability of $0.1 million, respectively. The deferred tax asset was primarily associated with PP&E, partially offset by deferred rentals. The deferred tax liability was primarily related to PP&E and deferred rentals. Our effective tax rate was 0.6 percent, 0.5 percent and 0.5 percent, respectively, for the years ended December 31, 2014, 2013 and 2012. The higher effective tax rate in 2014 was primarily associated with the acquisition of the Bayway/Ferndale/Cross-Channel Assets.

As of December 31, 2014 and 2013, we had no liability reported for unrecognized tax benefits and we did not have any interest or penalties related to income taxes for the years ended December 31, 2014, 2013 and 2012. Texas and Illinois tax returns for 2014 and 2013 are subject to examination.

Note 16—Cash Flow Information

The Acquisitions had cash and noncash elements. The common and general partner units issued to Phillips 66 in the Gold Line/Medford and Bayway/Ferndale/Cross-Channel acquisitions were assigned no value, because the cash consideration and note payable assumption exceeded the historical net book value of the acquired assets for each acquisition. Accordingly, the units issued for these acquisitions had no impact on partner capital balances, other than changing ownership percentages.

Gold Line/Medford Acquisition
We attributed $138.0 million of the total $400.0 million cash consideration paid to the historical book value of the assets acquired (an investing cash outflow).  The remaining $262.0 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow).  The assumption of the $160.0 million note payable was deemed a noncash distribution to our General Partner (a noncash financing activity).  Together, the excess cash consideration and the assumption of the note payable resulted in a $422.0 million reduction in our General Partner’s capital balance.

Bayway/Ferndale/Cross-Channel Acquisition
The historical net book value of the assets acquired in the Bayway/Ferndale/Cross-Channel Acquisition was $160.1 million. Cash consideration was $35.0 million, of which we paid $28.0 million in December 2014 (an investing cash outflow) and $7.0 million was reflected as a payable to Phillips 66 at December 31, 2014 (a noncash investing activity).  We attributed $125.1 million of the $244.0 million note payable assumed to the remaining historical book value of the net assets acquired (noncash investing and financing activities). The remaining $118.9 million of the note payable assumed was deemed a noncash distribution to our General Partner (a noncash financing activity), which reduced our General Partner’s capital balance by that amount.

Palermo Rail Terminal Project Acquisition
The historical book value of the Palermo Rail Terminal project was $41.6 million. Cash consideration was $28.0 million, of which we paid $26.5 million in December 2014 (an investing cash outflow) and $1.5 million was reflected as a payable to Phillips 66 at December 31, 2014 (a noncash investing activity). Noncash consideration consisted of the assumption of a $7.6 million note payable (noncash investing and financing activities) and the issuance of common and general partner units to Phillips 66 with an aggregate fair value of $0.8 million (a noncash financing activity). The $5.2 million excess of historical book value over the consideration paid was deemed a contribution from our General Partner (a noncash financing activity), which increased our General Partner’s capital balance by that amount.

Eagle Ford Gathering System Project Acquisition
We paid consideration of $11.8 million for the Eagle Ford Gathering System project, the same as its historical book value. $5.5 million of the consideration was cash paid in December 2014 (an investing cash outflow), and $6.3 million was reflected as a payable to Phillips 66 at December 31, 2014 (a noncash investing activity).

Our capital expenditures consisted of:

	Millions of Dollars
	2014	2013*	2012*
Capital Expenditures
Capital expenditures attributable to predecessors	$90.8	84.1	34.2
Capital expenditures attributable to the Partnership	66.1	3.9	—
Total capital expenditures	$156.9	88.0	34.2
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.

	Millions of Dollars
	2014	2013	2012
Noncash Investing and Financing Activities
Certain liabilities of the Acquired Assets retained by Phillips 66(1)	$14.8	—	—
Notes payable assumed associated with the Acquisitions(2)	411.6	—	—

Cash Payments
Interest and debt expense	$3.3	0.3	—
Income taxes(3)	0.2	—	—
(1)Certain liabilities of the Acquired Assets were retained by Phillips 66, pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since the Offering. See Note 11—Contingencies for additional information on these excluded liabilities associated with the Acquired Assets.
(2)See Note 10—Debt for additional information.
(3)Excludes our share of cash tax payments made directly by Phillips 66 prior to the Offering and the Acquisitions in respect of the Acquired Assets.

Note 17—Other Financial Information

	Millions of Dollars
	2014	2013	2012
Interest and Debt Expense
Incurred
Debt	$5.3	0.3	—
Other	—	—	—
	5.3	0.3	—
Capitalized	—	—	—
Expensed	$5.3	0.3	—

Other Income
Interest Income	$0.1	0.2	—

Note 18—Related Party Transactions

Commercial Agreements
In connection with the Offering and the Acquisitions, we entered into multiple transportation services agreements, terminal services agreements and storage services agreements with Phillips 66 and amended an existing transportation services agreement with Phillips 66. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products.

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

•	A 10-year transportation services agreement, effective March 1, 2014, under which we charge Phillips 66 for transporting refined petroleum products along four routes on the Gold Line Products System.

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

•
A 5-year terminal services agreement, effective March 1, 2014, under which we charge Phillips 66 for receiving refined petroleum products, handling and storing such refined petroleum products, and delivering such refined petroleum products into pipelines and transport trucks at our terminals located in Wichita, Kansas; Kansas City, Kansas; Paola, Kansas; Jefferson City, Missouri; and Cahokia, Illinois.

•
A 10-year rail terminal services agreement, effective December 1, 2014, under which we charge fees to Phillips 66 for receiving crude oil at the Bayway Rail Rack via rail car and unloading the crude oil and redelivering it into a pipeline for onward delivery to Phillips 66’s Bayway Refinery.

•
A 10-year rail terminal services agreement, effective December 1, 2014, under which we charge fees to Phillips 66 for receiving crude oil at the Ferndale Rail Rack via rail car and unloading the crude oil and redelivering it into a pipeline for onward delivery to Phillips 66’s Ferndale Refinery.

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

Under each of our transportation services agreements, if Phillips 66 fails to transport its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. If the minimum capacity of the pipeline(s) falls below the level of Phillips 66’s commitment at any time (other than outages caused by our planned maintenance) or if capacity on the pipeline(s) is required to be allocated among shippers as a result of volume nominations exceeding available capacity, Phillips 66’s minimum throughput commitment may be proportionately reduced until such time that the available capacity is sufficient to fulfill Phillips 66’s minimum volume commitments. We may elect to adjust our tariffs on an annual basis, and the new tariffs become effective on July 1 of each year. For the transportation services agreement for the Gold Line Products System, we may elect to adjust our tariff beginning July 1, 2015. Under each of our transportation services agreements other than our Hartford Connector T&D, if we agree to make any capital expenditures at Phillips 66’s request, Phillips 66 will reimburse us for, or we will have the right under certain circumstances to file for an increased tariff rate to recover, the actual amount we incur for such expenditures.

Under our terminal services agreements, Phillips 66 is obligated to throughput or store minimum volumes of crude oil and refined petroleum products and pay us terminaling fees, as well as fees for providing related ancillary services (such as ethanol and biodiesel blending and additive injection) at our terminals. If Phillips 66 fails to meet its minimum volume commitment on certain terminaling services during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in each agreement. We may adjust our per-barrel fees annually on January 1 of each year. These agreements have a primary term of five years and may be renewed by Phillips 66 for up to two or three additional 5-year periods upon 180 days’ written notice from Phillips 66 to us prior to the end of the initial term or any renewal term, as applicable.

Under our Bayway and Ferndale rail terminal services agreements, Phillips 66 is required to pay a monthly fee based on the capacity of the rail rack. If the amount of crude oil actually unloaded during a month exceeds such capacity, Phillips 66 will pay an additional fee on the amount that exceeds the capacity. We may adjust our per-barrel fees annually on January 1 of each year, beginning on January 1, 2016, based on the Producer Price Index (the PPI) for finished goods. These agreements have a primary term of ten years and may be renewed by Phillips 66 for up to two additional 5-year periods upon 180 days’ written notice from Phillips 66 to us prior to the end of the initial term or any renewal term, as applicable.

These transportation services and terminal services agreements include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur. Under all of our commercial agreements other than our Hartford Connector T&D, these events include Phillips 66 deciding to completely suspend refining operations at a refinery that is supported by our assets for at least twelve consecutive months, unless it publicly announces its intent to resume operations prior to the expiration of the 12-month notice period. Under all of our commercial agreements, these events include certain force majeure events that would prevent us or Phillips 66 from performing our respective obligations under the applicable agreement.

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

In connection with the Acquisitions, we entered into several storage services agreements, one origination services agreement and one land lease agreement with Phillips 66:

•
A storage services agreement (storage on the Gold Line Products System). Pursuant to this agreement, effective March 1, 2014, we charge fees to Phillips 66 for storing certain identified petroleum products in storage tanks located in Wichita, Kansas; Kansas City, Kansas; and Cahokia, Illinois. The fees payable by Phillips 66 to us are subject to adjustment each year beginning on January 1, 2015, based on the PPI for finished goods. This agreement has a primary term of five years and automatically extends for up to two additional 5-year periods, unless terminated by either party.

•
A storage services agreement (storage at the Medford Spheres). Pursuant to this agreement, effective March 1, 2014, we charge fees to Phillips 66 for receiving and storing natural gas liquids (NGL) and refinery-grade propylene in the Medford Spheres. The fees payable by Phillips 66 to us are subject to adjustment each year beginning January 1, 2015, based on the PPI for finished goods. This agreement has a primary term of ten years and automatically extends for up to two additional 5-year periods unless terminated by either party.

•
An origination services agreement (Gold Line Products System). Pursuant to this agreement, effective March 1, 2014, Phillips 66 charges fees to us for the provision of certain operational services by Phillips 66 to us in connection with the origination of petroleum products movements on the Gold Line Products System. The monthly fee payable by us to Phillips 66 is $110,000 and is subject to adjustment each year beginning in 2016 based on the PPI for finished goods. This agreement has a primary term of ten years and automatically extends for successive 5-year renewal terms, unless terminated by either party.

•
A land lease agreement (Bayway Rail Rack). Pursuant to this agreement, effective December 1, 2014, we lease from Phillips 66 the real property underlying or associated with the Bayway Rail Rack. Rent under the lease is payable by us in monthly installments of $155,230 plus any and all property taxes and other costs or expenses related to the lease of the premises. The land lease has a base term of 40 years and may be renewed by us for up to three 10-year periods upon 90 days’ written notice from us to Phillips 66 prior to the end of the base term or any renewal term, as applicable.

With respect to periods prior to the Offering or the Acquisitions in respect of the Acquired Assets, our Predecessors were part of the consolidated operations of Phillips 66, and substantially all of our Predecessors’ revenues were derived from transactions with Phillips 66 and its affiliates. The contractual rates used for these revenue transactions may be materially different than rates we might have received had they been transacted with third parties.

Amended Operational Services Agreement
In connection with the Offering, we entered into an operational services agreement with Phillips 66. Under this agreement, we reimburse Phillips 66 for providing certain operational services to us in support of our pipelines, terminals and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time. The agreement has an initial term of five years and will continue in full force and effect thereafter unless terminated by either party. In connection with the Gold Line/Medford Acquisition, we entered into the first amendment to the operational services agreement with Phillips 66. In connection with the Bayway/Ferndale/Cross-Channel Acquisition, we entered into the second amendment to the operational services agreement with Phillips 66. Pursuant to the two aforementioned amendments, the services provided to us by Phillips 66 under the operational services agreement are also provided in support of the assets acquired through the two acquisitions.

Amended Omnibus Agreement
In connection with the Offering, we entered into an omnibus agreement with Phillips 66, certain of its subsidiaries and our General Partner. This agreement addresses our payment of an annual operating and administrative support fee, and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. It also addresses our right of first offer to acquire Phillips 66’s direct one-third equity interest in each of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities related to our assets, and the prefunding of certain projects by Phillips 66. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks. In connection with the Gold Line/Medford Acquisition, we entered into the first amendment to the omnibus agreement with Phillips 66. In connection with the Bayway/Ferndale/Cross-Channel Acquisition, we entered into the second amendment to the omnibus agreement with Phillips 66. Pursuant to the two aforementioned amendments, Phillips 66 provides for additional services to us in support of the assets acquired though the two acquisitions, and the monthly operational and administrative support fee payable by us to Phillips 66 increased from the initial amount of $1.1 million to $2.3 million, and further to $2.4 million.

Tax Sharing Agreement
In connection with the Offering, we entered into a tax sharing agreement with Phillips 66 pursuant to which we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 as a result of the inclusion of our results of operations in a combined or consolidated tax return filed by Phillips 66 with respect to taxable periods including or beginning on the closing date of the Offering. The amount of any such reimbursement will be limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with Phillips 66. Phillips 66 may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. Nevertheless, we would reimburse Phillips 66 for the tax we would have owed had the attributes not been available or used for our benefit, even though Phillips 66 had no cash expense for that period.

Related Party Transactions
Significant related-party transactions included in operating and maintenance expenses, general and administrative expenses, and interest and debt expense were:

	Millions of Dollars
	2014	2013*	2012*

Operating and maintenance expenses	$30.8	24.6	22.5
General and administrative expenses	21.2	18.3	13.6
Interest and debt expense	4.7	—	—
Total	$56.7	42.9	36.1
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of the amended omnibus agreement, initially in the amount of $1.1 million from July 26, 2013, through February 28, 2014, $2.3 million from March 1, 2014, through November 30, 2014, and $2.4 million beginning December 1, 2014.

The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms in our amended omnibus agreement. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, rail racks, and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also included volumetric gains/losses associated with volumes transported by Phillips 66. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations.

In connection with the Acquisitions, we assumed a total of $411.6 million of notes payable to a subsidiary of Phillips 66. See Note 10—Debt, for additional information.

Note 19—New Accounting Standards

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

Note 20—Subsequent Events

On January 16, 2015, we closed on two agreements with Paradigm forming two joint ventures to develop midstream logistics infrastructure in North Dakota. At closing, we contributed our Palermo Rail Terminal project for a 70 percent ownership interest in Phillips 66 Partners Terminal LLC, and $4.9 million for a 50 percent ownership interest in Paradigm Pipeline LLC.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars					Per Common Unit
	Total Revenues	Income Before Income Taxes	Net Income	Net Income Attributable to the Partnership	Limited Partners’ Interest in Net Income Attributable to the Partnership	Net Income Attributable to the Partnership
						Basic and Diluted
2014
First*	$51.9	27.5	27.2	18.3	17.5	0.25
Second*	56.9	31.1	30.9	32.1	30.4	0.41
Third*	55.5	30.1	30.0	29.4	27.4	0.37
Fourth	64.8	36.5	36.3	36.2	32.4	0.44

2013*
First*	$42.3	22.0	21.9	**	**	**
Second*	45.3	23.5	23.4	**	**	**
Third*	50.5	27.2	27.0	11.9	11.7	0.17
Fourth*	49.1	24.5	24.4	17.0	16.6	0.24
*Prior-period financial information has been retrospectively adjusted for the acquisition of the Bayway and Ferndale rail racks.
**Information is not applicable for the periods prior to the Offering.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2014, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the general partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2014.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2014, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 on page 65 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 on page 67 and is incorporated herein by reference.

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Phillips 66 Partners LP
We are managed by the directors and executive officers of our General Partner, Phillips 66 Partners GP LLC. Our General Partner is not elected by our unitholders and will not be subject to re-election by our unitholders in the future. Phillips 66 indirectly owns all of the membership interests in our General Partner. Our General Partner has a Board of Directors, and our unitholders are not entitled to elect the directors or directly or indirectly participate in our management or operations.

The Board of Directors of our General Partner currently has eight members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). The NYSE does not require a listed limited partnership to have a majority of independent directors on its general partner’s board of directors or to establish a compensation committee or a nominating committee. However, the Board of Directors of our General Partner has established an Audit Committee and a Conflicts Committee to address conflict situations. Phillips 66 appoints all members to the Board of Directors of our General Partner. The Board of Directors of our General Partner has determined that Joseph W. O’Toole, Mark A. Haney and Gary K. Adams are independent directors under the independence standards of the NYSE.

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

Name	Position with Phillips 66 Partners GP LLC	Age*
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	57
Tim G. Taylor	Director and President	61
Robert A. Herman	Director and Senior Vice President, Operations	55
Greg G. Maxwell	Director, Vice President and Chief Financial Officer	58
C.C. (Clayton) Reasor	Director and Vice President, Investor Relations	58
J.T. (Tom) Liberti	Vice President and Chief Operating Officer	62
Chukwuemeka A. Oyolu	Vice President and Controller	45
Joseph W. O’Toole	Director	76
Mark A. Haney	Director	59
Gary K. Adams	Director	64
*On February 6, 2015.

Greg C. Garland has served as Chief Executive Officer and Chairman of the Board of Directors of our General Partner since March 2013. Mr. Garland became Chairman of the Board of Directors, President and Chief Executive Officer of Phillips 66 in April 2012, and has been Chairman and Chief Executive Officer of Phillips 66 since June 2014. Mr. Garland devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, directly managing our business and affairs. Mr. Garland was appointed Senior Vice President, Exploration and Production—Americas for ConocoPhillips in October 2010, having previously served as President and Chief Executive Officer of ChevronPhillips Chemical Company LLC (CPChem) since 2008. Mr. Garland is currently a member of the Board of Directors of DCP Midstream, LLC and Amgen Inc. We believe that Mr. Garland’s extensive experience in the energy industry, including his more than 30-year career with Phillips Petroleum Company, CPChem and ConocoPhillips, and his position as Chief Executive Officer of Phillips 66, makes him well qualified to serve both as a director and as Chairman of the Board of Directors of our General Partner. In addition to his other skills and qualifications, we believe that Mr. Garland’s role as both Chairman and Chief Executive Officer will provide a vital link between management and the Board of Directors and allow the Board of Directors to perform its oversight role with the benefit of management’s perspective on business and strategy.

Tim G. Taylor has served as President and a member of the Board of Directors of our General Partner since March 2013. Mr. Taylor became Executive Vice President, Commercial, Marketing, Transportation and Business Development of Phillips 66 in April 2012 and has served as President since June 2014. Mr. Taylor devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Mr. Taylor retired as Chief Operating Officer of CPChem in 2011. Prior to that time, Mr. Taylor served as Executive Vice President, Olefins and Polyolefins of CPChem from 2008 to 2011. Mr. Taylor is currently a member of the Board of Directors of CPChem and has previously served on the Board of Directors of Colonial Pipeline Company, Explorer Pipeline, and CPChem. We believe that Mr. Taylor is a suitable member of the Board of Directors because of his extensive industry experience, particularly his experience in the transportation and midstream businesses during his employment at Phillips 66 and Phillips Petroleum Company.

Robert A. Herman has served as Senior Vice President, Operations and a member of the Board of Directors of our General Partner since June 2014. Mr. Herman became Executive Vice President, Midstream of Phillips 66 in June 2014. Mr. Herman devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Before assuming his current role, Mr. Herman served Phillips 66 as Senior Vice President, Health, Safety, and Environment, Projects and Procurement, from February 2014 to June 2014, and Senior Vice President, Health, Safety, and Environment, from April 2012 to February 2014. Before joining Phillips 66, Mr. Herman worked for ConocoPhillips as Vice President, Health, Safety, and Environment, from 2010 to 2012; and President, Refining, Marketing and Transportation—Europe, from 2008 to 2010. Mr. Herman is currently a member of the Board of Directors of CPChem. We believe that Mr. Herman is a suitable member of the Board of Directors due to the significant industry experience he has gained through his employment with Phillips 66 and ConocoPhillips.

Greg G. Maxwell has served as Vice President, Chief Financial Officer and a member of the Board of Directors of our General Partner since March 2013. Mr. Maxwell became Executive Vice President, Finance and Chief Financial Officer of Phillips 66 in April 2012. Mr. Maxwell devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Mr. Maxwell retired as CPChem’s Senior Vice President, Chief Financial Officer and Controller in 2012, a position he held since 2003. Mr. Maxwell is currently a member of the Board of Directors of DCP Midstream, LLC and CPChem. In addition, Mr. Maxwell has previously served as a member of the Board of Directors of DCP Midstream GP, LLC, the general partner of DCP Midstream Partners, LP, and several of CPChem’s joint ventures. We believe that Mr. Maxwell is a suitable member of the Board of Directors because of his extensive industry experience and the knowledge of industry accounting and financial practices he has gained as Chief Financial Officer of Phillips 66 and Chief Financial Officer and Controller of CPChem. Mr. Maxwell also has pertinent board service as a board member for DCP Midstream Partners, DCP Midstream and CPChem.

C.C. (Clayton) Reasor has served as Vice President, Investor Relations and a member of the Board of Directors of our General Partner since March 2013. Mr. Reasor became Senior Vice President, Investor Relations, Strategy and Corporate Affairs of Phillips 66 in April 2012 and has served as Executive Vice President, Investor Relations, Strategy, Corporate and Government Affairs since October 2014. Mr. Reasor devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Before April 2012, Mr. Reasor was Vice President, Corporate and Investor Relations for ConocoPhillips since 2009. He is a member of the Board of Directors of Stage Stores Inc. We believe that Mr. Reasor is a suitable member of the Board of Directors due to the significant investor relations experience he has gained through his employment with Phillips 66 and ConocoPhillips. Mr. Reasor has developed, implemented and articulated corporate and marketing strategies and has leadership experience with operating and financial responsibilities. Mr. Reasor also has experience serving on the board of a public company.

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

Chukwuemeka A. Oyolu became the Vice President and Controller of our General Partner in December 2014. Mr. Oyolu also became the Vice President and Controller of Phillips 66 in December 2014. Mr. Oyolu devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Prior to his current role at Phillips 66, Mr. Oyolu served as General Manager, Finance for Refining, Marketing and Transportation from May 2012 until February 2014 when he became General Manager, Planning and Optimization. Prior to this Mr. Oyolu worked for ConocoPhillips as Manager, Downstream Finance for ConocoPhillips from 2009 to April 2012.

Joseph W. O’Toole has served as a member of the Board of Directors of our General Partner since July 2013 and serves as the chair of the Audit Committee. Mr. O’Toole is currently the managing partner of Maeve Investment Company, LP, a private investment company. Mr. O’Toole retired as Vice President, General Tax Officer and General Tax Counsel of Phillips Petroleum Company in 1999, a position he held since 1977. Mr. O’Toole served as chairman of the American Petroleum Institute’s General Tax Committee in 1983 and represented the industry and Phillips Petroleum Company before government bodies in the U.S. and foreign countries on numerous occasions. Mr. O’Toole is currently a member of the Board of Directors of St. Vincent College and serves as the Chairman of its Investment and Institutional Advancement Committee. We believe that Mr. O’Toole is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry and the knowledge of industry accounting, tax and financial practices he procured while serving in senior tax and financial positions with Phillips Petroleum Company.

Mark A. Haney has served as a member of the Board of Directors of our General Partner since July 2013 and serves on the Audit Committee and Conflicts Committee. Mr. Haney retired as Executive Vice President of Olefins and Polyolefins of CPChem in December 2011. Prior to that time, Mr. Haney served as Senior Vice President, Specialties, Aromatics and Styrenics of CPChem from 2008 to 2011, and Vice President, Polyethylene of CPChem from 2001 to 2008. Prior to joining CPChem in 2001, he held several senior positions with Phillips Petroleum Company, where he began his career in 1977. He also serves as a director for Advanced Drainage Systems, Inc. We believe that Mr. Haney is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry, particularly his leadership experience with operating responsibilities.

Gary K. Adams has served as a member of the Board of Directors of our General Partner since September 2013. Mr. Adams serves as the lead director of our General Partner, chair of the Conflicts Committee, and also serves on the Audit Committee. Mr. Adams currently serves as chief advisor of Chemicals for IHS Inc. He previously served more than 20 years with Chemical Market Associates Inc. (CMAI), during which he progressed to president, Chief Executive Officer and chairman of CMAI in 1997, serving that role until its acquisition by IHS in 2011. He also serves as a director for Trecora Resources and Westlake Chemical Partners LP. We believe that Mr. Adams is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry, particularly his leadership experience with operating responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our General Partner, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the U.S. Securities and Exchange Commission (SEC) and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2014, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

Committees of the Board of Directors
The Board of Directors of our General Partner has an Audit Committee and a Conflicts Committee. Each of the standing committees of the Board of Directors has the composition and responsibilities described below.

Audit Committee
Our General Partner has an Audit Committee consisting of three directors, each of whom meets the independence and experience standards established by the NYSE and the Act. The members of the Audit Committee are Messrs. Adams, Haney, and O’Toole. Mr. O’Toole serves as the chair of the Audit Committee, and the Board of Directors of our General Partner has determined that Mr. O’Toole is an audit committee financial expert (as defined in the Act). The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the Audit Committee. The Audit Committee has a written charter adopted by the Board of Directors of our General Partner, which is available on our website at http://www.phillips66partners.com by selecting “About,” then “Governance,” then “Committees,” and selecting “View the Audit Committee Charter.”

Conflicts Committee
Two members of the Board of Directors of our General Partner serve on our General Partner’s Conflicts Committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The members of the Conflicts Committee are Messrs. Adams and Haney, with Mr. Adams serving as the chair. The Board of Directors of our General Partner determines whether to refer a matter to the Conflicts Committee on a case-by-case basis. The members of our Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Act to serve on an audit committee of a board of directors. In addition, the members of our Conflicts Committee may not own any interest in our General Partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. If our General Partner seeks approval from the Conflicts Committee, then it will be presumed that, in making its decision, the Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or Phillips 66 Partners LP (the Partnership) challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

Code of Business Ethics and Conduct
Our General Partner has adopted a Code of Business Ethics and Conduct for directors and employees designed to help directors and employees resolve ethical issues in an increasingly complex global business environment. Our Code of Business Ethics and Conduct applies to all directors and employees, including the Chief Executive Officer and the Chief Financial Officer. Our Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, payments to government personnel, anti-boycott laws, U.S. embargoes and sanctions, compliance procedures and employee complaint procedures. Our Code of Business Ethics and Conduct is posted on the “About” section of our website under the “Governance” caption. Unitholders may also request printed copies of our Code of Business Ethics and Conduct by following the instructions located under the section “Website Access to SEC Reports” in Items 1 and 2. Business and Properties.

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

•
Our General Partner pays an operational and administrative support fee to Phillips 66 to cover, among other things, the services provided to us by the executive officers of our General Partner who devote less than a majority of their working time to our business.

Pursuant to the applicable provisions of our partnership agreement, we reimburse our General Partner for the costs it incurs in relation to the Phillips 66 employees, including executive officers, who provide services to operate our business. Our “Named Executive Officers” (NEOs) consist of our General Partner’s chief executive officer, our General Partner’s chief financial officer and our next three most highly compensated executive officers, who are as follows:

•	Greg C. Garland, Chairman of the Board of Directors and Chief Executive Officer.

•	Greg G. Maxwell, Vice President and Chief Financial Officer.

•	Tim G. Taylor, President.

•	Chukwuemeka A. Oyolu, Vice President and Controller.

•	J. T. (Tom) Liberti, Vice President and Chief Operating Officer.

Compensation Discussion and Analysis

Messrs. Garland, Maxwell, Taylor and Oyolu, who are also executive officers of Phillips 66, devote the majority of their time to their respective roles at Phillips 66 and also spend time, as needed, directly managing our business and affairs. Pursuant to the terms of the amended omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by Messrs. Garland, Maxwell, Taylor and Oyolu. Except with respect to awards that may be granted under the Phillips 66 Partners LP 2013 Incentive Compensation Plan (the ICP), which is discussed in more detail below under the section “Our Incentive Compensation Plan,” Messrs. Garland, Maxwell, Taylor and Oyolu do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and, except for the fixed operational and administrative support fee we pay to Phillips 66, we do not otherwise pay or reimburse any compensation amounts to or for Messrs. Garland, Maxwell, Taylor and Oyolu.

Mr. Liberti devotes substantially all of his working time to our business and, pursuant to the terms of the amended omnibus agreement, we reimburse Phillips 66 for all the compensation and benefits paid to him with respect to time spent managing our business.

The Human Resources and Compensation Committee of the Board of Directors of Phillips 66 (the Compensation Committee) has ultimate decision making authority with respect to the compensation of our NEOs other than with respect to awards of equity in our partnership, for which the Board of our General Partner retains control. Any awards under the

ICP are approved by the Board of Directors of our General Partner. The elements of compensation discussed below, and Phillips 66’s decisions with respect to determinations on payments, were approved by the Compensation Committee, and were not subject to approvals by the Board of Directors of our General Partner.

See Note 18—Related Party Transactions—Amended Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Elements of Compensation
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

As explained above, Messrs. Garland, Maxwell, Taylor and Oyolu currently devote a small portion of their overall working time to our business and the compensation these NEOs receive from Phillips 66 in relation to their services for us does not comprise a material amount of their total compensation. In addition, except for a fixed operational and administrative support fee that we pay to Phillips 66 pursuant to the terms of the amended omnibus agreement, and any awards that may be granted in the future to Messrs. Garland, Maxwell, Taylor and Oyolu under the ICP, we will not pay or reimburse any compensation amounts to or for Messrs. Garland, Maxwell, Taylor and Oyolu. For a detailed discussion of the compensation and benefits that Phillips 66 provides to the NEOs, and its philosophy, objectives and policies related to executive compensation, please refer to the Compensation Discussion and Analysis section of Phillips 66’s 2015 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov. The following sets forth a more detailed explanation of the elements of Phillips 66’s executive compensation program for Mr. Liberti.

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

Annual Cash Bonus. Phillips 66’s annual cash incentive program provides participants with an opportunity to earn annual cash bonus awards generally based on company, business unit and individual performance. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s eligible earnings. For 2014, 2013 and 2012, Mr. Liberti had an annualized target bonus of 49 percent, 49 percent and 42 percent, respectively, of his eligible earnings.

The base award is weighted equally for corporate and business unit performance. For 2013 and 2012, Phillips 66 used the following metrics in relation to the corporate performance of Phillips 66 as a whole when evaluating performance for annual bonus program purposes, with the weightings specified as follows:

Personal Safety, Process Safety, Environmental Stewardship and Reliability Metrics	20 percent
Cost Management	20 percent
Adjusted Earnings/Earnings Per Share	20 percent
Return of Capital Employed	20 percent
Total Shareholder Return	20 percent

For 2014, TSR has been removed from the corporate metrics. The elimination is consistent with leading governance practices, focuses the Variable Cash Incentive Program (VCIP) on internal metrics, increases the line of sight between executives’ responsibilities and performance goals and drives employee ownership of performance results. The remaining metrics are weighted as follows:

Personal Safety, Process Safety, Environmental Stewardship and Reliability Metrics	25 percent
Cost Management	25 percent
Adjusted Earnings/Earnings Per Share	25 percent
Return of Capital Employed	25 percent

The Compensation Committee used its judgment in assessing results in relation to the foregoing categories of criteria to award between zero and 200 percent of the NEO’s target bonus. There are multiple award units within Phillips 66 designed to measure performance and reward employees according to business unit performance. Performance criteria include quantitative and qualitative metrics specific to each business unit, such as income, cost control, safety and operational excellence, and resource and talent management. Finally, an individual performance adjustment may be applied for its executives and key employees. For 2012, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 175 percent of his target award level in recognition of Phillips 66’s performance above target levels for several of the above-specified criteria, as well as its overall strong performance in the remaining categories. This payout level also reflected the performance of the business unit Mr. Liberti managed. Additionally, Mr. Liberti received an upward individual performance adjustment of 15 percent. For 2013, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 179 percent of his target award level in recognition of Phillips 66’s performance above target levels. This payout level reflected the performance of the business unit Mr. Liberti managed. For 2014, Phillips 66 will pay a cash bonus to Mr. Liberti at a level of approximately 150 percent of his target award level in recognition of Phillips 66’s performance in 2014. This payout level reflected the performance of his business unit. Additionally, Mr. Liberti will receive an upward individual adjustment of 25 percent.

Long-Term Equity-Based Compensation Awards. Phillips 66 maintains a long-term incentive program pursuant to which it grants equity-based awards in Phillips 66 stock to its executives and key employees. For 2012, Phillips 66’s equity-based awards for Mr. Liberti consisted of performance shares granted under its Performance Share Program (PSP). The PSP awards consisted of restricted stock units that will vest and be paid out based on Phillips 66’s performance over periods ending at the end of fiscal years 2012, 2013 and 2014. Awards are paid out from zero to 200 percent of target depending on Phillips 66’s performance relative to the applicable targets. Individual performance adjustments of +/-50 percent can also apply. Maximum payout, inclusive of both corporate and individual payout, is 200 percent. For the portion of the award covering the performance period ending at the end of fiscal year 2012, the performance metrics were the same as those that applied under Phillips 66’s annual cash bonus program for 2012. For the remaining two performance periods, payout levels for the PSP awards are based on Phillips 66’s Total Shareholder Return (TSR) (50 percent), as compared to a group of Phillips 66’s peer companies, and Return on Capital Employed (ROCE) (50 percent). Generally, performance at the 50th percentile of the peer group would result in payout at target levels, subject to any individual performance or other adjustments that may be made by the Compensation Committee. Any shares awarded in relation to Phillips 66’s PSP are subject to an additional 5-year escrow period and will be forfeited if the recipient’s employment terminates during the 5-year escrow period for a reason other than death, disability, layoff, or retirement after age 55 with five years of service. Phillips 66 also expects that its regular equity compensation program for its executives will include regular awards of stock options in Phillips 66, which is generally expected to account for 50 percent of the total targeted value of the equity-based awards going forward. However, Phillips 66 did not grant any such stock options in 2012.

For 2013, Phillips 66 adjusted the long-term incentive program to include restricted stock units. The programs deliver 50 percent of long-term target value in the form of performance share units through the PSP, 25 percent in the form of stock options and 25 percent in the form of restricted stock units. This reflects the cyclical nature of its business, promotes retention of high-performing talent and supports succession planning. For PSP programs beginning in 2013, awards can be paid out from zero to 200 percent of target with individual adjustments of +/- 50 percent. Maximum payout, inclusive of both corporate and individual payout, is 200 percent. Payout levels will be based on Phillips 66’s TSR (50 percent), as compared to a group of Phillips 66’s peer companies, and ROCE (50 percent). Beginning in 2013, payouts from the PSP will be paid out in cash at the end of the performance period.

For 2014, the programs deliver 50 percent of long-term target value in the form of performance share units through the PSP, 25 percent in the form of stock options and 25 percent in the form of restricted stock units. For 2014, the PSP program was changed to apply individual performance adjustments to targets at the beginning of the period. This change further strengthens the link between executive pay and company performance. Awards can be paid out from zero to 200 percent of target. Payout levels will be based on Phillips 66’s TSR (50 percent), as compared to a group of Phillips 66’s peer companies, and ROCE (50 percent). Payouts from the PSP will be paid out in cash at the end of the performance period.

Retirement, Health, Welfare and Additional Benefits. Our NEOs are eligible to participate in the employee benefit plans and programs that Phillips 66 may from time to time offer to its employees, subject to the terms and eligibility requirements of those plans. Our NEOs are also eligible to participate in tax-qualified defined contribution and defined benefit retirement plans to the same extent as all other Phillips 66 employees. Phillips 66 also maintains three supplemental retirement plans in which its executives and key employees participate. Its voluntary deferred compensation plan (the Phillips 66 Key Employee Deferred Compensation Plan) allows executives to defer both the receipt and taxation of a portion of their base salary until separation and annual bonus until a specific date or when they separate from employment. Its defined contribution restoration plan (the Phillips 66 Defined Contribution Make-Up Plan) restores benefits capped under Phillips 66’s qualified defined contribution plan due to Internal Revenue Code limits. Finally, its defined benefit restoration plans (the Phillips 66 Key Employee Supplemental Retirement Plan and the Phillips 66 Supplemental Executive Retirement Plan) restore company sponsored benefits capped under the qualified defined benefit pension plan due to Internal Revenue Code limits and provide additional nonqualified pension benefits to executives who were hired in mid-career to partially compensate for the loss of retirement benefits from a previous employer. Our NEOs, including Mr. Liberti, participate in these programs and Phillips 66 remains responsible for providing 100 percent of the benefits thereunder. However, with respect to the executives for whom we are obligated to reimburse Phillips 66 for an allocated portion of compensation and benefits costs, we will pay periodic amounts to Phillips 66 pursuant to the terms of the amended omnibus agreement representing Phillips 66’s estimated costs for providing these benefits.

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

Change in Control Severance Plan. The CICSP provides that, if within two years of a change in control of Phillips 66, an executive’s employment is terminated, other than for cause, or by the executive for good reason, the executive will receive the following benefits, which may vary depending on salary grade level:

•
A lump sum payment equal to two or three times (two times in the case of Mr. Liberti) the sum of the executive’s base salary and the higher of current target annual bonus or the average of the two most recent bonus payments.

•
A lump sum payment equal to the present value of the increase in pension benefits that would result from crediting the executive with an additional two or three years of age and service under the pension plan (two years in the case of Mr. Liberti).

•	A lump sum payment equal to Phillips 66’s cost of certain welfare benefits for an additional two or three years (two years in the case of Mr. Liberti).

•	Continued eligibility for a pro rata portion of the annual bonus paid with respect to the year of termination.

In addition, upon severance following a change in control, an executive becomes eligible for vesting in all Phillips 66 equity awards and lapsing of any restrictions, with continued ability to exercise any stock options for their remaining terms. Stock options shall be exercisable at the original times set forth in the applicable award documents. After a change in control, the CICSP may not be amended or terminated if the amendment would be adverse to the interests of any eligible participant without the participant’s written consent. Amounts payable under the CICSP are offset by any payments or benefits payable under any of Phillips 66’s other plans.

Our Incentive Compensation Plan
Our General Partner adopted the ICP for officers, directors and employees of our General Partner or its affiliates, and any consultants, affiliates of our General Partner or other individuals who perform services for us. Our General Partner may issue our executive officers and other service providers long-term equity based awards under the ICP. These awards will be intended to compensate the recipients thereof based on the performance of our common units and their continued employment during the vesting period, as well as align their long-term interests with those of our unitholders. We will be responsible for the cost of awards granted under the ICP, and all determinations with respect to awards to be made under the ICP will be made by the Board of Directors of our General Partner or any committee thereof that may be established for such purpose or by any delegate of the Board of Directors or such committee, subject to applicable law, which we refer to as the plan administrator. The Board of Directors of our General Partner is currently designated as the plan administrator. The following description reflects the principal terms of the ICP.

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

Termination of Employment. The consequences of the termination of a grantee’s employment, membership on our General Partner’s Board of Directors or other service arrangement will generally be determined by the Compensation Committee in the terms of the relevant award agreement.

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

Compensation Consultants
Our General Partner does not have a compensation committee, and its Board of Directors did not retain a compensation consultant in 2014.

Unit Ownership Requirements
Our General Partner does not have established unit ownership requirements.

Guidelines for Trading by Insiders
We maintain policies that govern trading in our units by the officers and directors of our General Partner who are required to report under Section 16 of the Exchange Act, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-approval requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. These policies also prohibit speculative transactions in our units by these individuals such as short sales, puts, calls or other similar options to buy or sell our units in an effort to hedge certain economic risks or otherwise.

Compensation Risk Assessment
The Compensation Committee oversees the risk assessment performed by Phillips 66 management of all elements of its compensation programs, policies and practices for all employees. A discussion of this risk assessment will be included in the Compensation Discussion and Analysis section of Phillips 66’s 2015 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

Compensation Committee Report

The independent directors of our General Partner (the Independent Directors) have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Independent Directors recommended to the Board of our General Partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Independent Directors have submitted this Report to the Board of Directors as of February 10, 2015:

•	Gary K. Adams

•	Mark A. Haney

•	Joseph W. O’Toole

Summary Compensation Table

The following summarizes the total compensation paid to our NEOs for their services in relation to our business since Phillips 66’s inception as a separate company in April 2012, or in the case of Mr. Oyolu, since he became an executive officer in 2014.

Name and Principal Position	Year(2)	Salary(3)($)	Stock Awards(4)($)	Stock Options(5)($)	Non-Equity Incentive Compensation Plan(6)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(7)($)	All Other Compensation(8)($)	Total($)

Greg C. Garland, Chief Executive Officer(1)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—
Greg G. Maxwell, Vice President and Chief Financial Officer(1)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—
Tim G. Taylor, President (1)	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
	2012	—	—	—	—	—	—	—
Chukwuemeka A. Oyolu, Vice President and Controller(1)	2014	—	—	—	—	—	—	—
J.T. (Tom) Liberti, Vice President and Chief Operating Officer	2014	324,408	363,313	121,280	278,180	504,174	29,297	1,620,652
	2013	308,592	495,744	83,850	267,318	128,732	32,891	1,317,127
	2012	184,896	284,422	—	220,229	190,332	32,488	912,367
(1) Messrs. Garland, Maxwell, Taylor and Oyolu devote a small portion of their overall working time to our business. The compensation these NEOs receive from Phillips 66 in relation to their services for us does not represent a material amount of their total compensation.
(2) All amounts for 2012 in this table reflect compensation received on or after Phillips 66’s separation from ConocoPhillips.
(3) Includes any amounts that were voluntarily deferred under Phillips 66’s Key Employee Deferred Compensation Plan.
(4) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with U.S. generally accepted accounting principles (GAAP) and reflect awards granted under Phillips 66’s PSP and Phillips 66’s Restricted Stock Program. The amount shown is the target set for the PSP award, because it is the probable outcome at the setting of the target for the applicable performance period that the target will be achieved consistent with the accounting treatment under GAAP. If payout was made at maximum, and excluding any individual adjustments, the amount shown would double, although the value of the actual payout would depend on Phillips 66’s stock price at the time of the payout. If payout was made at minimum, the amount would be reduced to zero. The amounts shown for awards from PSP relate to the respective three-year performance periods beginning in each of the years presented. The amounts shown for 2012 relate to three performance periods beginning in 2012 and ending in 2012, 2013 and 2014. Actual payout for the performance period that ended in 2014 was approved by the Phillips 66 Compensation Committee at its February 2015 meeting. The fair market value on the date of payout was $735,716. On February 6, 2014, Mr. Liberti received a grant of 1,676 restricted stock units under the Phillips 66 Restricted Stock Program valued at $121,099, as part of the Phillips 66 long-term incentive program. The restrictions on this award lapse on the third anniversary of the grant date. Termination for any reason other than retirement or layoff at least six months after the grant date, death or disability results in forfeiture, if the award is not vested. A layoff between six months and one year from the grant date results in a prorated award.
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
(6) These are amounts paid under Phillips 66’s annual bonus program for 2012, 2013 and 2014, including bonus amounts that were voluntarily deferred under the Key Employee Deferred Compensation Plan. These amounts were paid in February 2013, February 2014 and February 2015, respectively.
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

Grants of Plan-Based Awards

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. The table includes both equity and non-equity awards only to Mr. Liberti because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date(1)	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target (#)	Maximum(#)

Mr. Liberti		—	158,960	397,400	—	—	—	—	—	—	—
	2/6/2014	—	—	—	—	—	—	1,676	—	—	121,099
	2/6/2014	—	—	—	—	3,385	6,770	—	—	—	242,214
	2/6/2014	—	—	—	—	—	—	—	6,400	72.255	121,280
(1) The grant date shown is the date on which the Compensation Committee approved the target awards.
(2) Threshold and maximum awards are based on the provisions in the VCIP. Actual awards earned can range from 0 to 200 percent of the target awards, with a further possible adjustment of +/- 50 percent of the target award for individual performance. The Compensation Committee retains the authority to make awards under the program and to use its judgment in adjusting awards, including making awards greater than the amounts shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66, approved by shareholders. Actual payouts under the annual bonus program for 2014 are calculated using base salary earned in 2014 and reflected in the “Non-Equity Incentive Compensation Plan” column of the “Summary Compensation Table” on page 111.
(3) Threshold and maximum awards are based on the provisions of the PSP. Actual awards earned can range from 0 to 200 percent of the target awards. Performance periods under the PSP cover a three-year period, and since a new three-year period commences each year, there could be three overlapping performance periods ongoing at any time. In 2014, Mr. Liberti received an award for the three-year performance period beginning in 2014 and ending in 2016. The Compensation Committee retains the authority to make awards under the PSP using its judgment, including making awards greater than the maximum payout shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.
(4) For equity incentive plan awards, these amounts represent the grant date fair value at target level under the PSP as determined pursuant to GAAP. For Stock Option awards, these amounts represent the grant date fair value of the option awards using a Black-Scholes-Merton-based methodology. Actual value realized upon option exercise depends on market prices at the time of exercise. For other stock awards, these amounts represent the grant date fair value of the restricted stock unit awards determined pursuant to GAAP.

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our NEOs have received any grants of, equity or equity-based awards in us and no such awards were outstanding as of December 31, 2014. We may make grants of equity and equity-based awards in us to our NEOs and other key employees under the ICP. See “Our Incentive Compensation Plan” for additional information.

Our NEOs have received and may continue to receive equity or equity-based awards in Phillips 66 under Phillips 66’s equity compensation programs. The following provides additional information about only Mr. Liberti’s outstanding equity awards in Phillips 66 as of December 31, 2014, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Grant Date (1)	Option Awards (2)				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable(3)(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (4)(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Mr. Liberti	2/9/2012	14,499	7,250	32.03	2/9/2022	—	—	—	—
	2/7/2013	1,666	3,334	62.17	2/7/2023	—	—	—	—
	2/6/2014	—	6,400	72.255	2/6/2024	—	—	—	—
						39,176	2,808,919	8,338	597,835
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
(2) All options shown in the table have a maximum term for exercise of ten years from the grant date. Under certain circumstances, the terms for exercise may be shorter, and in certain circumstances, the options may be forfeited and canceled. All awards shown in the table have associated restrictions upon transferability.
(3) The options shown in this column vested and became exercisable in 2014 or prior years (although under certain termination circumstances, the options may still be forfeited).
(4) These amounts include unvested restricted stock and restricted stock units awarded under the PSP for performance periods ending prior to May 1, 2012. These amounts also include the unvested restricted stock unit awards under the PSP for the performance period which ended December 31, 2014, or prior. Restrictions on PSP awards for performance periods beginning prior to 2009 lapse upon separation from service. Restrictions on PSP awards for performance periods beginning in 2009 through 2012 lapse five years from the grant date unless an election was made prior to the beginning of the performance period to defer lapsing of the restrictions until separation from service. Awards are subject to forfeiture if, prior to lapsing, Mr. Liberti separates from service for a reason other than death, disability, layoff, retirement after reaching age 55 with five years of service, or after a change of control, although Phillips 66’s Compensation Committee has the authority to waive forfeiture. The awards have no voting rights, but do pay dividend equivalents in cash. PSP awards for performance periods beginning in 2013 or later will be paid out in cash at the end of the performance period. The value of the awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 31, 2014 ($71.70).
(5) Reflects potential awards from ongoing performance periods under the PSP for performance periods ending December 31, 2015, and December 31, 2016. These awards are shown at target levels; however, there is no assurance that awards will be granted at, below or above target after the end of the relevant performance periods, as the determination to make a grant and the amount of any grant is within the judgment of Phillips 66’s Compensation Committee. Until an actual grant is made, these unearned awards pay no dividend equivalents. The value of these unearned awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 31, 2014 ($71.70).

Option Exercises and Stock Vested

The following table summarizes the value received from stock option exercises and stock grants vested during 2014 for Mr. Liberti only because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)

Mr. Liberti	36,851	1,927,579	—	—

Pension Benefits

The following table lists the pension program participation and actuarial present value of only Mr. Liberti’s defined benefit pension as of December 31, 2014, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Plan Name	Number of Years Credited Service(1)(#)	Present Value of Accumulated Benefit(2)($)	Payments During Last Fiscal Year($)

Mr. Liberti	Phillips 66 Retirement Plan—Title 1	14	779,968	—
	Phillips 66 Key Employee Supplemental Retirement Plan	14	913,390	—
	Phillips 66 Supplemental Executive Retirement Plan	14	894,948	—
(1) Years of credited service include service recognized under the predecessor ConocoPhillips plans from which these plans were spun off effective May 1, 2012.
(2) Because Mr. Liberti is already retirement eligible, the amounts shown represent his actual benefit.

Nonqualified Deferred Compensation

The following table provides information on nonqualified deferred compensation of only Mr. Liberti’s defined benefit pension as of December 31, 2014, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year(2)($)	Aggregate Earnings in Last Fiscal Year(3)($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(4)($)

Mr. Liberti(1)	—	5,797	13	—	27,616
(1) Mr. Liberti participates in the Phillips 66 Defined Contribution Make-Up Plan (DCMP). As of December 31, 2014, participants in this plan had 96 investment options. 35 of the options were the same as those available in our 401(k) plan and the remaining options were other mutual funds approved by the plan administrator.
(2) These amounts represent Phillips 66’s contributions under the DCMP. These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table” on page 111.
(3) These amounts represent earnings on plan balances from January 1 to December 31, 2014. These amounts are not included in the “Summary Compensation Table” on page 111.
(4) The total reflects contributions by Mr. Liberti, contributions by us, and earnings on balances prior to 2014; plus contributions by Mr. Liberti, contributions by us, and earnings from January 1, 2014, through December 31, 2014 (shown in the appropriate columns of this table, with amounts that are included in the “Summary Compensation Table” on page 111 shown in footnote 2 above).

Potential Payments upon Termination or Change-in-Control

Executive Benefits and Payments Upon Termination	Involuntary Not-for-Cause Termination (Not CIC)($)	For-Cause Termination($)	Involuntary or Good Reason for Termination (CIC)($)	Death($)	Disability($)

Base salary	489,564	—	652,752	—	—
Short-term incentive	239,886	(159,924)	487,547	—	—
2012-2014 (performance period)	—	(711,536)	—	—	—
2013-2015 (performance period)	—	(234,674)	—	—	—
2014-2016 (performance period)	—	(80,878)	—	—	—
Restricted stock/units from prior performance and inducement	—	(2,097,368)	—	—	—
Stock options/stock appreciation rights	—	(319,381)	—	—	—
Unvested and accelerated	—	—	—	—	—
Incremental pension	257,857	—	343,809	—	—
Post-employment health and welfare	31,229	—	41,639	—	—
Life insurance	—	—	—	326,376	—
	1,018,536	(3,603,761)	1,525,747	326,376	—

Compensation of Our Directors

The officers or employees of our General Partner or of Phillips 66 who also serve as directors of our General Partner do not receive additional compensation for their service as a director of our General Partner. Directors of our General Partner who are not officers or employees of our General Partner or of Phillips 66, or independent directors, receive compensation as described below. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or its committees. Each director will be indemnified for his actions associated with being a director to the fullest extent permitted under Delaware law.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2014.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards(2)($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation(3)($)	Total($)

Gary K. Adams	80,000	50,015	—	—	—	1,455	131,470
Mark A. Haney	70,000	50,015	—	—	—	3,680	123,695
Joseph W. O’Toole	80,000	50,015	—	—	—	—	130,015
(1) Reflects 2014 base cash compensation of $70,000, payable to each non-employee director. In 2014, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in committee assignments by board members through the year, if any. Amounts shown in the “Fees Earned or Paid in Cash” column include any amounts that were voluntarily deferred. Mr. Adams has elected to defer his cash compensation.
(2) Amounts represent the grant date fair value of unit awards. In 2014, non-employee directors received a grant of phantom units valued at $50,000 on the date of grant based on the average of the high and low prices for Phillips 66 Partners LP units on the grant date. These grants are made in whole units with fractional units rounded up, resulting in units with a value of $50,015 being granted on January 15, 2014.
(3) Includes amounts relating to use of the Phillips 66 corporate aircraft and associated payments by us relating to certain taxes incurred by the director. These primarily occur when we request spouses or other guests to accompany the director to partnership functions, and as a result, the director is deemed to make personal use of Phillips 66’s or the Partnership’s assets. In such circumstances, if the director is imputed income in accordance with the applicable tax laws, we will generally reimburse the director for the increased tax costs.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2014.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	6,332	(2)	$—	2,493,668
Equity compensation plans not approved by security holders	—		—	—
Total	6,332		$—	2,493,668
(1) Includes awards issued under the ICP.
(2) Includes 6,332 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2014.

The following table sets forth information regarding persons who we know to be the beneficial owners of more than five percent of our issued and outstanding common units as of February 6, 2015.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units
Phillips 66 Company(1) 3010 Briarpark Drive Houston, TX 77042	20,938,498	52.6%	35,217,112	100.0%	74.8%
Tortoise Capital Advisors, L.L.C.(2) 11550 Ash Street Suite 300 Leawood, KS 66211	2,714,659	7.0%	—	—	3.6%
(1) Phillips 66 is the parent company of Phillips 66 Company, the sole owner of the member interests of our General Partner. Phillips 66 Company is the owner of 20,938,498 common units and 35,217,112 subordinated units. Phillips 66 may, therefore, be deemed to beneficially own the units held by Phillips 66 Company.
(2) Based solely on an amendment to Schedule 13G filed with the SEC on February 10, 2015, by Tortoise Capital Advisors, L.L.C.

The following table sets forth the beneficial ownership of units of Phillips 66 Partners LP held by each director and NEO of Phillips 66 Partners GP LLC, our General Partner, and by all directors and executive officers of our General Partner as a group as of February 6, 2015.

Name of Beneficial Owner*	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Subordinated Units Beneficially Owned	Percentage of Subordinated Units Beneficially Owned	Percentage of Total Common Units and Subordinated Units Beneficially Owned
NEOs and Directors
Greg C. Garland	35,000	**	—	—	**
Greg G. Maxwell	30,000	**	—	—	**
J.T. (Tom) Liberti	37,496	**	—	—	**
Tim G. Taylor	50,000	**	—	—	**
C.C. (Clayton) Reasor	20,000	**	—	—	**
Robert A. Herman	25,000	**	—	—	**
Chukwuemeka A. Oyolu	5,000	**	—	—	**
Joseph W. O’Toole	25,000	**	—	—	**
Mark A. Haney	20,000	**	—	—	**
Gary K. Adams	—	**	—	—	**
All Directors and Executive Officers as a Group (10 Persons)	247,496	**	—	—	**
*Unless otherwise indicated, the address for all beneficial owners in this table is 3010 Briarpark Drive, Houston, Texas 77042.
**The beneficial ownership does not exceed one percent of the common units outstanding.

The following table sets forth the number of shares of Phillips 66 common stock beneficially owned as of February 6, 2015, except as otherwise noted, by each director, director nominee and named executive officer of our General Partner and by all directors and executive officers of our General Partner as a group.

Name of Beneficial Owner	Total Common Stock Beneficially Owned	Restricted/Deferred Stock Units(1)	Options Exercisable Within 60 Days(2)	Percentage of Total Outstanding
NEOs and Directors
Greg C. Garland	56,897	652,761	329,159	**
Greg G. Maxwell	30,096	108,236	60,685	**
J.T. (Tom) Liberti	5,667	41,353	26,945	**
Tim G. Taylor	34,689	159,026	108,693	**
C.C. (Clayton) Reasor	18,289	88,179	110,304	**
Robert A. Herman	8,067	80,711	146,144	**
Chukwuemeka A. Oyolu	2,030	13,144	900	**
Joseph W. O’Toole	—	—	—	—
Mark A. Haney	—	—	—	—
Gary K. Adams	—	—	—	—
All Directors and Executive Officers as a Group (10 Persons)	155,735	1,143,410	782,830	**
(1) Includes restricted or deferred stock units that may be voted or sold only upon passage of time.
(2) Includes beneficial ownership of shares of common stock that may be acquired within 60 days of February 6, 2015, through stock options awarded under compensation plans.
**The beneficial ownership does not exceed one percent of the common stock outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2014, our General Partner, Phillips 66 Partners GP LLC, and its affiliates owned 20,938,498 common units and 35,217,112 subordinated units, representing a 73.3 percent limited partner interest in us. In addition, our General Partner owned 1,531,518 general partner units representing a 2 percent general partner interest in us.

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

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, our General Partner and its affiliates would receive an annual distribution of approximately $1.3 million on the 2 percent general partner interest and $47.7 million on their common units and subordinated units.

Payments to our General Partner and its affiliates
Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement, amended operational services agreement and tax sharing agreement, our General Partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under our amended omnibus agreement, we reimburse Phillips 66 for expenses incurred by Phillips 66 and its affiliates in providing certain operational support and general and administrative services to us, including the provision of executive management services by certain officers of our General Partner. The expenses of other employees are allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our General Partner who provide services to us. We also reimburse Phillips 66 for any additional out-of-pocket costs and expenses incurred by Phillips 66 and its affiliates in providing general and administrative services to us. The costs and expenses for which we are required to reimburse our General Partner and its affiliates are not subject to any caps or other limits.

Under our amended operational services agreement, we pay Phillips 66 for any direct costs actually incurred by Phillips 66 in providing our pipelines, terminals and storage facilities with certain maintenance, operational, administrative and construction services.

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

Transactions and Commercial and Other Agreements with Phillips 66 and Related Parties
See “2014 Developments” in Items 1 and 2. Business and Properties, for a description of our transactions and related agreements with Phillips 66 in 2014. See the “Commercial Agreements,” “Amended Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 18—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

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

Director Independence
See Item 10. Directors, Executive Officers and Corporate Governance, for information on director independence required by Item 407(a) of Regulation S-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the years ended December 31, 2014 and 2013, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

	Millions of Dollars
	2014	2013
Fees
Audit fees (1)	$1.5	0.8
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.5	0.8
(1) Fees for audit services related to the fiscal year consolidated audit, quarterly reviews, registration statements, and services that were provided in connection with statutory and regulatory filings.

The audit fees presented above for the year ended December 31, 2013, were for professional services rendered during the period subsequent to the Offering. The total audit fees incurred prior to the Offering were $1.6 million and were paid by Phillips 66.

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
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 64, are filed as part of this Annual Report.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 123 to 126, are filed as part of this Annual Report.

PHILLIPS 66 PARTNERS LP

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	First Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of July 26, 2013 between Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	3.1	7/26/2013	001-36011

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
		S-1/A	10.1	6/27/2013	333-187582

10.2	First Amendment to the Credit Agreement, dated November 21, 2014.	8-K	10.1	11/21/2014	001-36011

10.3	Contribution, Conveyance and Assumption Agreement dated as of July 26, 2013, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Partners Holdings LLC, 66 Pipeline LLC, Phillips 66 Company, Phillips Texas Pipeline Company, Ltd., Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.1	7/30/2013	001-36011

10.4	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2014, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	2.1	2/13/2014	001-36011

10.5	Contribution, Conveyance and Assumption Agreement, dated as of October 22, 2014, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Pipeline LLC.	8-K	2.1	10/27/2014	001-36011

10.6*	Formation and Contribution Agreement with Paradigm Energy Partners, LLC, dated as of November 21, 2014.

10.7	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.8	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

10.9	Second Amendment to the Omnibus Agreement, dated as of December 1, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	12/2/2014	001-36011

10.10	Operational Services Agreement dated as of July 26, 2013, by and among Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.3	7/30/2013	001-36011

10.11	First Amendment to the Operational Services Agreement, dated as of February 28, 2014, by and between Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline.	8-K	10.2	3/3/2014	001-36011

10.12	Second Amendment to the Operational Services Agreement, dated as of December 1, 2014, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	12/2/2014	001-36011

10.13	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.14	Transportation Services Agreement (Clifton Ridge) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.4	7/30/2013	001-36011

10.15	Transportation Services Agreement (Sweeny to Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.5	7/30/2013	001-36011

10.16	Transportation Services Agreement (Gold Line), dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.7	3/3/2014	001-36011

10.17	Amended and Restated Throughput and Deficiency Agreement (Hartford Connector) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.6	7/30/2013	001-36011

10.18	First Amendment to Amended and Restated Throughput and Deficiency Agreement (Hartford Connector) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	10-Q	10.1	10/31/2013	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.19†	Terminal Services Agreement (Clifton Ridge) dated as of July 26, 2013, between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.7	7/30/2013	001-36011

10.20†	Terminal Services Agreement (Hartford and Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.8	7/30/2013	001-36011

10.21†	Supplement dated December 19, 2013, to Terminal Services Agreement (Hartford and Pasadena) dated July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	10-K	10.12	2/21/14	001-36011

10.22†	Terminal Services Agreement (Gold Line), dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.6	3/3/2014	001-36011

10.23†	Terminal Services Agreement (Bayway Rail Rack), dated December 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.3	12/2/2014	001-36011

10.24†	Terminal Services Agreement (Ferndale Rail Rack), dated December 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.4	12/2/2014	001-36011

10.25	Gold Line Origination Services Agreement, dated as of March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Pipeline LLC.	8-K	10.3	3/3/2014	001-36011

10.26†	Storage Services Agreement (Gold Line), dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.4	3/3/2014	001-36011

10.27†	Storage Services Agreement (Medford Spheres), dated March 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.5	3/3/2014	001-36011

10.28	Lease Agreement (Bayway Rail Rack), dated as of December 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.5	12/2/2014	001-36011

10.29	Assignment, Assumption and Modification of Note, dated as of March 1, 2014, by and among Phillips 66 Company, Phillips 66 Partners LP, and Phillips Gas Company Shareholder, Inc.	8-K	10.8	3/3/2014	001-36011

10.30	Assignment, Assumption and Modification of Note, dated as of December 1, 2014, by and among Phillips 66 Company, Phillips 66 Partners LP, and Phillips Gas Company Shareholder, Inc.	8-K	10.6	12/2/2014	001-36011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.31**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.32**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

10.33**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of Phillips 66 Partners LP.

23*	Consent of Ernst & Young LLP, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

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

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

February 13, 2015	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 13, 2015, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Greg C. Garland	Chairman of the Board of Directors
Greg C. Garland	and Chief Executive Officer
(Principal executive officer)
Phillips 66 Partners GP LLC

/s/ Greg G. Maxwell	Director, Vice President
Greg G. Maxwell	and Chief Financial Officer
(Principal financial officer)
Phillips 66 Partners GP LLC

/s/ Chukwuemeka A. Oyolu	Vice President and Controller
Chukwuemeka A. Oyolu	(Principal accounting officer)
Phillips 66 Partners GP LLC

/s/ Gary K. Adams	Director
Gary K. Adams	Phillips 66 Partners GP LLC

/s/ Mark A. Haney	Director
Mark A. Haney	Phillips 66 Partners GP LLC

/s/ Joseph W. O’Toole	Director
Joseph W. O’Toole	Phillips 66 Partners GP LLC

/s/ C.C. (Clayton) Reasor	Director
C.C. (Clayton) Reasor	Phillips 66 Partners GP LLC

/s/ Tim G. Taylor	Director
Tim G. Taylor	Phillips 66 Partners GP LLC

/s/ Robert A. Herman	Director
Robert A. Herman	Phillips 66 Partners GP LLC