Form 10-Q
period 2015-03-31
PHILLIPS 66 PARTNERS LP
filed 2015-05-01
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [ X ]

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2015	2014*
Revenues
Transportation and terminaling services—related parties	$62.8	50.5
Transportation and terminaling services—third parties	1.1	1.3
Equity in earnings of affiliates	6.1	—
Other income	0.1	0.1
Total revenues and other income	70.1	51.9

Costs and Expenses
Operating and maintenance expenses	14.8	11.7
Depreciation	5.1	3.6
General and administrative expenses	7.4	7.4
Taxes other than income taxes	1.3	1.2
Interest and debt expense	5.9	0.5
Total costs and expenses	34.5	24.4
Income before income taxes	35.6	27.5
Provision for income taxes	0.2	0.3
Net Income	35.4	27.2
Less: Net income attributable to predecessors	—	8.9
Net income attributable to the Partnership	35.4	18.3
Less: General partner’s interest in net income attributable to the Partnership	6.4	0.8
Limited partners’ interest in net income attributable to the Partnership	$29.0	17.5

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.39	0.25
Subordinated units—Phillips 66	0.35	0.24

Cash Distributions Paid Per Unit (dollars)	$0.3400	0.2248

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	21,047	18,889
Common units—Phillips 66	21,468	17,544
Subordinated units—Phillips 66	35,217	35,217
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

Net Income	$35.4	27.2
Other Comprehensive Income	—	—
Comprehensive Income	$35.4	27.2
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	March 31 2015	December 31 2014
Assets
Cash and cash equivalents	$137.6	8.3
Accounts receivable—related parties	27.0	21.5
Accounts receivable—third parties	0.5	1.5
Materials and supplies	2.3	2.2
Other current assets	2.7	2.7
Total Current Assets	170.1	36.2
Equity investments	800.8	—
Net properties, plants and equipment	465.3	485.1
Goodwill	2.5	2.5
Intangibles	—	8.4
Deferred rentals—related parties	5.8	5.9
Deferred tax assets	—	0.5
Other assets	9.5	0.9
Total Assets	$1,454.0	539.5

Liabilities
Accounts payable—related parties	$7.0	18.0
Accounts payable—third parties	14.7	10.2
Accrued property and other taxes	3.4	2.7
Accrued interest	4.2	1.9
Deferred revenues—related parties	1.7	0.6
Other current liabilities	0.3	0.3
Total Current Liabilities	31.3	33.7
Notes payable—related parties	—	411.6
Long-term debt	1,099.7	18.0
Asset retirement obligations	3.6	3.5
Deferred income taxes	0.3	—
Other liabilities	0.5	0.5
Total Liabilities	1,135.4	467.3

Equity
Common unitholders—public (2015—24,138,750 units issued and outstanding; 2014—18,888,750 units issued and outstanding)	801.4	415.3
Common unitholder—Phillips 66 (2015—22,525,874 units issued and outstanding; 2014—20,938,498 units issued and outstanding)	58.0	57.1
Subordinated unitholder—Phillips 66 (35,217,112 units issued and outstanding)	117.2	116.8
General partner—Phillips 66 (2015—1,671,056 units issued and outstanding; 2014—1,531,518 units issued and outstanding)	(656.5)	(517.0)
Accumulated other comprehensive loss	(1.5)	—
Total Equity	318.6	72.2
Total Liabilities and Equity	$1,454.0	539.5
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2015	2014*
Cash Flows From Operating Activities
Net income	$35.4	27.2
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	5.1	3.6
Deferred taxes	0.1	(0.1)
Deferred rentals—related parties	0.1	0.1
Undistributed equity earnings	(5.8)	—
Other	0.6	0.2
Working capital adjustments
Decrease (increase) in accounts receivable	(4.5)	(9.6)
Decrease (increase) in materials and supplies	(0.1)	0.1
Decrease (increase) in other current assets	1.0	1.2
Increase (decrease) in accounts payable	(3.2)	(1.2)
Increase (decrease) in accrued interest	2.3	0.4
Increase (decrease) in deferred revenues	1.1	2.3
Increase (decrease) in other accruals	(0.7)	0.4
Net Cash Provided by Operating Activities	31.4	24.6

Cash Flows From Investing Activities
Sand Hills/Southern Hills/Explorer equity investment acquisition	(734.3)	—
Gold Line/Medford acquisition	—	(138.0)
Capital expenditures and investments	(32.9)	(39.5)
Other	(5.5)	5.8
Net Cash Used in Investing Activities	(772.7)	(171.7)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to predecessors	—	19.0
Project prefunding from Phillips 66	—	2.2
Issuance of debt	1,168.7	—
Repayment of debt	(498.6)	—
Issuance of common units	396.4	—
Offering costs	(12.1)	—
Debt issuance costs	(8.9)	—
Distributions to general partner associated with acquisitions	(145.7)	(262.0)
Quarterly distributions to common unitholders—public	(6.4)	(4.3)
Quarterly distributions to common unitholder—Phillips 66	(7.1)	(3.7)
Quarterly distributions to subordinated unitholder—Phillips 66	(12.0)	(7.9)
Quarterly distributions to general partner—Phillips 66	(3.6)	(0.3)
Other cash contributions from Phillips 66	(0.1)	0.1
Net Cash Provided by (Used in) Financing Activities	870.6	(256.9)

Net Change in Cash and Cash Equivalents	129.3	(404.0)
Cash and cash equivalents at beginning of period	8.3	425.1
Cash and Cash Equivalents at End of Period	$137.6	21.1
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment	Total

December 31, 2013	$409.1	48.6	104.9	11.5	—	169.9	744.0
Net income attributable to predecessors*	—	—	—	—	—	8.9	8.9
Net transfers to Phillips 66 from predecessors*	—	—	—	—	—	24.4	24.4
Contributions from Phillips 66 prior to acquisitions	—	—	—	—	—	4.0	4.0
Project prefunding from Phillips 66	—	—	—	—	—	2.2	2.2
Allocation of net investment—predecessors and deemed net distributions to General Partner	—	—	—	(422.0)	—	(138.0)	(560.0)
Net income attributable to the Partnership	4.4	4.8	8.3	0.8	—	—	18.3
Quarterly cash distributions to unitholders and general partner	(4.3)	(3.7)	(7.9)	(0.3)	—	—	(16.2)
Other contributions from Phillips 66	—	—	—	0.6	—	—	0.6
March 31, 2014*	$409.2	49.7	105.3	(409.4)	—	71.4	226.2

December 31, 2014	$415.3	57.1	116.8	(517.0)	—	—	72.2
Issuance of common units	383.9	—	—	—	—	—	383.9
Deemed net distributions to General Partner associated with acquisitions	—	—	—	(144.9)	—	—	(144.9)
Net income attributable to the Partnership	8.6	8.0	12.4	6.4	—	—	35.4
Acquired accumulated other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Quarterly cash distributions to unitholders and general partner	(6.4)	(7.1)	(12.0)	(3.6)	—	—	(29.1)
Other contributions from Phillips 66	—	—	—	2.6	—	—	2.6
March 31, 2015	$801.4	58.0	117.2	(656.5)	(1.5)	—	318.6

	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2013	18,888,750	16,328,362	35,217,112	1,437,433	71,871,657
Units issued associated with the Gold Line/Medford acquisition	—	3,530,595	—	72,053	3,602,648
March 31, 2014	18,888,750	19,858,957	35,217,112	1,509,486	75,474,305

December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued associated with the equity offering	5,250,000	—	—	—	5,250,000
Units issued associated with Sand Hills/Southern Hills/Explorer equity investment acquisition	—	1,587,376	—	139,538	1,726,914
March 31, 2015	24,138,750	22,525,874	35,217,112	1,671,056	83,552,792
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context.

Description of the Business
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. We are a growth-oriented master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and other transportation and midstream assets. Our common units trade on the New York Stock Exchange under the symbol “PSXP.”

Developments during the first quarter of 2015 included:

•
Sand Hills/Southern Hills/Explorer Equity Investment Acquisition. On March 2, 2015, we acquired Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), as well as Phillips 66’s 19.46 percent equity interest in Explorer Pipeline Company (Explorer).

•	Issuance of Senior Notes. On February 23, 2015, we closed on a public offering of unsecured senior notes in an aggregate principal amount of $1.1 billion (Notes Offering).

•	Issuance of Common Units. On February 23, 2015, we closed on a public offering of 5,250,000 common units for total proceeds (net of underwriting discounts) of $384.5 million (Units Offering).

•
Formation of Bakken Joint Ventures. On January 16, 2015, we closed on the formation of two joint ventures with Paradigm Energy Partners LLC (Paradigm), in which we contributed a crude oil rail terminal growth project previously acquired from Phillips 66, to develop midstream logistics infrastructure in North Dakota.

As of March 31, 2015, our assets consist of one crude oil pipeline, terminal and storage system; three refined petroleum products pipelines, terminal and storage systems; two crude oil rail racks; two refinery-grade propylene storage spheres; two under-construction organic growth projects and five equity investments. Our assets are connected to, and integral to the operation of, seven of Phillips 66’s wholly owned or jointly owned refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity-method affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil and refined petroleum products that we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

Basis of Presentation
We acquired assets from Phillips 66 during 2014 that were considered transfers of businesses between entities under common control. This required the transactions to be accounted for as if the transfers had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of these acquired businesses prior to the effective date of each acquisition. We refer to these pre-acquisition operations as those of our “Predecessors.”

The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66 and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66 and historically not allocated to the Predecessors’ operations, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of net properties, plants and equipment (PP&E) and equity-method investments, or number of terminals and pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

All financial information presented for the periods after each respective business acquisition represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2015, consist of the consolidated results of the Partnership. Our consolidated statements of income, comprehensive income and cash flows for the three months ended March 31, 2014, consist of the combined results of our Predecessors prior to the effective date of each acquisition and the consolidated results of the Partnership.

•	Our consolidated balance sheets at March 31, 2015, and December 31, 2014, consist of the consolidated balances of the Partnership.

•
Our consolidated statement of changes in equity for the three months ended March 31, 2015, consists of the consolidated activity of the Partnership. Our consolidated statement of changes in equity for the three months ended March 31, 2014, consists of both the combined activity of our Predecessors prior to the effective date of each acquisition and the consolidated activity of the Partnership.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2014 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2015, are not necessarily indicative of the results to be expected for the full year.

Note 3—Equity Investments

Bakken Joint Ventures
On January 16, 2015, we closed on agreements with Paradigm to form two joint ventures to develop midstream logistics infrastructure in North Dakota. At closing, we contributed our Palermo Rail Terminal project for a 70 percent ownership interest in Phillips 66 Partners Terminal LLC, and $4.9 million in cash for a 50 percent ownership interest in Paradigm Pipeline LLC. We account for both joint ventures under the equity method of accounting due to governance provisions which require supermajority voting on all decisions that significantly impact the governance, management and economic performance of the joint ventures.

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a Contribution, Conveyance and Assumption Agreement with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills, and 19.46 percent equity interest in Explorer. The Sand Hills pipeline is a 720-mile, fee-based pipeline that transports NGL from plants in the Permian Basin and Eagle Ford Shale to facilities along the Texas Gulf Coast and the Mont Belvieu market hub. The Southern Hills pipeline is an 800-mile, fee-based pipeline that transports NGL from the Midcontinent region to the Mont Belvieu market hub. The Explorer pipeline is an approximately 1,830-mile refined petroleum product pipeline extending from the Texas Gulf Coast to Indiana, transporting refined petroleum products to more than 70 major cities in 16 U.S. states. The transaction closed on March 2, 2015. Total consideration for the transaction was $1.01 billion consisting of $880 million in cash, funded by a portion of the proceeds from the Notes Offering and Units Offering; in addition, the Partnership issued 1,587,376 common units to Phillips 66 and 139,538 general partner units to our General Partner to maintain its 2 percent interest. Total transaction costs of $0.9 million were expensed as incurred in general and administrative expenses.

The following table summarizes our equity investments:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		March 31, 2015	December 31, 2014

DCP Sand Hills Pipeline, LLC	33.34%	$417.0	—
DCP Southern Hills Pipeline, LLC*	33.34	220.6	—
Explorer Pipeline Company	19.46	104.7	—
Phillips 66 Partners Terminal LLC	70.00	43.5	—
Paradigm Pipeline LLC	50.00	15.0	—
Total equity investments		$800.8	—
*Includes a negative basis difference of $100 million relating to a prior sale to a related party.

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

DCP Sand Hills Pipeline, LLC	$4.3	—
DCP Southern Hills Pipeline, LLC	1.5	—
Explorer Pipeline Company	0.3	—
Phillips 66 Partners Terminal LLC	—	—
Paradigm Pipeline LLC	—	—
Total equity in earnings of affiliates	$6.1	—

Summarized 100 percent financial information for Sand Hills follows. Although the acquisition of Sand Hills closed on March 2, 2015, the entire three-month period ended March 31, 2015, is presented in the table below, along with the corresponding period of 2014, for enhanced analysis and comparability.

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

Revenues	$51.0	23.2
Income before income taxes	32.8	9.5
Net income	32.4	9.3

Note 4—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	March 31 2015	December 31 2014
Cost:
Land	$5.9	17.4
Buildings and improvements	27.7	27.3
Pipelines and related assets	180.1	165.0
Terminals and related assets	336.2	334.7
Rail racks and related assets	135.7	133.5
Construction-in-progress	32.0	54.5
Gross PP&E	717.6	732.4
Less: Accumulated depreciation	(252.3)	(247.3)
Net PP&E	$465.3	485.1

Note 5—Debt

Long-term debt at March 31, 2015, and December 31, 2014, was:

	Millions of Dollars
	March 31 2015	December 31 2014

2.646% Senior Notes due 2020	$300.0	—
3.605% Senior Notes due 2025	500.0	—
4.680% Senior Notes due 2045	300.0	—
Revolving credit facility	—	18.0
Note payable to Phillips 66 due 2019 at 3.0%	—	160.0
Note payable to Phillips 66 due 2019 at 3.1%	—	244.0
Note payable to Phillips 66 due 2019 at 2.9%	—	7.6
Debt at face value	1,100.0	429.6
Net unamortized discounts	(0.3)	—
Total debt	1,099.7	429.6
Short-term debt	—	—
Long-term debt	$1,099.7	429.6

Senior Notes
On February 23, 2015, we closed on the Notes Offering and issued the following unsecured senior notes:

•	$300 million aggregate principal amount of 2.646% Senior Notes due February 15, 2020.

•	$500 million aggregate principal amount of 3.605% Senior Notes due February 15, 2025.

•	$300 million aggregate principal amount of 4.680% Senior Notes due February 15, 2045.

Total proceeds (net of underwriting discounts) received from the Notes Offering were $1,092.0 million. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments. In addition, the Partnership used a portion of the proceeds to repay the three notes payable to a subsidiary of Phillips 66. Interest on each series of senior notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2015.

As of March 31, 2015, the aggregate fair value of the senior notes was $1,098.0 million, which we estimated using quoted market prices. The fair value was determined using Level 2 inputs.

Revolving Credit Facility
During the first quarter of 2015, we repaid all amounts borrowed under our revolving credit facility and thus had no amount outstanding at March 31, 2015.  Intra-period borrowings and repayments under this facility are presented on a gross basis in our consolidated statement of cash flows.

Subsidiary Guarantors
In March 2015, we filed a post-effective amendment to our shelf registration statement on file with the U.S. Securities and Exchange Commission to, among other items, remove as co-registrants our subsidiaries that had previously registered the issuance of guarantees of debt securities and deregister all guarantees of debt securities covered by the registration statement.

Note 6—Equity

Common Units Offering
On February 23, 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common limited partner unit. The Partnership received proceeds (net of underwriting discounts) of $384.5 million from the Units Offering. The Partnership utilized a portion of the net proceeds from the Units Offering to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We plan to use the remaining proceeds to fund expansion capital expenditures and for general partnership purposes.

Note 7—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to limited partners. The classes of participating securities include common units, subordinated units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding for the periods presented.

	Millions of Dollars
	Three Months Ended March 31
	2015	2014

Net income attributable to the Partnership	$35.4	18.3
Less: General partner’s distribution declared (including IDRs)*	6.4	0.8
Limited partners’ distribution declared on common units*	17.3	10.6
Limited partner’s distribution declared on subordinated units*	13.0	9.7
Distribution in excess of net income attributable to the Partnership	$(1.3)	(2.8)
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended March 31, 2015
Net income attributable to the Partnership (millions):
Distribution declared	$6.4	17.3	13.0	36.7
Distribution in excess of net income attributable to the Partnership	—	(0.7)	(0.6)	(1.3)
Net income attributable to the Partnership	$6.4	16.6	12.4	35.4

Weighted average units outstanding:
Basic	1,578,031	42,514,707	35,217,112	79,309,850
Diluted	1,578,031	42,514,707	35,217,112	79,309,850

Net income per limited partner unit (dollars):
Basic		$0.39	0.35
Diluted		0.39	0.35

Three Months Ended March 31, 2014
Net income attributable to the Partnership (millions):
Distribution declared	$0.8	10.6	9.7	21.1
Distribution in excess of net income attributable to the Partnership	—	(1.4)	(1.4)	(2.8)
Net income attributable to the Partnership	$0.8	9.2	8.3	18.3

Weighted average units outstanding:
Basic	1,462,251	36,433,206	35,217,112	73,112,569
Diluted	1,462,251	36,433,206	35,217,112	73,112,569

Net income per limited partner unit (dollars):
Basic		$0.25	0.24
Diluted		0.25	0.24

On April 22, 2015, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.37 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $36.7 million attributable to the first quarter of 2015. This distribution is payable May 12, 2015, to unitholders of record as of May 4, 2015.

Subordinated Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements for the conversion of all subordinated units into common units will be satisfied under the partnership agreement. As a result, in the second quarter of 2015, we expect the 35,217,112 subordinated units held by Phillips 66 will convert into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units will not impact the amount of cash distributions paid by us or the total number of outstanding units.

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

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At March 31, 2015, and December 31, 2014, we did not have any material environmental accruals. In the future, we may be involved in environmental assessments, cleanups and proceedings. See Note 13—Subsequent Events for information on a pipeline release in April 2015.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2015, and December 31, 2014, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification
Under our amended omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the assets contributed to us in connection with our Initial Public Offering (the Offering) (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities provided therein is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than legal actions pending at the closing of the Offering) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us under our amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us.

Excluded Liabilities of Acquired Assets
Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for any liabilities arising out of or attributable to the ownership or operation of the assets, or other activities occurring in connection with and attributable to the ownership or operation of the assets, prior to the effective date of each acquisition. We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the assets, or other activities occurring in connection with and attributable to the ownership or operation of the assets, from and after the effective date of each acquisition.

Note 9—Cash Flow Information

Acquisition
The transaction that resulted in our acquisition of equity investments in Sand Hills, Southern Hills and Explorer had both cash and noncash elements.  We attributed $734.3 million of the total $880.0 million cash consideration paid to the investment balance of the Sand Hills, Southern Hills and Explorer pipeline joint ventures acquired (an investing cash outflow). The remaining $145.7 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow). The common and general partner units issued to Phillips 66 in the transaction were assigned no value, because the cash consideration exceeded the historical net book value of the acquired assets in the transaction. Accordingly, the units issued for these acquisitions had no impact on partner capital balances, other than changing ownership percentages.

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Three Months Ended March 31
	2015	2014*

Capital Expenditures and Investments
Capital expenditures attributable to predecessors	$—	34.9
Capital expenditures and investments attributable to the Partnership	32.9	4.6
Total capital expenditures and investments	$32.9	39.5
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Millions of Dollars
	Three Months Ended March 31
	2015	2014
Noncash Investing and Financing Activities
Contributions of net assets into joint ventures	$45.5	—
Note payable—related parties associated with acquisition	—	160.0

Cash Payments
Interest	$1.9	0.1
Income taxes	—	—

Note 10—Related Party Transactions

Commercial Agreements
In connection with the Offering and subsequent acquisitions from Phillips 66, we entered into multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products or minimum monthly service fees. Under our transportation and terminaling services agreements, if Phillips 66 fails to transport, throughput or store its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement.

Amended Operational Services Agreement
Under our amended operational services agreement, we reimburse Phillips 66 for providing certain operational services to us in support of our pipelines, terminaling and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time.

Amended Omnibus Agreement
The amended omnibus agreement addresses our payment of an annual operating and administrative support fee and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities related to our assets, and the prefunding of certain projects by Phillips 66. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks.

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

For additional information on our commercial and other agreements with Phillips 66, see our 2014 Annual Report on Form 10-K.

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses, and interest and debt expense were:

	Millions of Dollars
	Three Months Ended March 31
	2015	2014*

Operating and maintenance expenses	$7.8	7.5
General and administrative expenses	5.5	5.5
Interest and debt expense	1.9	0.4
Total	$15.2	13.4
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $2.5 million beginning March 2, 2015. In prior periods, the monthly fee paid to Phillips 66 was $1.1 million from July 26, 2013, through February 28, 2014, $2.3 million from March 1, 2014, through November 30, 2014, and $2.4 million from December 1, 2014, through March 1, 2015.

The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, rail racks and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gain/loss associated with volumes transported by Phillips 66. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations.

Note 11—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships, primarily Texas.

Our provision for income taxes was $0.2 million for the three months ended March 31, 2015, compared with $0.3 million for the three months ended March 31, 2014. Our effective tax rate was 0.6 percent and 1.1 percent for the three months ended March 31, 2015, and 2014, respectively. The decrease in the effective tax rate for the first quarter of 2015 was primarily attributable to the recognition of deferred tax liabilities during the first quarter of 2014 associated with the Offering.

Note 12—New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We currently have debt issuance costs included as deferred charges in our balance sheet which will be reclassified as a reduction of debt when we adopt ASU 2015-03.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. In April 2015, the FASB issued for comment an exposure draft, “Revenue Recognition - Deferral of the Effective Date of ASU 2014-09,” which will delay implementation for one year. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

Note 13—Subsequent Events

On April 17, 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release. The release was halted on the same day. We are working with the appropriate authorities and remediation efforts are underway. We currently expect costs associated with cleanup and remediation of the release to be in the range of $3 million to $5 million, most of which is expected to be recognized in the second quarter of 2015. Total estimated costs are subject to change to the extent additional information on the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5 million self-insured retentions.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. We are a growth-oriented master limited partnership formed by Phillips 66 to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and other transportation and midstream assets. Our common units trade on the New York Stock Exchange under the symbol “PSXP.”

Developments during the first quarter of 2015 included:

•
Sand Hills/Southern Hills/Explorer Equity Investment Acquisition. On March 2, 2015, we acquired Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), as well as Phillips 66’s 19.46 percent equity interest in Explorer Pipeline Company (Explorer).

•	Issuance of Senior Notes. On February 23, 2015, we closed on a public offering of unsecured senior notes in an aggregate principal amount of $1.1 billion (Notes Offering).

•	Issuance of Common Units. On February 23, 2015, we closed on a public offering of 5,250,000 common units for total proceeds (net of underwriting discounts) of $384.5 million (Units Offering).

•
Formation of Bakken Joint Ventures. On January 16, 2015, we closed on the formation of two joint ventures with Paradigm Energy Partners LLC (Paradigm), in which we contributed a crude oil rail terminal growth project previously acquired from Phillips 66, to develop midstream logistics infrastructure in North Dakota.

As of March 31, 2015, our assets consist of one crude oil pipeline, terminal and storage system; three refined petroleum products pipelines, terminal and storage systems; two crude oil rail racks; two refinery-grade propylene storage spheres; two under-construction organic growth projects and five equity investments. Our assets are connected to, and integral to the operation of, seven of Phillips 66’s wholly owned or jointly owned refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity-method affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil and refined petroleum products that we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

We have multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products or minimum monthly service fees. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 10—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of these agreements.

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

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil and refined petroleum products that we handle in our pipeline, terminal, rail rack and storage systems. In addition, our equity affiliates generate revenue from transporting NGL and refined petroleum products. These volumes are primarily affected by the supply of, and demand for, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under many of our commercial agreements.

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

Our operating and maintenance expenses are also affected by volumetric gain/loss resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any crude oil or refined petroleum product volumetric gain/loss is determined by reference to the monthly average reference price for the applicable commodity. Any gains or losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) before net interest expense, income taxes, depreciation and amortization, attributable to both the Partnership and our Predecessors. Adjusted EBITDA is the EBITDA attributable to the Partnership after deducting the EBITDA attributable to our Predecessors.

Distributable cash flow is generally defined as adjusted EBITDA less net interest, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue from minimum volume commitments, the addition of cash distributions received from equity affiliates less equity earnings from those affiliates, transaction costs associated with acquisitions and certain other noncash items. Distributable cash flow does not reflect changes in working capital balances.

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

Revenues
Most of our revenues are generated from the commercial agreements we have with Phillips 66, under which Phillips 66 agreed to pay us tariffs for transporting crude oil and refined petroleum products on our pipeline systems and fees for providing terminaling, stevedoring and storage services at our terminals, rail racks and storage facilities. These contracts contain minimum volume commitments and, in many cases, tariffs and fees that are higher than our Predecessors’ historical rates.

Expenses
We incur incremental general and administrative expenses as a result of being a stand-alone publicly traded partnership, as well as incremental insurance costs.

Financing
There are differences in the way we finance our operations as compared to the way our Predecessors financed those operations. Historically, our Predecessors’ operations were financed as part of Phillips 66’s integrated operations, and our Predecessors did not record any separate costs associated with financing our operations. Additionally, our Predecessors largely relied on internally generated cash flows and capital contributions from Phillips 66 to satisfy their capital expenditure requirements. We intend to make cash distributions to our unitholders at least at the minimum distribution rate of $0.2125 per unit per quarter ($0.85 per unit on an annualized basis). Based on the terms of our cash distribution policy, we will distribute to our unitholders and our General Partner most of the distributable cash flow generated by our operations. We fund acquisitions and expansion capital expenditures from external sources, including related party financing from Phillips 66, borrowings under our revolving credit facility and issuances of equity and debt securities.

Business Environment
We generate revenue primarily from long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. In addition, our equity-method affiliates generate revenue primarily from transporting NGL and refined petroleum products. Although there has been a recent decline in commodity prices, because we do not take ownership of the crude oil, refined petroleum products and NGL that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs and the volumetric gain/loss calculations included in our commercial agreements with Phillips 66 and other customers. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of Phillips 66 or our other customers. Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s and Phillips 66-operated refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and the general demand for midstream services, including NGL transportation and fractionation.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2015, is based on a comparison with the corresponding period of 2014.

	Millions of Dollars
	Three Months Ended March 31
	2015	2014*
Revenues
Transportation and terminaling services—related parties	$62.8	50.5
Transportation and terminaling services—third parties	1.1	1.3
Equity in earnings of affiliates	6.1	—
Other income	0.1	0.1
Total revenues and other income	70.1	51.9

Costs and Expenses
Operating and maintenance expenses	14.8	11.7
Depreciation	5.1	3.6
General and administrative expenses	7.4	7.4
Taxes other than income taxes	1.3	1.2
Interest and debt expense	5.9	0.5
Total costs and expenses	34.5	24.4
Income before income taxes	35.6	27.5
Provision for income taxes	0.2	0.3
Net Income	$35.4	27.2
Less: Net income attributable to predecessors	—	8.9
Net income attributable to the Partnership	35.4	18.3
Less: General partner’s interest in net income attributable to the Partnership	6.4	0.8
Limited partners’ interest in net income attributable to the Partnership	$29.0	17.5

Adjusted EBITDA	$46.6	21.5

Distributable cash flow	$41.9	23.3
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Three Months Ended March 31
	2015	2014*
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines
Pipeline throughput volumes(1)
Crude oil	283	259
Refined products	462	418
Total	745	677

Terminals
Terminaling throughput and storage volumes
Crude oil(2)	558	410
Refined products	431	429
Total	989	839

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue per barrel(3)	$0.44	0.51
Average terminaling and storage revenue per barrel	0.38	0.27
*Prior-period operating data has been retrospectively adjusted for acquisitions under common control.
(1)Represents the sum of volumes transported through each separately tariffed pipeline segment. Excludes volumes from equity affiliates.
(2)Crude oil terminals include Bayway and Ferndale rail rack volumes.
(3)Excludes average pipeline revenue per barrel from equity affiliates.

The following tables present reconciliations of EBITDA, adjusted EBITDA and distributable cash flow to net income and net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended March 31
	2015	2014*
Reconciliation to Net Income
Net income	$35.4	27.2
Add:
Depreciation	5.1	3.6
Net interest expense	5.8	0.4
Amortization of deferred rentals	0.1	0.1
Provision for income taxes	0.2	0.3
EBITDA	46.6	31.6
Less:
EBITDA attributable to predecessors	—	10.1
Adjusted EBITDA	46.6	21.5
Add:
Adjustments related to minimum volume commitments	1.1	2.3
Phillips 66 prefunded projects and indemnities	0.3	1.5
Distributions in excess of equity earnings	0.7	—
Transaction costs associated with acquisitions	1.4	1.5
Less:
Net interest	6.5	—
Maintenance capital expenditures	1.7	3.5
Distributable cash flow	$41.9	23.3
First-quarter 2015 distributable cash flow included $5.8 million of equity earnings for which the associated distributions from the equity affiliates are expected to be received in the second quarter of 2015. Distributable cash flow excluding these amounts would be $36.1 million.
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Millions of Dollars
	Three Months Ended March 31
	2015	2014*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$31.4	24.6
Add:
Net interest expense	5.8	0.4
Provision for income taxes	0.2	0.3
Changes in working capital	4.1	6.4
Undistributed equity earnings	5.8	—
Other	(0.7)	(0.1)
EBITDA	46.6	31.6
Less:
EBITDA attributable to predecessors	—	10.1
Adjusted EBITDA	46.6	21.5
Add:
Adjustments related to minimum volume commitments	1.1	2.3
Phillips 66 prefunded projects and indemnities	0.3	1.5
Distributions in excess of equity earnings	0.7	—
Transaction costs associated with acquisitions	1.4	1.5
Less:
Net interest	6.5	—
Maintenance capital expenditures	1.7	3.5
Distributable cash flow	$41.9	23.3
First-quarter 2015 distributable cash flow included $5.8 million of equity earnings for which the associated distributions from the equity affiliates are expected to be received in the second quarter of 2015. Distributable cash flow excluding these amounts would be $36.1 million.
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

Statement of Income Analysis

Transportation and terminaling services revenues increased $12.1 million, or 23 percent, in the first quarter of 2015.

The increase in the first quarter of 2015 was primarily attributable to:

•	Additional terminaling revenues from the Bayway and Ferndale rail racks, which commenced operations in August 2014 and November 2014, respectively.

•	Additional storage revenues from the Medford Spheres, which commenced operations in March 2014.

These increases were partially offset by lower pipeline throughput volumes on our Gold Line Products System due to turnaround activities at the Borger Refinery in the first quarter of 2015.

Equity in earnings of affiliates increased $6.1 million in the first quarter of 2015 due to the acquisition of equity interests in the Sand Hills, Southern Hills and Explorer pipeline companies on March 2, 2015.

Operating and maintenance expenses increased $3.1 million, or 26 percent, in the first quarter of 2015. The increase was primarily due to operating and maintenance expenses associated with assets acquired in the fourth quarter of 2014 and tank maintenance activity at the East St. Louis terminal.

Depreciation increased $1.5 million, or 42 percent, in the first quarter of 2015. This increase was primarily due to depreciation associated with the Bayway and Ferndale rail racks and Medford Spheres, which commenced operations in the second half of 2014 and March 2014, respectively.

Interest and debt expense increased $5.4 million in the first quarter of 2015, primarily due to the issuance of $1.1 billion in aggregate principal amount of Senior Notes on February 23, 2015, and the assumption in March 2014 and December 2014 of related party notes payable. See Note 5—Debt, in the Notes to Consolidated Financial Statements, for additional information.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Our sources of liquidity include cash generated from operations, borrowings from related parties and under our $500 million revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and to make quarterly cash distributions.

Operating Activities
Our operations generated $31.4 million in cash from operations during the first three months of 2015, a 28 percent improvement over cash from operations of $24.6 million for the corresponding period of 2014. The improvement was driven by higher revenues primarily from assets that commenced operations in 2014 and favorable working capital impacts. These increases were partially offset by increased operating and maintenance expenses and higher interest and debt expense. Favorable working capital impacts primarily reflected increased accounts receivable and accrued interest, partially offset by decreased accounts payable.

Senior Notes
In February 2015, we issued, through a public offering, $1.1 billion of debt consisting of:

•	$300 million of 2.646% Senior Notes due February 15, 2020.

•	$500 million of 3.605% Senior Notes due February 15, 2025.

•	$300 million of 4.680% Senior Notes due February 15, 2045.

Total proceeds (net of underwriting discounts) received from the Notes Offering were $1,092.0 million. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments. In addition, we used a portion of the proceeds to repay three notes payable to a subsidiary of Phillips 66. Interest on each series of senior notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2015. Our senior unsecured long-term debt has been rated investment grade by Standard & Poor’s Rating Services (BBB) and Moody’s (Baa3).

Common Units
In February 2015, we issued an aggregate of 5,250,000 common units representing limited partner interests to the public at a price of $75.50 per common limited partner unit. We received proceeds (net of underwriting discounts) from the Units Offering of $384.5 million. We utilized a portion of the net proceeds from the Units Offering to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit agreement. We plan to use the remaining proceeds to fund expansion capital expenditures and for general partnership purposes.

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

Capital Requirements

Capital Expenditures and Investments
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations of our wholly owned and equity affiliated entities. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures, including contributions to our equity investments. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the first three months of 2015 and 2014 were:

	Millions of Dollars
	Three Months Ended March 31
	2015	2014*

Capital expenditures attributable to our Predecessors	$—	34.9
Capital expenditures and investments attributable to the Partnership
Expansion	$31.2	1.1
Maintenance	1.7	3.5
Total	32.9	4.6
Total capital expenditures and investments	$32.9	39.5
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

Our capital expenditures and investments for the first three months of 2015 were $32.9 million, primarily associated with the following activities:

•
Shared construction costs of the joint venture projects with Paradigm, including construction of the Palermo Rail Terminal, the Sacagawea Pipeline, a crude oil storage terminal and a central delivery facility in North Dakota.

•	Construction of the Eagle Ford Gathering System.

•	Reactivation of the Cross-Channel Connector Products System.

•	Contributions to our equity investment in Sand Hills pipeline.

Our capital expenditures for the first three months of 2014 were $39.5 million, primarily directed toward the following activities:

•	Construction of rail racks to accept crude deliveries at the Bayway and Ferndale refineries.

•	Replacement of buried piping with above-ground piping on our Clifton Ridge Crude System.

•
Engineering and survey work in preparation for the construction of a new tank and installation of enhanced equipment at our Hartford terminal, as well as the reactivation of a portion of the Hartford connector pipeline to a new connection point to increase available capacity.

We now estimate capital expenditures to be approximately $245 million for the year ending December 31, 2015. The increase is primarily due to expected additional investments in Sand Hills and Southern Hills pipeline companies.

Cash Distribution
For future quarters, we intend to pay at least the minimum quarterly distribution of $0.2125 per unit, which equates to $17.8 million per quarter, or $71.0 million per year, based on the number of common, subordinated and general partner units outstanding as of March 31, 2015.

On April 22, 2015, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.37 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $36.7 million, payable on May 12, 2015, to unitholders of record as of May 4, 2015.

Cash distributions will be made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on April 22, 2015, our General Partner will receive approximately 17 percent of the total cash distributions.

Subordinated Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements for the conversion of all subordinated units into common units will be satisfied under the partnership agreement. As a result, in the second quarter of 2015 we expect the 35,217,112 subordinated units held by Phillips 66 to convert into common units on a one-for-one basis and thereafter to participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units will not impact the amount of cash distributions paid by us or the total number of outstanding units.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2015, and December 31, 2014, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal requirements regarding the environment; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations. As of March 31, 2015, we did not have any material environmental accruals. In the future, we may be involved in environmental assessments, cleanups and proceedings. See Note 13—Subsequent Events, in the Notes to Consolidated Financial Statements, for information on a pipeline release in April 2015.

Indemnification
Under our amended omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the assets contributed to us in connection with our Initial Public Offering (the Offering) (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities provided therein is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than legal actions pending at the closing of the Offering) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us under the amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us.

Excluded Liabilities of Acquired Assets
Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for any liabilities arising out of or attributable to the ownership or operation of the assets, or other activities occurring in connection with and attributable to the ownership or operation of the assets, prior to the effective date of each acquisition. We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the assets, or other activities occurring in connection with and attributable to the ownership or operation of the assets, from and after the effective date of each acquisition.

NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We currently have debt issuance costs included as deferred charges in our balance sheet which will be reclassified as a reduction of debt when we adopt ASU 2015-03.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. Early application for public entities is not permitted. In April 2015, the FASB issued for comment an exposure draft, “Revenue Recognition - Deferral of the Effective Date of ASU 2014-09,” which will delay implementation for one year. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Phillips 66 to satisfy its obligations under our commercial and other agreements.

•	The volume of crude oil, NGL and refined petroleum products we transport, terminal and store.

•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices for crude oil, NGL and refined petroleum products.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of Phillips 66 and the business of its suppliers, customers, business partners and credit lenders.

•	Liabilities associated with the risks and operational hazards inherent in transporting, terminaling and storing crude oil, NGL and refined petroleum products.

•
Curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

•	Inability to timely obtain or maintain permits, including those necessary for capital projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to timely complete construction of announced and future capital projects.

•	The operation, financing and distribution decisions of our joint ventures.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil, NGL and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at March 31, 2015, did not differ materially from that disclosed under Item 7A of our 2014 Form 10-K.

Interest Rate Risk
During the first quarter of 2015, we repaid our $411.6 million of notes payable to Phillips 66, as well as the outstanding balance on our revolving credit facility. On February 23, 2015, we issued $1.1 billion in aggregate principal amount of senior notes with varying maturity dates. Because the senior notes have fixed rates, their fair value is sensitive to changes in U.S. interest rates.  The following table presents the principal cash flow and associated interest rates of these notes by their expected maturity dates, as of March 31, 2015.  We estimated the fair value using quoted market prices.

	Millions of Dollars
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate

Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	—
Remaining years	1,100.0	3.6%
Total	$1,100.0

Fair value	$1,098.0

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2015, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the general partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations. In addition, under our amended omnibus agreement, Phillips 66 indemnifies us for liabilities relating to litigation and environmental matters attributable to the ownership or operation of the assets contributed to us in connection with our Initial Public Offering (the Offering) prior to the closing of the Offering. Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Offering (the Acquired Assets), Phillips 66 assumed the responsibility for liabilities relating to litigation and environmental matters attributable to the ownership and operation of the Acquired Assets prior to our acquisition of those assets.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our 2014 Annual Report on Form 10-K, except as indicated below.

Our significant indebtedness and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility.

We have significant indebtedness and may incur substantial additional indebtedness in the future. Our indebtedness may impose various restrictions and covenants on us that could have material adverse consequences, including:

•	limiting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes;

•	reducing our funds available for operations, business opportunities and distributions to unitholders because of the amount of our cash flow required to make interest payments on our debt;

•	making us more vulnerable to competitive pressures or a downturn in our business or the economy generally; and

•	limiting our flexibility to respond to changing business and economic conditions.

Our ability to service our debt will depend upon, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders, as well as the trading price of our common units. We may not be able to affect any of these actions on satisfactory terms or at all.

We are dependent upon the earnings and cash flows generated by our operations to meet our debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our debt arrangements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

A decrease in our debt or commercial credit capacity, including a deterioration of our credit profile, could increase our costs of borrowing money and/or limit our access to the capital markets and commercial credit, which could materially and adversely affect our business, financial condition, results of operations and cash flows. The terms of our debt arrangements may affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with such terms could result in an event of default that would enable our lenders to declare the outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered. Our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.1	Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66 Partners LP.	8-K	4.1	2/23/2015	001-36011

4.2	First Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2.646% Senior Notes due 2020, including the form of the notes.	8-K	4.2	2/23/2015	001-36011

4.3	Second Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 3.605% Senior Notes due 2025, including the form of the notes.	8-K	4.3	2/23/2015	001-36011

4.4	Third Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 4.680% Senior Notes due 2045, including the form of the notes.	8-K	4.4	2/23/2015	001-36011

10.1	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2015, by and among Phillips 66 Company, Phillips 66 Partners GP LLC, Phillips 66 Pipeline LLC and Phillips 66 Partners LP.	8-K	2.1	2/17/2015	001-36011

10.2	Third Amendment to the Omnibus Agreement, dated as of March 2, 2015, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/2/2015	001-36011

10.3*
Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC by and among DCP Midstream, LP, Spectra Energy Sand Hills Holding, LLC and Phillips 66 Sand Hills LLC dated as of September 3, 2013.

10.4*	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC.

10.5*
Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC by and among DCP LP Holdings, LLC, Spectra Energy Southern Hills Holding, LLC and Phillips 66 Southern Hills LLC dated as of September 3, 2013.

10.6*	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC.

12*	Computation of Ratio of Earnings to Fixed Charges.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

*Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

/s/ Chukwuemeka A. Oyolu
Chukwuemeka A. Oyolu Vice President and Controller (Chief Accounting and Duly Authorized Officer)

May 1, 2015