Form 10-Q
period 2015-06-30
PHILLIPS 66 PARTNERS LP
filed 2015-07-31
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014*	2015	2014*
Revenues
Transportation and terminaling services—related parties	$62.3	54.5	125.1	105.0
Transportation and terminaling services—third parties	0.9	2.4	2.0	3.7
Equity in earnings of affiliates	20.6	—	26.7	—
Other income	—	—	0.1	0.1
Total revenues and other income	83.8	56.9	153.9	108.8

Costs and Expenses
Operating and maintenance expenses	17.5	13.4	32.3	25.1
Depreciation	5.3	3.9	10.4	7.5
General and administrative expenses	6.4	6.2	13.8	13.6
Taxes other than income taxes	3.1	1.0	4.4	2.2
Interest and debt expense	9.5	1.3	15.4	1.8
Other expenses	0.1	—	0.1	—
Total costs and expenses	41.9	25.8	76.4	50.2
Income before income taxes	41.9	31.1	77.5	58.6
Provision for (benefit from) income taxes	(0.1)	0.2	0.1	0.5
Net Income	42.0	30.9	77.4	58.1
Less: Net income (loss) attributable to Predecessors	—	(1.2)	—	7.7
Net income attributable to the Partnership	42.0	32.1	77.4	50.4
Less: General partner’s interest in net income attributable to the Partnership	9.0	1.7	15.4	2.5
Limited partners’ interest in net income attributable to the Partnership	$33.0	30.4	62.0	47.9

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.50	0.41	0.91	0.67
Subordinated units—Phillips 66	—	0.41	0.49	0.65

Cash Distributions Paid Per Unit (dollars)	$0.3700	0.2743	0.7100	0.4991

Average Limited Partner Units Outstanding—Basic and Diluted
Common units—public	24,138,750	18,888,750	22,601,457	18,888,750
Common units—Phillips 66	41,488,934	19,858,957	31,533,586	18,708,100
Subordinated units—Phillips 66	16,254,052	35,217,112	25,683,198	35,217,112
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014*	2015	2014*

Net Income	$42.0	30.9	77.4	58.1
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$42.0	30.9	77.4	58.1
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	June 30 2015	December 31 2014
Assets
Cash and cash equivalents	$104.3	8.3
Accounts receivable—related parties	23.5	21.5
Accounts receivable—third parties	0.5	1.5
Materials and supplies	2.5	2.2
Other current assets	2.7	2.7
Total Current Assets	133.5	36.2
Equity investments	835.9	—
Net properties, plants and equipment	481.0	485.1
Goodwill	2.5	2.5
Intangibles	—	8.4
Deferred rentals—related parties	5.8	5.9
Deferred tax assets	—	0.5
Other assets	10.4	0.9
Total Assets	$1,469.1	539.5

Liabilities
Accounts payable—related parties	$4.0	18.0
Accounts payable—third parties	13.6	10.2
Accrued property and other taxes	5.0	2.7
Accrued interest	14.2	1.9
Deferred revenues—related parties	3.8	0.6
Other current liabilities	—	0.3
Total Current Liabilities	40.6	33.7
Notes payable—related parties	—	411.6
Long-term debt	1,099.7	18.0
Asset retirement obligations	3.6	3.5
Accrued environmental costs	0.1	—
Deferred income taxes	0.2	—
Other liabilities	0.5	0.5
Total Liabilities	1,144.7	467.3

Equity
Common unitholders—public (2015—24,138,750 units issued and outstanding; 2014—18,888,750 units issued and outstanding)	802.2	415.3
Common unitholder—Phillips 66 (2015—57,742,986 units issued and outstanding; 2014—20,938,498 units issued and outstanding)	177.1	57.1
Subordinated unitholder—Phillips 66 (2015—0 units issued and outstanding; 2014—35,217,112 units issued and outstanding)	—	116.8
General partner—Phillips 66 (2015—1,671,056 units issued and outstanding; 2014—1,531,518 units issued and outstanding)	(653.4)	(517.0)
Accumulated other comprehensive loss	(1.5)	—
Total Equity	324.4	72.2
Total Liabilities and Equity	$1,469.1	539.5
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	2015	2014*
Cash Flows From Operating Activities
Net income	$77.4	58.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	10.4	7.5
Deferred taxes	—	(0.1)
Deferred rentals—related parties	0.2	0.2
Accrued environmental costs	0.1	—
Undistributed equity earnings	(3.6)	—
Other	0.5	0.2
Working capital adjustments
Decrease (increase) in accounts receivable	(0.9)	(7.4)
Decrease (increase) in materials and supplies	(0.3)	—
Decrease (increase) in other current assets	(0.1)	(0.2)
Increase (decrease) in accounts payable	(4.5)	(2.3)
Increase (decrease) in accrued interest	12.3	1.6
Increase (decrease) in deferred revenues	3.2	1.6
Increase (decrease) in other accruals	2.1	—
Net Cash Provided by Operating Activities	96.8	59.2

Cash Flows From Investing Activities
Sand Hills/Southern Hills/Explorer equity investment acquisition	(734.3)	—
Gold Line/Medford acquisition	—	(138.0)
Capital expenditures and investments	(97.4)	(79.0)
Return of investment from equity affiliates	4.5	—
Other	(6.1)	5.7
Net Cash Used in Investing Activities	(833.3)	(211.3)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	—	55.2
Project prefunding from Phillips 66	—	2.2
Issuance of debt	1,168.7	—
Repayment of debt	(498.6)	—
Issuance of common units	396.4	—
Offering costs	(12.5)	—
Debt issuance costs	(9.9)	—
Distributions to general partner associated with acquisitions	(145.7)	(262.0)
Quarterly distributions to common unitholders—public	(15.3)	(9.5)
Quarterly distributions to common unitholder—Phillips 66	(15.5)	(9.1)
Quarterly distributions to subordinated unitholder—Phillips 66	(25.0)	(17.6)
Quarterly distributions to General Partner—Phillips 66	(10.0)	(1.1)
Other cash contributions from (to) Phillips 66	(0.1)	3.4
Net Cash Provided by (Used in) Financing Activities	832.5	(238.5)

Net Change in Cash and Cash Equivalents	96.0	(390.6)
Cash and cash equivalents at beginning of period	8.3	425.1
Cash and Cash Equivalents at End of Period	$104.3	34.5
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment	Total

December 31, 2013	$409.1	48.6	104.9	11.5	—	169.9	744.0
Net income attributable to Predecessors*	—	—	—	—	—	7.7	7.7
Net transfers to Phillips 66 from Predecessors*	—	—	—	—	—	60.6	60.6
Contributions from Phillips 66 prior to acquisitions	—	—	—	—	—	4.0	4.0
Project prefunding from Phillips 66	—	—	—	—	—	2.2	2.2
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(422.0)	—	(138.0)	(560.0)
Net income attributable to the Partnership	12.3	12.8	22.8	2.5	—	—	50.4
Quarterly cash distributions to unitholders and General Partner	(9.5)	(9.1)	(17.6)	(1.1)	—	—	(37.3)
Other contributions from Phillips 66	—	—	—	1.4	—	—	1.4
June 30, 2014*	$411.9	52.3	110.1	(407.7)	—	106.4	273.0

December 31, 2014	$415.3	57.1	116.8	(517.0)	—	—	72.2
Issuance of common units	383.9	—	—	—	—	—	383.9
Conversion of subordinated units	—	104.5	(104.5)	—	—	—	—
Deemed net distributions to General Partner associated with acquisitions	—	—	—	(144.9)	—	—	(144.9)
Net income attributable to the Partnership	18.3	31.0	12.7	15.4	—	—	77.4
Acquired accumulated other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Quarterly cash distributions to unitholders and General Partner	(15.3)	(15.5)	(25.0)	(10.0)	—	—	(65.8)
Other contributions from Phillips 66	—	—	—	3.1	—	—	3.1
June 30, 2015	$802.2	177.1	—	(653.4)	(1.5)	—	324.4

	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2013	18,888,750	16,328,362	35,217,112	1,437,433	71,871,657
Units issued associated with the Gold Line/Medford acquisition	—	3,530,595	—	72,053	3,602,648
June 30, 2014	18,888,750	19,858,957	35,217,112	1,509,486	75,474,305

December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued associated with the public equity offering	5,250,000	—	—	—	5,250,000
Units issued associated with Sand Hills/Southern Hills/Explorer equity investment acquisition	—	1,587,376	—	139,538	1,726,914
Subordinated unit conversion	—	35,217,112	(35,217,112)	—	—
June 30, 2015	24,138,750	57,742,986	—	1,671,056	83,552,792
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context.

Description of the Business
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and other transportation and midstream assets. Our common units trade on the New York Stock Exchange under the symbol “PSXP.”

In the first quarter of 2015, we formed two joint ventures with Paradigm Energy Partners LLC (Paradigm) to develop midstream logistics infrastructure in North Dakota and acquired Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), as well as Phillips 66’s 19.46 percent equity interest in Explorer Pipeline Company (Explorer).

As of June 30, 2015, our assets consisted of one crude oil pipeline, terminal and storage system; three refined petroleum products pipelines, terminal and storage systems; two crude oil rail racks; two refinery-grade propylene storage spheres; two under-construction organic growth projects; and five equity investments. Our assets are connected to, and integral to the operation of, seven of Phillips 66’s wholly owned or jointly owned refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil and refined petroleum products we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

Basis of Presentation
We acquired assets from Phillips 66 during 2014 that were considered transfers of businesses between entities under common control. This required the transactions to be accounted for as if the transfers had occurred at the beginning of the transfer period, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of these acquired businesses prior to the effective date of each acquisition. We refer to these pre-acquisition operations as those of our “Predecessors.”

The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66 and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66 and historically not allocated to the Predecessors’ operations, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of properties, plants and equipment (PP&E) and equity investments, or number of terminals and pipeline miles. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

All financial information presented for the periods after each respective business acquisition represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2015, consist of the consolidated results of the Partnership. Our consolidated statements of income and comprehensive income for the three and six months ended June 30, 2014, consist of the combined results of our Predecessors prior to the effective date of each acquisition and the consolidated results of the Partnership.

•	Our consolidated balance sheets at June 30, 2015, and December 31, 2014, consist of the consolidated balances of the Partnership.

•
Our consolidated statement of cash flows for the six months ended June 30, 2015, consists of the consolidated results of the Partnership. Our consolidated statement of cash flows for the six months ended June 30, 2014, consists of the combined results of our Predecessors prior to the effective date of each acquisition and the consolidated results of the Partnership.

•
Our consolidated statement of changes in equity for the six months ended June 30, 2015, consists of the consolidated activity of the Partnership. Our consolidated statement of changes in equity for the six months ended June 30, 2014, consists of both the combined activity of our Predecessors prior to the effective date of each acquisition and the consolidated activity of the Partnership.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2014 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2015, are not necessarily indicative of the results to be expected for the full year.

Note 3—Equity Investments

Bakken Joint Ventures
In January 2015, we closed on agreements with Paradigm to form two joint ventures to develop midstream logistics infrastructure in North Dakota. At closing, we contributed our Palermo Rail Terminal project for a 70 percent ownership interest in Phillips 66 Partners Terminal LLC, and $4.9 million in cash for a 50 percent ownership interest in Paradigm Pipeline LLC. We account for both joint ventures under the equity method of accounting due to governance provisions that require supermajority voting on all decisions that significantly impact the governance, management and economic performance of the joint ventures.

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a Contribution, Conveyance and Assumption Agreement with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills and 19.46 percent equity interest in Explorer. The Sand Hills Pipeline is a 1,045-mile (including laterals), fee-based pipeline that transports NGL from plants in the Permian Basin and Eagle Ford Shale to facilities along the Texas Gulf Coast and the Mont Belvieu market hub. The Southern Hills Pipeline is a 940-mile (including laterals), fee-based pipeline that transports NGL from the Midcontinent region to the Mont Belvieu market hub. The Explorer Pipeline is an approximately 1,830-mile, refined petroleum product pipeline extending from the Texas Gulf Coast to Indiana, transporting refined petroleum products to more than 70 major cities in 16 U.S. states. The transaction closed on March 2, 2015. Total consideration for the transaction was $1.01 billion consisting of $880 million in cash, funded by a portion of the proceeds from a public offering of unsecured senior notes (Notes Offering) and a public offering of common units (Units Offering); in addition, the Partnership issued 1,587,376 common units to Phillips 66 and 139,538 general partner units to our General Partner to maintain its 2 percent interest. Total transaction costs of $0.9 million were expensed as incurred in general and administrative expenses.

The following table summarizes our equity investments:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		June 30, 2015	December 31, 2014

DCP Sand Hills Pipeline, LLC	33.34%	$432.4	—
DCP Southern Hills Pipeline, LLC*	33.34	216.3	—
Explorer Pipeline Company**	19.46	103.7	—
Phillips 66 Partners Terminal LLC	70.00	58.4	—
Paradigm Pipeline LLC	50.00	25.1	—
Total equity investments		$835.9	—
*Investment has a negative basis difference of $99.5 million.
**Investment has a positive basis difference of $85.0 million.

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

DCP Sand Hills Pipeline, LLC	$14.5	—	18.8	—
DCP Southern Hills Pipeline, LLC	3.7	—	5.2	—
Explorer Pipeline Company	2.4	—	2.7	—
Phillips 66 Partners Terminal LLC	—	—	—	—
Paradigm Pipeline LLC	—	—	—	—
Total equity in earnings of affiliates	$20.6	—	26.7	—

Summarized 100 percent financial information for Sand Hills follows. Although the acquisition of Sand Hills closed on March 2, 2015, the entire six-month period ended June 30, 2015, is presented in the table below, along with the three- and six-month periods ended June 30, 2014, for enhanced comparability.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Revenues	$60.5	31.5	111.5	54.7
Income before income taxes	43.5	16.0	76.3	25.5
Net income	43.5	15.9	75.9	25.2

Note 4—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2015	December 31 2014
Cost:
Land	$6.0	17.4
Buildings and improvements	28.3	27.3
Pipelines and related assets	180.5	165.0
Terminals and related assets	337.6	334.7
Rail racks and related assets	136.1	133.5
Construction-in-progress	50.0	54.5
Gross PP&E	738.5	732.4
Less: Accumulated depreciation	(257.5)	(247.3)
Net PP&E	$481.0	485.1

Note 5—Debt

Long-term debt at June 30, 2015, and December 31, 2014, was:

	Millions of Dollars
	June 30 2015	December 31 2014

2.646% Senior Notes due 2020	$300.0	—
3.605% Senior Notes due 2025	500.0	—
4.680% Senior Notes due 2045	300.0	—
Revolving credit facility	—	18.0
Note payable to Phillips 66 due 2019 at 3.0%	—	160.0
Note payable to Phillips 66 due 2019 at 3.1%	—	244.0
Note payable to Phillips 66 due 2019 at 2.9%	—	7.6
Debt at face value	1,100.0	429.6
Net unamortized discounts	(0.3)	—
Total debt	1,099.7	429.6
Short-term debt	—	—
Long-term debt	$1,099.7	429.6

Senior Notes
In February 2015, we closed on the Notes Offering and issued the following unsecured senior notes:

•	$300 million aggregate principal amount of 2.646% Senior Notes due February 15, 2020.

•	$500 million aggregate principal amount of 3.605% Senior Notes due February 15, 2025.

•	$300 million aggregate principal amount of 4.680% Senior Notes due February 15, 2045.

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

As of June 30, 2015, the aggregate fair value of the senior notes was $1,029.3 million, which we estimated using quoted market prices. The fair value was determined using Level 2 inputs.

Revolving Credit Facility
During the first quarter of 2015, we repaid all amounts borrowed under our revolving credit facility. No amounts were outstanding at June 30, 2015.  Intra-period borrowings and repayments under this facility are presented on a gross basis in our consolidated statement of cash flows.

Note 6—Equity

Common Units Offering
In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit. The Partnership received proceeds (net of underwriting discounts) of $384.5 million from the Units Offering. The Partnership utilized a portion of the net proceeds from the Units Offering to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We are using the remaining proceeds to fund expansion capital expenditures and for general partnership purposes.

Note 7—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. The classes of participating securities as of June 30, 2015, included common units, general partner units and incentive distribution rights (IDRs). Net income earned by the Partnership is allocated between the limited partners and the General Partner (including the General Partner’s IDRs) in accordance with our partnership agreement. Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding for the periods presented.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014

Net income attributable to the Partnership	$42.0	32.1	77.4	50.4
Less: General partner’s distributions declared (including IDRs)*	8.8	1.6	15.2	2.4
Limited partners’ distributions declared on common units*	32.7	11.7	50.0	22.3
Limited partner’s distributions declared on subordinated units*	—	10.6	13.0	20.3
Distributions less than (in excess of) net income attributable to the Partnership	$0.5	8.2	(0.8)	5.4
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended June 30, 2015
Net income attributable to the Partnership (millions):
Distribution declared	$8.8	32.7	—	41.5
Distribution less than net income attributable to the Partnership	0.2	0.3	—	0.5
Net income attributable to the Partnership	$9.0	33.0	—	42.0

Weighted average units outstanding:
Basic	1,671,056	65,627,684	16,254,052	83,552,792
Diluted	1,671,056	65,627,684	16,254,052	83,552,792

Net income per limited partner unit (dollars):
Basic		$0.50	—
Diluted		0.50	—

Three Months Ended June 30, 2014
Net income attributable to the Partnership (millions):
Distribution declared	$1.6	11.7	10.6	23.9
Distribution less than net income attributable to the Partnership	0.1	4.2	3.9	8.2
Net income attributable to the Partnership	$1.7	15.9	14.5	32.1

Weighted average units outstanding:
Basic	1,509,486	38,747,707	35,217,112	75,474,305
Diluted	1,509,486	38,747,707	35,217,112	75,474,305

Net income per limited partner unit (dollars):
Basic		$0.41	0.41
Diluted		0.41	0.41

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Six Months Ended June 30, 2015
Net income attributable to the Partnership (millions):
Distributions declared	$15.2	50.0	13.0	78.2
Distributions less than (in excess of) net income attributable to the Partnership	0.2	(0.7)	(0.3)	(0.8)
Net income attributable to the Partnership	$15.4	49.3	12.7	77.4

Weighted average units outstanding:
Basic	1,624,800	54,135,043	25,683,198	81,443,041
Diluted	1,624,800	54,135,043	25,683,198	81,443,041

Net income per limited partner unit (dollars):
Basic		$0.91	0.49
Diluted		0.91	0.49

Six Months Ended June 30, 2014
Net income attributable to the Partnership (millions):
Distributions declared	$2.4	22.3	20.3	45.0
Distributions less than net income attributable to the Partnership	0.1	2.8	2.5	5.4
Net income attributable to the Partnership	$2.5	25.1	22.8	50.4

Weighted average units outstanding:
Basic	1,485,999	37,596,850	35,217,112	74,299,961
Diluted	1,485,999	37,596,850	35,217,112	74,299,961

Net income per limited partner unit (dollars):
Basic		$0.67	0.65
Diluted		0.67	0.65

On July 22, 2015, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.40 per common unit which, combined with distributions to our General Partner, will result in total distributions of $41.5 million attributable to the second quarter of 2015. This distribution is payable August 12, 2015, to unitholders of record as of August 3, 2015.

Subordinated Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied. As a result, in the second quarter of 2015, the 35,217,112 subordinated units held by Phillips 66 converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

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

On April 17, 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release. The release was halted on the same day, and cleanup and remediation efforts followed. Costs recognized during the second quarter of 2015 associated with cleanup of the release were $3.1 million. We continue to work with the appropriate authorities and costs are subject to change if and to the extent additional information on the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5.0 million self-insured retentions.

At June 30, 2015, we had $0.1 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2015, and December 31, 2014, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Six Months Ended June 30
	2015	2014*
Capital Expenditures and Investments
Capital expenditures attributable to Predecessors	$—	70.5
Capital expenditures and investments attributable to the Partnership	97.4	8.5
Total capital expenditures and investments	$97.4	79.0
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Millions of Dollars
	Six Months Ended June 30
	2015	2014
Noncash Investing and Financing Activities
Contributions of net assets into joint ventures	$43.3	—
Note payable—related parties associated with acquisition	—	160.0

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

Tax Sharing Agreement
In connection with the Offering, we entered into a tax sharing agreement with Phillips 66 pursuant to which we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 as a result of our results of operations being included in a combined or consolidated tax return filed by Phillips 66 with respect to taxable periods including or beginning on or after the closing date of the Offering. The amount of any such reimbursement will be limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with Phillips 66. Phillips 66 may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we would nevertheless reimburse Phillips 66 for the tax we would have owed had the attributes not been available or used for our benefit, even though Phillips 66 had no cash expense for that period.

For additional information on our commercial and other agreements with Phillips 66, see our 2014 Annual Report on Form 10-K.

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014*	2015	2014*

Operating and maintenance expenses	$8.2	7.9	16.0	15.4
General and administrative expenses	5.6	5.5	11.1	11.0
Interest and debt expense	—	1.2	1.9	1.6
Total	$13.8	14.6	29.0	28.0
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

Currently, we pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $2.5 million. The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, rail racks and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gain/loss associated with volumes transported by Phillips 66. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations.

Note 11—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships, primarily Texas.

Our effective tax rate was (0.2) percent and 0.1 percent for the three- and six-month periods ended June 30, 2015, respectively, compared with 0.6 percent and 0.9 percent for the corresponding periods of 2014. The decrease in the 2015 periods was primarily attributable to a legislated reduction in the Texas margin tax rate.

Note 12—New Accounting Standards

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-06, “Earnings Per Share (Topic 260) - Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” This ASU specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and, therefore, the previously reported earnings per unit of the limited partners would not change as a result of the dropdown transaction. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and shall be applied retrospectively to each period presented.  We have historically calculated earnings per unit after a dropdown transaction consistent with the approach required by ASU 2015-06; therefore, we do not expect ASU 2015-06 will have a significant impact on our consolidated financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We currently have debt issuance costs included as deferred charges in our balance sheet which will be reclassified as a reduction of debt when we adopt ASU 2015-03. At June 30, 2015, this amount was $9.6 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. At its July 8, 2015, meeting, the FASB voted to delay implementation by one year.  Pending the issuance of a final ASU, the standard will be effective for annual and quarterly reporting periods of public entities beginning after December 15, 2017. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS,” beginning on page 33.

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and other transportation and midstream assets. Our common units trade on the New York Stock Exchange under the symbol “PSXP.”

Developments during the first half of 2015 included:

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

•
Formation of Bakken Joint Ventures. On January 16, 2015, we closed on the formation of two joint ventures with Paradigm Energy Partners LLC (Paradigm), to which we contributed a crude oil rail terminal growth project previously acquired from Phillips 66, to develop midstream logistics infrastructure in North Dakota.

As of June 30, 2015, our assets consist of one crude oil pipeline, terminal and storage system; three refined petroleum products pipelines, terminal and storage systems; two crude oil rail racks; two refinery-grade propylene storage spheres; two under-construction organic growth projects; and five equity investments. Our assets are connected to, and integral to the operation of, seven of Phillips 66’s wholly owned or jointly owned refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil and refined petroleum products we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repair and maintenance expenses. These expenses remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. Although we seek to manage our maintenance expenditures on our pipelines, terminals, rail racks and storage facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is performed regularly.

Our operating and maintenance expenses are also affected by volumetric gains/losses resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any crude oil or refined petroleum product volumetric gain/loss is determined by reference to the monthly average reference price for the applicable commodity. Any gains or losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) plus net interest expense, income taxes, depreciation and amortization attributable to both the Partnership and our Predecessors.

Adjusted EBITDA is the EBITDA directly attributable to the Partnership after deducting the EBITDA attributable to our Predecessors, adjusted for:

•	The difference between cash distributions received and equity earnings from our affiliates.

•	Transaction costs associated with acquisitions.

•	Certain other noncash items.

Distributable cash flow is generally defined as adjusted EBITDA less net interest, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue from minimum volume commitments and prefunded maintenance capital expenditures.

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

The GAAP performance measure most directly comparable to EBITDA, adjusted EBITDA and distributable cash flow is net income. The GAAP liquidity measure most directly comparable to EBITDA and distributable cash flow is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities. They have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Business Environment
We generate revenue primarily from long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Although there has been a recent decline in commodity prices, because we do not take ownership of the crude oil, refined petroleum products and NGL that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs and the volumetric gain/loss calculations included in our commercial agreements with Phillips 66 and other customers. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping patterns of Phillips 66 or our other customers. Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s and Phillips 66-operated refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and the general demand for midstream services, including NGL transportation and fractionation.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2015, is based on a comparison with the corresponding period of 2014.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014*	2015	2014*
Revenues
Transportation and terminaling services—related parties	$62.3	54.5	125.1	105.0
Transportation and terminaling services—third parties	0.9	2.4	2.0	3.7
Equity in earnings of affiliates	20.6	—	26.7	—
Other income	—	—	0.1	0.1
Total revenues and other income	83.8	56.9	153.9	108.8

Costs and Expenses
Operating and maintenance expenses	17.5	13.4	32.3	25.1
Depreciation	5.3	3.9	10.4	7.5
General and administrative expenses	6.4	6.2	13.8	13.6
Taxes other than income taxes	3.1	1.0	4.4	2.2
Interest and debt expense	9.5	1.3	15.4	1.8
Other expenses	0.1	—	0.1	—
Total costs and expenses	41.9	25.8	76.4	50.2
Income before income taxes	41.9	31.1	77.5	58.6
Provision for (benefit from) income taxes	(0.1)	0.2	0.1	0.5
Net Income	42.0	30.9	77.4	58.1
Less: Net income attributable to Predecessors	—	(1.2)	—	7.7
Net income attributable to the Partnership	42.0	32.1	77.4	50.4
Less: General Partner’s interest in net income attributable to the Partnership	9.0	1.7	15.4	2.5
Limited partners’ interest in net income attributable to the Partnership	$33.0	30.4	62.0	47.9

Adjusted EBITDA	$57.0	37.6	106.0	61.4

Distributable Cash Flow	$47.8	34.3	89.7	57.6
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Three Months Ended June 30		Six Months Ended June 30
	2015	2014	2015	2014
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly-Owned Pipelines
Crude oil	282	295	282	277
Refined products	446	438	454	428
Total	728	733	736	705

Select Joint Venture Pipelines(2)
Natural gas liquids	285	—	192	—

Terminals
Terminaling throughput and storage volumes
Crude oil(3)	518	453	538	432
Refined products	424	457	427	443
Total	942	910	965	875

	Dollars per Barrel
Revenue Per Barrel
Average pipeline revenue(4)	$0.44	0.50	0.44	0.51
Average terminaling and storage revenue	0.39	0.28	0.39	0.28
(1) Represents the sum of volumes transported through each separately tariffed pipeline segment.
(2) Total post-acquisition pipeline system throughput volumes for the Sand Hills and Southern Hills pipelines (100 percent basis) per day for each period presented.
(3) Crude oil terminals include Bayway and Ferndale rail rack volumes.
(4) Excludes average pipeline revenue per barrel from equity affiliates.

The following tables present reconciliations of EBITDA, adjusted EBITDA and distributable cash flow to net income and EBITDA and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014*	2015	2014*
Reconciliation to Net Income
Net income	$42.0	30.9	77.4	58.1
Add:
Depreciation	5.3	3.9	10.4	7.5
Net interest expense	9.5	1.3	15.3	1.7
Amortization of deferred rentals	0.1	0.1	0.2	0.2
Provision for (benefit from) income taxes	(0.1)	0.2	0.1	0.5
EBITDA	56.8	36.4	103.4	68.0
Distributions in excess of equity earnings	0.2	—	0.9	—
Expenses indemnified or prefunded by Phillips 66	—	—	0.3	0.8
Transaction costs associated with acquisitions	—	—	1.4	1.5
EBITDA attributable to Predecessors	—	1.2	—	(8.9)
Adjusted EBITDA	57.0	37.6	106.0	61.4
Add:
Adjustments related to minimum volume commitments	2.2	(0.7)	3.3	1.6
Phillips 66 prefunded maintenance capital expenditures	—	1.1	—	1.8
Less:
Net interest	9.5	0.1	16.0	0.1
Income taxes paid	0.4	0.2	0.4	0.2
Maintenance capital expenditures	1.5	3.4	3.2	6.9
Distributable Cash Flow	$47.8	34.3	89.7	57.6
Second-quarter 2015 distributable cash flow excluded $5.8 million of equity earnings for which the associated distributions from the equity affiliates were included in the distributable cash flow for the first quarter of 2015, but received in the second quarter of 2015. Distributable cash flow including this amount would be $53.6 million.
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2015	2014*	2015	2014*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$65.4	34.6	96.8	59.2
Add:
Net interest expense	9.5	1.3	15.3	1.7
Provision for (benefit from) income taxes	(0.1)	0.2	0.1	0.5
Changes in working capital	(15.9)	0.3	(11.8)	6.7
Undistributed equity earnings	(2.2)	—	3.6	—
Accrued environmental costs	(0.1)	—	(0.1)	—
Other	0.2	—	(0.5)	(0.1)
EBITDA	56.8	36.4	103.4	68.0
Distributions in excess of equity earnings	0.2	—	0.9	—
Expenses indemnified or prefunded by Phillips 66	—	—	0.3	0.8
Transaction costs associated with acquisitions	—	—	1.4	1.5
EBITDA attributable to Predecessors	—	1.2	—	(8.9)
Adjusted EBITDA	57.0	37.6	106.0	61.4
Add:
Adjustments related to minimum volume commitments	2.2	(0.7)	3.3	1.6
Phillips 66 prefunded maintenance capital expenditures	—	1.1	—	1.8
Less:
Net interest	9.5	0.1	16.0	0.1
Income taxes paid	0.4	0.2	0.4	0.2
Maintenance capital expenditures	1.5	3.4	3.2	6.9
Distributable Cash Flow	$47.8	34.3	89.7	57.6
Second-quarter 2015 distributable cash flow excluded $5.8 million of equity earnings for which the associated distributions from the equity affiliates were included in the distributable cash flow for the first quarter of 2015, but received in the second quarter of 2015. Distributable cash flow including this amount would be $53.6 million.
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

Statement of Income Analysis

Transportation and terminaling services revenues increased $6.3 million, or 11 percent, in the second quarter of 2015, and increased $18.4 million, or 17 percent, for the first six months of 2015.

For both the three- and six-month periods ended June 30, 2015, the increase was primarily attributable to additional terminaling revenues from the Bayway and Ferndale rail racks, which commenced operations in August 2014 and November 2014, respectively. The six-month period of 2015 also benefited from increased storage revenues attributable to the Medford Spheres, which commenced operations in March 2014.

These increases in both 2015 periods were partially offset by lower pipeline throughput volumes on our Gold Line Products System, largely due to maintenance and turnaround activities at the Borger Refinery, and lower revenues from loss allowance provisions, reflecting lower commodity prices.

Equity in earnings of affiliates increased $20.6 million in the second quarter of 2015, and $26.7 million in the first six months of 2015, due to the acquisition of equity interests in the Sand Hills, Southern Hills and Explorer pipeline companies in March 2015.

Operating and maintenance expenses increased $4.1 million, or 31 percent, in the second quarter of 2015, and increased $7.2 million, or 28.7 percent, in the first half of 2015. The increase was primarily due to cleanup costs associated with a diesel fuel release in April 2015 on our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River, as well as additional costs associated with assets acquired in the fourth quarter of 2014.

Depreciation increased $1.4 million, or 36 percent, in the second quarter of 2015, and increased $2.9 million, or 39 percent, in the first half of 2015. This increase was primarily due to depreciation associated with the Bayway and Ferndale rail racks, which commenced operations in the second half of 2014.

Taxes other than income taxes increased $2.1 million and $2.2 million in the second quarter and first half of 2015, respectively. The increase resulted from higher property taxes assessed on assets acquired in 2014.

Interest and debt expense increased $8.2 million in the second quarter of 2015, and $13.6 million in the first half of 2015, primarily due to the issuance of $1.1 billion in aggregate principal amount of Senior Notes on February 23, 2015. See Note 5—Debt, in the Notes to Consolidated Financial Statements, for additional information.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Our sources of liquidity include cash generated from operations, borrowings from related parties and under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements and long-term capital expenditure requirements, and make our quarterly cash distributions.

Operating Activities
Our operations generated $96.8 million in cash from operations during the first six months of 2015, a 64 percent improvement over cash from operations of $59.2 million for the corresponding period of 2014. The improvement was mainly driven by earnings from our equity affiliates that were acquired in March 2015, higher revenues primarily from assets that commenced operations in the second half of 2014, and favorable working capital impacts. These increases were partially offset by higher interest and debt expenses and increased operating and maintenance expenses. Favorable working capital impacts primarily reflected increased accounts receivable and accrued interest.

Senior Notes
In February 2015, we issued, through a public offering, $1.1 billion of debt consisting of:

•	$300 million of 2.646% Senior Notes due February 15, 2020.

•	$500 million of 3.605% Senior Notes due February 15, 2025.

•	$300 million of 4.680% Senior Notes due February 15, 2045.

Total proceeds (net of underwriting discounts) received from the Notes Offering were $1,092.0 million. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments. In addition, we used a portion of the proceeds to repay three notes payable to a subsidiary of Phillips 66. Interest on each series of senior notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2015. Our senior unsecured long-term debt has been rated investment grade by Standard & Poor’s Rating Services (BBB) and Moody’s Investor Services (Baa3).

Common Units
In February 2015, we issued an aggregate of 5,250,000 common units representing limited partner interests to the public at a price of $75.50 per common unit. We received proceeds (net of underwriting discounts) from the Units Offering of $384.5 million. We utilized a portion of the net proceeds from the Units Offering to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit agreement. We plan to use the remaining proceeds to fund expansion capital expenditures and for general partnership purposes.

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

Capital Requirements

Capital Expenditures and Investments
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational regulations of our wholly owned and equity affiliated entities. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures, including contributions to our joint ventures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the first six months of 2015 and 2014 were:

	Millions of Dollars
	Six Months Ended June 30
	2015	2014*

Capital expenditures attributable to our Predecessors	$—	70.5
Capital expenditures and investments attributable to the Partnership
Expansion	$94.2	1.6
Maintenance	3.2	6.9
Total	97.4	8.5
Total capital expenditures and investments	$97.4	79.0
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

Our capital expenditures and investments for the first six months of 2015 were $97.4 million, primarily associated with the following activities:

•
Shared construction costs of the joint venture projects with Paradigm, including construction of the Palermo Rail Terminal, the Sacagawea Pipeline, a crude oil storage terminal and a central delivery facility in North Dakota.

•	Construction of the Eagle Ford Gathering System.

•	Contributions to our Sand Hills joint venture.

•	Reactivation and expansion of the Cross-Channel Connector Products System.

Construction of the Sacagawea Pipeline is experiencing permitting delays that will postpone the planned start-up from the end of 2015 into 2016. Accordingly, we expect a deferral of a portion of the planned capital spending for the pipeline project from 2015 into 2016.

Cash Distribution
On July 22, 2015, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.40 per common unit which, combined with distributions to our General Partner, will result in total distributions of $41.5 million, payable on August 12, 2015, to unitholders of record as of August 3, 2015.

Cash distributions will be made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on July 22, 2015, our General Partner will receive approximately 21 percent of the total cash distributions for the second quarter.

Subordinated Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied. As a result, in the second quarter of 2015, the 35,217,112 subordinated units held by Phillips 66 converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2015, and December 31, 2014, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

On April 17, 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release of approximately 800 barrels. The release was halted on the same day, and cleanup and remediation efforts followed. Costs recognized during the second quarter of 2015 associated with cleanup of the release were $3.1 million. We continue to work with the appropriate authorities and costs are subject to change if and to the extent additional information on the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5.0 million self-insured retentions.

At June 30, 2015, we had $0.1 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

NEW ACCOUNTING STANDARDS

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-06, “Earnings Per Share (Topic 260) - Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” This ASU specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and, therefore, the previously reported earnings per unit of the limited partners would not change as a result of the dropdown transaction. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and shall be applied retrospectively to each period presented.  We have historically calculated earnings per unit after a dropdown transaction consistent with the approach required by ASU 2015-06; therefore, we do not expect that ASU 2015-06 will have a significant impact on our consolidated financial statements or related disclosures.

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after

December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. We currently have debt issuance costs included as deferred charges in our balance sheet which will be reclassified as a reduction of debt when we adopt ASU 2015-03. At June 30, 2015, this amount was $9.6 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. ASU 2014-09 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2016. At its July 8, 2015, meeting, the FASB voted to delay implementation by one year.  Pending the issuance of a final ASU, the standard will be effective for annual and quarterly reporting periods of public entities beginning after December 15, 2017. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at June 30, 2015, did not differ materially from that disclosed under Item 7A of our 2014 Form 10-K.

Interest Rate Risk
During the first quarter of 2015, we repaid our $411.6 million of notes payable to Phillips 66, as well as the then outstanding balance on our revolving credit facility. On February 23, 2015, we issued $1.1 billion in aggregate principal amount of senior notes with varying maturity dates. Because the senior notes have fixed rates, their fair value is sensitive to changes in U.S. interest rates.  The following table presents the principal cash flow and associated interest rates of these notes by their expected maturity dates, as of June 30, 2015.  We estimated the fair value using quoted market prices.

	Millions of Dollars
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate

Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	—
Remaining years	1,100.0	3.6%
Total	$1,100.0

Fair value	$1,029.3

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2015, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

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

July 31, 2015