Form 10-Q
period 2015-09-30
PHILLIPS 66 PARTNERS LP
filed 2015-10-30
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2015
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014*	2015	2014*
Revenues and Other Income
Transportation and terminaling services—related parties	$65.4	54.8	190.5	159.8
Transportation and terminaling services—third parties	0.7	0.7	2.7	4.4
Equity in earnings of affiliates	25.2	—	51.9	—
Other income	0.1	—	0.2	0.1
Total revenues and other income	91.4	55.5	245.3	164.3

Costs and Expenses
Operating and maintenance expenses	15.5	13.2	47.8	38.3
Depreciation	5.7	4.2	16.1	11.7
General and administrative expenses	6.2	5.5	20.0	19.1
Taxes other than income taxes	2.4	1.1	6.8	3.3
Interest and debt expense	9.2	1.4	24.6	3.2
Other expenses	—	—	0.1	—
Total costs and expenses	39.0	25.4	115.4	75.6
Income before income taxes	52.4	30.1	129.9	88.7
Provision for income taxes	0.1	0.1	0.2	0.6
Net Income	52.3	30.0	129.7	88.1
Less: Net income attributable to Predecessors	—	0.6	—	8.3
Net income attributable to the Partnership	52.3	29.4	129.7	79.8
Less: General partner’s interest in net income attributable to the Partnership	11.5	2.0	26.9	4.5
Limited partners’ interest in net income attributable to the Partnership	$40.8	27.4	102.8	75.3

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.50	0.37	1.40	1.04
Subordinated units—Phillips 66	—	0.37	0.82	1.02

Cash Distributions Paid Per Limited Partner Unit (dollars)	$0.4000	0.3017	1.1100	0.8008

Average Limited Partner Units Outstanding—Basic and Diluted
Common units—public	24,138,750	18,888,750	23,119,519	18,888,750
Common units—Phillips 66	57,742,986	19,858,957	40,366,058	19,095,935
Subordinated units—Phillips 66	—	35,217,112	17,028,054	35,217,112
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014*	2015	2014*

Net Income	$52.3	30.0	129.7	88.1
Other Comprehensive Income	—	—	—	—
Comprehensive Income	$52.3	30.0	129.7	88.1
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2015	December 31 2014
Assets
Cash and cash equivalents	$72.9	8.3
Accounts receivable—related parties	26.4	21.5
Accounts receivable—third parties	0.7	1.5
Materials and supplies	2.5	2.2
Other current assets	2.8	2.7
Total Current Assets	105.3	36.2
Equity investments	858.4	—
Net properties, plants and equipment	489.0	485.1
Goodwill	2.5	2.5
Intangibles	—	8.4
Deferred rentals—related parties	5.7	5.9
Deferred tax assets	—	0.5
Other assets	10.1	0.9
Total Assets	$1,471.0	539.5

Liabilities
Accounts payable—related parties	$2.6	18.0
Accounts payable—third parties	9.2	10.2
Accrued property and other taxes	6.6	2.7
Accrued interest	5.1	1.9
Current portion of accrued environmental costs	0.1	—
Deferred revenues—related parties	6.3	0.6
Other current liabilities	0.2	0.3
Total Current Liabilities	30.1	33.7
Notes payable—related parties	—	411.6
Long-term debt	1,099.7	18.0
Asset retirement obligations	3.6	3.5
Accrued environmental costs	0.6	—
Deferred income taxes	0.3	—
Other liabilities	0.6	0.5
Total Liabilities	1,134.9	467.3

Equity
Common unitholders—public (2015—24,138,750 units issued and outstanding; 2014—18,888,750 units issued and outstanding)	804.5	415.3
Common unitholder—Phillips 66 (2015—57,742,986 units issued and outstanding; 2014—20,938,498 units issued and outstanding)	182.9	57.1
Subordinated unitholder—Phillips 66 (2015—0 units issued and outstanding; 2014—35,217,112 units issued and outstanding)	—	116.8
General partner—Phillips 66 (2015—1,671,056 units issued and outstanding; 2014—1,531,518 units issued and outstanding)	(649.8)	(517.0)
Accumulated other comprehensive loss	(1.5)	—
Total Equity	336.1	72.2
Total Liabilities and Equity	$1,471.0	539.5
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2015	2014*
Cash Flows From Operating Activities
Net income	$129.7	88.1
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16.1	11.7
Deferred rentals—related parties	0.3	0.3
Accrued environmental costs	0.6	—
Undistributed equity earnings	(2.7)	—
Other	1.7	0.8
Working capital adjustments
Decrease (increase) in accounts receivable	(4.1)	(7.3)
Decrease (increase) in materials and supplies	(0.3)	(0.2)
Decrease (increase) in other current assets	(0.2)	(0.6)
Increase (decrease) in accounts payable	(10.9)	(3.1)
Increase (decrease) in accrued interest	3.2	1.2
Increase (decrease) in deferred revenues	5.7	3.0
Increase (decrease) in environmental accruals	0.1	—
Increase (decrease) in other accruals	3.7	0.8
Net Cash Provided by Operating Activities	142.9	94.7

Cash Flows From Investing Activities
Sand Hills/Southern Hills/Explorer equity investment acquisition	(734.3)	—
Gold Line/Medford acquisition	—	(138.0)
Capital expenditures and investments	(137.7)	(96.4)
Return of investment from equity affiliates	8.2	—
Other	(5.5)	(7.2)
Net Cash Used in Investing Activities	(869.3)	(241.6)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	—	82.2
Project prefunding from Phillips 66	—	2.2
Issuance of debt	1,168.7	—
Repayment of debt	(498.6)	—
Issuance of common units	396.4	—
Offering costs	(12.5)	—
Debt issuance costs	(9.9)	—
Distributions to General Partner associated with acquisitions	(145.7)	(262.0)
Quarterly distributions to common unitholders—public	(25.0)	(15.2)
Quarterly distributions to common unitholder—Phillips 66	(38.5)	(15.1)
Quarterly distributions to subordinated unitholder—Phillips 66	(25.0)	(28.2)
Quarterly distributions to General Partner—Phillips 66	(18.8)	(2.7)
Other cash contributions from (to) Phillips 66	(0.1)	3.6
Net Cash Provided by (Used in) Financing Activities	791.0	(235.2)

Net Change in Cash and Cash Equivalents	64.6	(382.1)
Cash and cash equivalents at beginning of period	8.3	425.1
Cash and Cash Equivalents at End of Period	$72.9	43.0
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment	Total

December 31, 2013	$409.1	48.6	104.9	11.5	—	169.9	744.0
Net income attributable to Predecessors*	—	—	—	—	—	8.3	8.3
Net transfers to Phillips 66 from Predecessors*	—	—	—	—	—	87.5	87.5
Contributions from Phillips 66 prior to acquisitions	—	—	—	—	—	4.0	4.0
Project prefunding from Phillips 66	—	—	—	—	—	2.2	2.2
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(422.0)	—	(138.0)	(560.0)
Net income attributable to the Partnership	19.3	20.1	35.9	4.5	—	—	79.8
Quarterly cash distributions to unitholders and General Partner	(15.2)	(15.1)	(28.2)	(2.7)	—	—	(61.2)
Other contributions from Phillips 66	—	—	—	2.3	—	—	2.3
September 30, 2014*	$413.2	53.6	112.6	(406.4)	—	133.9	306.9

December 31, 2014	$415.3	57.1	116.8	(517.0)	—	—	72.2
Issuance of common units	383.9	—	—	—	—	—	383.9
Conversion of subordinated units	—	105.8	(105.8)	—	—	—	—
Deemed net distributions to General Partner associated with acquisitions	—	—	—	(145.0)	—	—	(145.0)
Net income attributable to the Partnership	30.3	58.5	14.0	26.9	—	—	129.7
Acquired accumulated other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Quarterly cash distributions to unitholders and General Partner	(25.0)	(38.5)	(25.0)	(18.8)	—	—	(107.3)
Other contributions from Phillips 66	—	—	—	4.1	—	—	4.1
September 30, 2015	$804.5	182.9	—	(649.8)	(1.5)	—	336.1

	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2013	18,888,750	16,328,362	35,217,112	1,437,433	71,871,657
Units issued associated with the Gold Line/Medford acquisition	—	3,530,595	—	72,053	3,602,648
September 30, 2014	18,888,750	19,858,957	35,217,112	1,509,486	75,474,305

December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued associated with the public equity offering	5,250,000	—	—	—	5,250,000
Units issued associated with Sand Hills/Southern Hills/Explorer equity investment acquisition	—	1,587,376	—	139,538	1,726,914
Subordinated unit conversion	—	35,217,112	(35,217,112)	—	—
September 30, 2015	24,138,750	57,742,986	—	1,671,056	83,552,792
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context.

Description of the Business
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in Phillips 66 Partners GP LLC to its wholly owned subsidiary, Phillips 66 Project Development Inc. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines, terminals and other transportation and midstream assets. Our common units trade on the New York Stock Exchange under the symbol “PSXP.”

In the first quarter of 2015, we formed two joint ventures with Paradigm Energy Partners LLC (Paradigm) to develop midstream logistics infrastructure in North Dakota and we acquired Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), as well as Phillips 66’s 19.46 percent equity interest in Explorer Pipeline Company (Explorer).

As of September 30, 2015, our assets consisted of one crude oil pipeline, terminal and storage system; four refined petroleum products pipeline, terminal and storage systems; two crude oil rail racks; two refinery-grade propylene storage spheres; one crude oil gathering system; and five equity investments. The majority of our assets are connected to, and integral to the operation of, seven of Phillips 66’s wholly owned or jointly owned refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and for terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil and refined petroleum products we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

All financial information presented for the periods after each respective business acquisition represents the consolidated results of operations, financial position and cash flows of the Partnership. Accordingly:

•
Our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2015, consist of the consolidated results of the Partnership. Our consolidated statements of income and comprehensive income for the three and nine months ended September 30, 2014, consist of the combined results of our Predecessors prior to the effective date of each acquisition and the consolidated results of the Partnership.

•	Our consolidated balance sheets at September 30, 2015, and December 31, 2014, consist of the consolidated balances of the Partnership.

•
Our consolidated statement of cash flows for the nine months ended September 30, 2015, consists of the consolidated results of the Partnership. Our consolidated statement of cash flows for the nine months ended September 30, 2014, consists of the combined results of our Predecessors prior to the effective date of each acquisition and the consolidated results of the Partnership.

•
Our consolidated statement of changes in equity for the nine months ended September 30, 2015, consists of the consolidated activity of the Partnership. Our consolidated statement of changes in equity for the nine months ended September 30, 2014, consists of both the combined activity of our Predecessors prior to the effective date of each acquisition and the consolidated activity of the Partnership.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2014 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2015, are not necessarily indicative of the results to be expected for the full year.

Note 3—Changes in Accounting Principles

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-06, “Earnings Per Share (Topic 260) - Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” This ASU specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and, therefore, the previously reported earnings per unit of the limited partners would not change as a result of the dropdown transaction. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and shall be applied retrospectively to each period presented.  We have historically calculated earnings per unit after a dropdown transaction consistent with the approach required by ASU 2015-06. We adopted ASU 2015-06 effective in the third quarter of 2015. The adoption did not impact our consolidated financial statements or related disclosures.

Note 4—Equity Investments

Bakken Joint Ventures
In January 2015, we closed on agreements with Paradigm to form two joint ventures to develop midstream logistics infrastructure in North Dakota. At closing, we contributed our Palermo Rail Terminal project for a 70 percent ownership interest in Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal), and $4.9 million in cash for a 50 percent ownership interest in Paradigm Pipeline LLC (Paradigm Pipeline). We account for both joint ventures under the equity method of accounting due to governance provisions that require supermajority voting on all decisions that significantly impact the governance, management and economic performance of the joint ventures.

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a Contribution, Conveyance and Assumption Agreement with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills and 19.46 percent equity interest in Explorer. The Sand Hills Pipeline is a 1,190-mile (including laterals), fee-based pipeline that transports NGL from plants in the Permian Basin and Eagle Ford Shale to facilities along the Texas Gulf Coast and the Mont Belvieu market hub. The Southern Hills Pipeline is a 940-mile (including laterals), fee-based pipeline that transports NGL from the Midcontinent region to the Mont Belvieu market hub. The Explorer Pipeline is an approximately 1,830-mile, refined petroleum product pipeline extending from the Texas Gulf Coast to Indiana, transporting refined petroleum products to more than 70 major cities in 16 U.S. states. The transaction closed on March 2, 2015. Total consideration for the transaction was $1.01 billion consisting of $880 million in cash, funded by a portion of the proceeds from a public offering of unsecured senior notes and a public offering of common units; in addition, the Partnership issued 1,587,376 common units to Phillips 66 and 139,538 general partner units to our General Partner to maintain its 2 percent interest. Total transaction costs of $0.9 million were expensed as incurred in general and administrative expenses.

The following table summarizes our equity investments:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		September 30, 2015	December 31, 2014

Sand Hills	33.34%	$432.1	—
Southern Hills*	33.34	212.5	—
Explorer**	19.46	104.4	—
Phillips 66 Partners Terminal	70.00	74.5	—
Paradigm Pipeline	50.00	34.9	—
Total equity investments		$858.4	—
*Investment has a negative basis difference of $98.9 million.
**Investment has a positive basis difference of $83.7 million.

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Sand Hills	$15.1	—	33.9	—
Southern Hills	3.5	—	8.7	—
Explorer	6.6	—	9.3	—
Phillips 66 Partners Terminal	—	—	—	—
Paradigm Pipeline	—	—	—	—
Total equity in earnings of affiliates	$25.2	—	51.9	—

Summarized 100 percent financial information for Sand Hills follows. Although the acquisition of Sand Hills closed on March 2, 2015, the entire nine-month period ended September 30, 2015, is presented in the table below, along with the three- and nine-month periods ended September 30, 2014, for enhanced comparability.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Revenues	$63.8	41.7	175.3	96.4
Income before income taxes	45.8	26.6	122.1	52.1
Net income	45.4	26.3	121.3	51.5

Note 5—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2015	December 31 2014

Land	$5.9	17.4
Buildings and improvements	30.0	27.3
Pipelines and related assets	214.7	165.0
Terminals and related assets	339.3	334.7
Rail racks and related assets	136.2	133.5
Construction-in-progress	25.4	54.5
Gross PP&E	751.5	732.4
Less: Accumulated depreciation	(262.5)	(247.3)
Net PP&E	$489.0	485.1

Note 6—Debt

Long-term debt at September 30, 2015, and December 31, 2014, was:

	Millions of Dollars
	September 30 2015	December 31 2014

2.646% Senior Notes due 2020	$300.0	—
3.605% Senior Notes due 2025	500.0	—
4.680% Senior Notes due 2045	300.0	—
Revolving credit facility	—	18.0
Note payable to Phillips 66 due 2019 at 3.0%	—	160.0
Note payable to Phillips 66 due 2019 at 3.1%	—	244.0
Note payable to Phillips 66 due 2019 at 2.9%	—	7.6
Debt at face value	1,100.0	429.6
Net unamortized discounts	(0.3)	—
Total debt	1,099.7	429.6
Short-term debt	—	—
Long-term debt	$1,099.7	429.6

Senior Notes
In February 2015, we closed on a public offering of $1.1 billion aggregate principal amount of unsecured senior notes (Notes Offering), consisting of:

•	$300 million of 2.646% Senior Notes due February 15, 2020.

•	$500 million of 3.605% Senior Notes due February 15, 2025.

•	$300 million of 4.680% Senior Notes due February 15, 2045.

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

As of September 30, 2015, the aggregate fair value of the senior notes was $984.2 million, which we estimated using quoted market prices. The fair value was determined using Level 2 inputs.

Revolving Credit Facility
During the first quarter of 2015, we repaid all amounts borrowed under our $500 million revolving credit facility. No amounts were outstanding at September 30, 2015.  Intra-period borrowings and repayments under this facility are presented on a gross basis in our consolidated statement of cash flows.

Note 7—Equity

Common Units Offering
In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit (Units Offering). The Partnership received proceeds (net of underwriting discounts) of $384.5 million from the Units Offering. The Partnership utilized a portion of the net proceeds from the Units Offering to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We are using the remaining proceeds to fund expansion capital expenditures and for general partnership purposes.

Note 8—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. The classes of participating securities as of September 30, 2015, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding for the periods presented.

Net income earned by the Partnership is allocated between the limited partners and the General Partner (including the General Partner’s IDRs) in accordance with our partnership agreement. First, earnings are allocated based on actual cash distributions made to our unitholders, including those attributable to the General Partner’s IDRs. To the extent net income attributable to the Partnership exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages, after consideration of any priority allocations of earnings.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Net income attributable to the Partnership	$52.3	29.4	129.7	79.8
Less: General partner’s distributions declared (including IDRs)*	11.1	1.9	26.3	4.3
Limited partners’ distributions declared on common units*	35.1	12.3	85.1	34.6
Limited partner’s distributions declared on subordinated units*	—	11.1	13.0	31.4
Distributions less than net income attributable to the Partnership	$6.1	4.1	5.3	9.5
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended September 30, 2015
Net income attributable to the Partnership (millions):
Distribution declared	$11.1	35.1	—	46.2
Distribution less than net income attributable to the Partnership	0.4	5.7	—	6.1
Net income attributable to the Partnership	$11.5	40.8	—	52.3

Weighted average units outstanding:
Basic	1,671,056	81,881,736	—	83,552,792
Diluted	1,671,056	81,881,736	—	83,552,792

Net income per limited partner unit (dollars):
Basic		$0.50	—
Diluted		0.50	—

Three Months Ended September 30, 2014
Net income attributable to the Partnership (millions):
Distribution declared	$1.9	12.3	11.1	25.3
Distribution less than net income attributable to the Partnership	0.1	2.0	2.0	4.1
Net income attributable to the Partnership	$2.0	14.3	13.1	29.4

Weighted average units outstanding:
Basic	1,509,486	38,747,707	35,217,112	75,474,305
Diluted	1,509,486	38,747,707	35,217,112	75,474,305

Net income per limited partner unit (dollars):
Basic		$0.37	0.37
Diluted		0.37	0.37

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Nine Months Ended September 30, 2015
Net income attributable to the Partnership (millions):
Distributions declared	$26.3	85.1	13.0	124.4
Distributions less than net income attributable to the Partnership	0.6	3.7	1.0	5.3
Net income attributable to the Partnership	$26.9	88.8	14.0	129.7

Weighted average units outstanding:
Basic	1,640,388	63,485,577	17,028,054	82,154,019
Diluted	1,640,388	63,485,577	17,028,054	82,154,019

Net income per limited partner unit (dollars):
Basic		$1.40	0.82
Diluted		1.40	0.82

Nine Months Ended September 30, 2014
Net income attributable to the Partnership (millions):
Distributions declared	$4.3	34.6	31.4	70.3
Distributions less than net income attributable to the Partnership	0.2	4.8	4.5	9.5
Net income attributable to the Partnership	$4.5	39.4	35.9	79.8

Weighted average units outstanding:
Basic	1,493,914	37,984,685	35,217,112	74,695,711
Diluted	1,493,914	37,984,685	35,217,112	74,695,711

Net income per limited partner unit (dollars):
Basic		$1.04	1.02
Diluted		1.04	1.02

On October 21, 2015, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.428 per common unit which, combined with distributions to our General Partner, will result in total distributions of $46.2 million attributable to the third quarter of 2015. This distribution is payable November 12, 2015, to unitholders of record as of November 3, 2015.

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

Note 9—Contingencies

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

In April 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release of approximately 800 barrels. The release was halted on the same day, and cleanup and remediation efforts followed. Costs recognized during the second and third quarters of 2015 associated with cleanup and remediation of the release were $3.8 million. We continue to work with the appropriate authorities and costs are subject to change if additional information regarding the extent of the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5.0 million self-insured retentions.

At September 30, 2015, we had $0.7 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2015, and December 31, 2014, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 10—Cash Flow Information

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

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Nine Months Ended September 30
	2015	2014*
Capital Expenditures and Investments
Capital expenditures attributable to Predecessors	$—	85.1
Capital expenditures and investments attributable to the Partnership	137.7	11.3
Total capital expenditures and investments	$137.7	96.4
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Millions of Dollars
	Nine Months Ended September 30
	2015	2014
Noncash Investing and Financing Activities
Contributions of net assets into joint ventures	$43.3	—
Note payable—related parties associated with an acquisition	—	160.0

Note 11—Related Party Transactions

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

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014*	2015	2014*

Operating and maintenance expenses	$9.8	8.1	25.8	23.5
General and administrative expenses	5.2	5.2	16.3	16.2
Interest and debt expense	—	1.2	1.9	2.8
Total	$15.0	14.5	44.0	42.5
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

Our effective tax rate was 0.2 percent for both the three- and nine-month periods ended September 30, 2015, compared with 0.3 percent and 0.7 percent, respectively for the corresponding periods of 2014. The decrease in the 2015 nine-month period was primarily attributable to a legislated reduction in the Texas margin tax rate.

Note 13—New Accounting Standards

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  This standard states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs when they relate to a line-of-credit arrangement.  We currently have debt issuance costs included as deferred charges in our balance sheet which will be reclassified as a reduction of debt when we adopt ASU 2015-03. At September 30, 2015, this amount was $9.3 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

Note 14—Subsequent Events

On October 29, 2015, we entered into a Contribution, Conveyance and Assumption agreement with subsidiaries of Phillips 66 to acquire Phillips 66’s 40 percent interest in Bayou Bridge Pipeline LLC for consideration estimated to be $70 million. Actual consideration will be based on Phillip 66’s investment balance in Bayou Bridge Pipeline at closing. Bayou Bridge Pipeline is constructing a pipeline system that will deliver crude oil from the Beaumont, Texas, area to Lake Charles, Louisiana, with further service from Lake Charles to St. James, Louisiana. We expect to fund one-half of the consideration with cash on hand and/or through our revolver, and to fund the remaining one-half with the issuance of new common units to Phillips 66 Project Development Inc. and general partner units to our General Partner. The transaction is expected to close on December 1, 2015. After closing, we will assume responsibility for our share of the remaining capital investments necessary to complete the pipeline project.

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

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes appearing elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in Phillips 66 Partners GP LLC to its wholly owned subsidiary, Phillips 66 Project Development Inc. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines, terminals and other transportation and midstream assets. Our common units trade on the New York Stock Exchange under the symbol “PSXP.”

Developments during the first nine months of 2015 included:

•	Eagle Ford Gathering System Project. In September 2015, full operations commenced at our crude oil gathering system connecting Eagle Ford production to third party pipelines.

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

As of September 30, 2015, our assets consisted of one crude oil pipeline, terminal and storage system; four refined petroleum products pipeline, terminal and storage systems; two crude oil rail racks; two refinery-grade propylene storage spheres; one crude oil gathering system; and five equity investments. The majority of our assets are connected to, and integral to the operation of, seven of Phillips 66’s wholly owned or jointly owned refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and for terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil and refined petroleum products we handle and do not engage in the trading of crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

Adjusted EBITDA is the EBITDA directly attributable to the Partnership after deducting the EBITDA attributable to our Predecessors, adjusted for:

•	The difference between cash distributions received and equity earnings from our affiliates.

•	Transaction costs associated with acquisitions.

•	Certain other noncash items, including expenses indemnified by Phillips 66.

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

Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s owned or operated refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. Our equity investment throughput volumes depend primarily on upstream drilling activities, refinery performance and product supply and demand.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2015, is based on a comparison with the corresponding period of 2014.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014*	2015	2014*
Revenues
Transportation and terminaling services—related parties	$65.4	54.8	190.5	159.8
Transportation and terminaling services—third parties	0.7	0.7	2.7	4.4
Equity in earnings of affiliates	25.2	—	51.9	—
Other income	0.1	—	0.2	0.1
Total revenues and other income	91.4	55.5	245.3	164.3

Costs and Expenses
Operating and maintenance expenses	15.5	13.2	47.8	38.3
Depreciation	5.7	4.2	16.1	11.7
General and administrative expenses	6.2	5.5	20.0	19.1
Taxes other than income taxes	2.4	1.1	6.8	3.3
Interest and debt expense	9.2	1.4	24.6	3.2
Other expenses	—	—	0.1	—
Total costs and expenses	39.0	25.4	115.4	75.6
Income before income taxes	52.4	30.1	129.9	88.7
Provision for income taxes	0.1	0.1	0.2	0.6
Net Income	52.3	30.0	129.7	88.1
Less: Net income attributable to Predecessors	—	0.6	—	8.3
Net income attributable to the Partnership	52.3	29.4	129.7	79.8
Less: General Partner’s interest in net income attributable to the Partnership	11.5	2.0	26.9	4.5
Limited partners’ interest in net income attributable to the Partnership	$40.8	27.4	102.8	75.3

Adjusted EBITDA	$73.4	35.9	179.4	97.3

Distributable Cash Flow	$64.5	33.4	154.2	91.0
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil	306	302	290	286
Refined products	438	384	449	413
Total	744	686	739	699

Selected Joint Venture Pipelines(2)
Natural gas liquids	280	—	221	—

Terminals
Terminaling throughput and storage volumes
Crude oil(3)	536	514	537	459
Refined products	441	413	432	433
Total	977	927	969	892

Revenue Per Barrel (dollars)
Average pipeline revenue(4)	$0.45	0.48	0.44	0.50
Average terminaling and storage revenue	0.39	0.29	0.39	0.28
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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014*	2015	2014*
Reconciliation to Net Income
Net income	$52.3	30.0	129.7	88.1
Add:
Depreciation	5.7	4.2	16.1	11.7
Net interest expense	9.1	1.4	24.4	3.1
Amortization of deferred rentals	0.1	0.1	0.3	0.3
Provision for income taxes	0.1	0.1	0.2	0.6
EBITDA	67.3	35.8	170.7	103.8
Distributions in excess of equity earnings	4.6	—	5.5	—
Expenses indemnified or prefunded by Phillips 66	1.1	0.7	1.4	1.5
Transaction costs associated with acquisitions	0.4	0.2	1.8	1.7
EBITDA attributable to Predecessors	—	(0.8)	—	(9.7)
Adjusted EBITDA	73.4	35.9	179.4	97.3
Add:
Adjustments related to minimum volume commitments	2.4	1.4	5.7	3.0
Phillips 66 prefunded maintenance capital expenditures	—	—	—	1.8
Less:
Net interest	9.1	1.7	25.1	1.8
Income taxes paid	—	—	0.4	0.2
Maintenance capital expenditures	2.2	2.2	5.4	9.1
Distributable Cash Flow	$64.5	33.4	154.2	91.0
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014*	2015	2014*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$46.1	35.5	142.9	94.7
Add:
Net interest expense	9.1	1.4	24.4	3.1
Provision for income taxes	0.1	0.1	0.2	0.6
Changes in working capital	14.6	(0.5)	2.8	6.2
Undistributed equity earnings	(0.9)	—	2.7	—
Accrued environmental costs	(0.5)	—	(0.6)	—
Other	(1.2)	(0.7)	(1.7)	(0.8)
EBITDA	67.3	35.8	170.7	103.8
Distributions in excess of equity earnings	4.6	—	5.5	—
Expenses indemnified or prefunded by Phillips 66	1.1	0.7	1.4	1.5
Transaction costs associated with acquisitions	0.4	0.2	1.8	1.7
EBITDA attributable to Predecessors	—	(0.8)	—	(9.7)
Adjusted EBITDA	73.4	35.9	179.4	97.3
Add:
Adjustments related to minimum volume commitments	2.4	1.4	5.7	3.0
Phillips 66 prefunded maintenance capital expenditures	—	—	—	1.8
Less:
Net interest	9.1	1.7	25.1	1.8
Income taxes paid	—	—	0.4	0.2
Maintenance capital expenditures	2.2	2.2	5.4	9.1
Distributable Cash Flow	$64.5	33.4	154.2	91.0
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

Minimum Volume Commitments
Under certain of our transportation services agreements, if Phillips 66 fails to transport a minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. Billings to Phillips 66 for these shortfall volumes are recorded as “Deferred revenues—related parties” on our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. The deferred revenue is recognized at the earlier of the quarter in which Phillips 66 makes up the shortfall volumes or the expiration of the period in which Phillips 66 is contractually allowed to make up the shortfall volumes.

Detail on these deferred revenues follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2015	2014	2015	2014

Deferred revenues—beginning of period	$3.8	1.6	0.6	—
Quarterly deficiency payments(1)	3.5	2.6	7.6	6.0
Quarterly deficiency make-up/expirations(2)	(1.0)	(1.2)	(1.9)	(3.0)
Deferred revenues—end of period	$6.3	3.0	6.3	3.0
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

Transportation and terminaling services revenues increased $10.6 million, or 19 percent, in the third quarter of 2015, and increased $29.0 million, or 18 percent, for the first nine months of 2015.

For both the three- and nine-month periods ended September 30, 2015, the increase was primarily attributable to additional terminaling revenues from the Bayway and Ferndale rail racks, which commenced operations in August 2014 and November 2014, respectively, and additional pipeline volumes from the Cross-Channel Connector Products System, which was acquired in December 2014. There were also additional pipeline volumes from the Eagle Ford Gathering System, which began phase one of operations in January 2015, and higher throughput volumes on our Sweeny to Pasadena Products System, resulting from lower maintenance and turnaround activities at the Sweeny Refinery during the 2015 periods. The nine-month period of 2015 also benefited from increased storage revenues attributable to the Medford Spheres, which began operations in March 2014.

These increases in both 2015 periods were partially offset by lower pipeline throughput volumes on the Gold Line Products System, largely due to maintenance and turnaround activities at the Borger Refinery, and lower revenues from loss allowance provisions, reflecting lower commodity prices.

Equity in earnings of affiliates increased $25.2 million in the third quarter of 2015, and $51.9 million in the first nine months of 2015, due to the acquisition of equity interests in the Sand Hills, Southern Hills and Explorer pipeline companies in March 2015.

Operating and maintenance expenses increased $2.3 million, or 17 percent, in the third quarter of 2015, and increased $9.5 million, or 25 percent, in the first nine months of 2015. The increase in both periods was primarily due to additional costs associated with the assets acquired in the fourth quarter of 2014 and cleanup costs associated with a diesel fuel release in April 2015 on our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River. The increase in the three-month period ended September 30, 2015, was partially offset by lower maintenance costs compared with the corresponding period of 2014.

Depreciation increased $1.5 million, or 36 percent, in the third quarter of 2015, and increased $4.4 million, or 38 percent, in the first nine months of 2015. This increase in both periods was primarily due to depreciation associated with the Bayway and Ferndale rail racks, which commenced operations in the second half of 2014.

Taxes other than income taxes increased $1.3 million and $3.5 million in the third quarter and first nine months of 2015, respectively. These increases resulted from higher property taxes assessed on assets acquired in 2014.

Interest and debt expense increased $7.8 million in the third quarter of 2015, and $21.4 million in the first nine months of 2015, primarily due to the issuance of $1.1 billion in aggregate principal amount of senior notes in February 2015. See Note 6—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
Our operations generated $142.9 million in cash from operations during the first nine months of 2015, a 51 percent improvement over cash from operations of $94.7 million for the corresponding period of 2014. The improvement was mainly driven by distributions from our equity affiliates that were acquired in March 2015 and higher revenues primarily from assets that commenced operations in the second half of 2014. These increases were partially offset by higher interest and debt expenses and increased operating and maintenance expenses.

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

Capital Requirements

Capital Expenditures and Investments
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational requirements of our wholly owned and equity affiliated entities. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures, including contributions to our joint ventures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the first nine months of 2015 and 2014 were:

	Millions of Dollars
	Nine Months Ended September 30
	2015	2014*

Capital expenditures attributable to our Predecessors	$—	85.1
Capital expenditures and investments attributable to the Partnership
Expansion	$132.3	2.2
Maintenance	5.4	9.1
Total	137.7	11.3
Total capital expenditures and investments	$137.7	96.4
*Prior-period financial information has been retrospectively adjusted for acquisitions under common control.

Our capital expenditures and investments for the first nine months of 2015 were $137.7 million, primarily associated with the following activities:

•
Shared construction costs of the joint venture projects with Paradigm, including construction of the Palermo Rail Terminal, the Sacagawea Pipeline, a crude oil storage terminal and a central delivery facility in North Dakota.

•	Construction, completion and start-up of the Eagle Ford Gathering System.

•	Contributions to our Sand Hills joint venture.

•	Reactivation and expansion of the Cross-Channel Connector Products System.

Construction of the Sacagawea Pipeline is experiencing permitting delays that will postpone the planned start-up from the end of 2015 into 2016. Accordingly, we expect a deferral of a portion of the planned capital spending for the pipeline project from 2015 into 2016.

2016 Capital Budget
In October 2015, our Board of Directors approved a $314 million capital spending budget for 2016. Of the total budget, $14 million is targeted toward maintenance capital spending, with the remaining $300 million allocated to growth projects. Further details on our 2016 capital spending plans will be included in our 2015 Annual Report on Form 10-K.

Cash Distribution
On October 21, 2015, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.428 per common unit which, combined with distributions to our General Partner, will result in a total distribution of $46.2 million, payable on November 12, 2015, to unitholders of record as of November 3, 2015.

Cash distributions will be made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on October 21, 2015, our General Partner will receive approximately 24 percent of the total cash distributions for the third quarter.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2015, and December 31, 2014, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

Environmental
We are subject to extensive federal, state and local environmental laws and regulations. These requirements, which change frequently, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or require us to install additional pollution control equipment at or on our facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of governmental orders that may subject us to additional operational constraints. Future expenditures may be required to comply with the Clean Air Act and other federal, state and local requirements in respect of our various sites, including our pipelines and storage assets. The impact of legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity.

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

On April 17, 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release of approximately 800 barrels. The release was halted on the same day, and cleanup and remediation efforts followed. Costs recognized during the second and third quarters of 2015 associated with cleanup and remediation of the release were $3.8 million. We continue to work with the appropriate authorities and costs are subject to change if additional information regarding the extent of the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5.0 million self-insured retentions.

At September 30, 2015, we had $0.7 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

NEW ACCOUNTING STANDARDS

In April 2015, the FASB issued ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs.” This ASU requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-03 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015, applied on a retrospective basis. Early adoption is permitted for financial statements that have not been previously issued. In August 2015, the FASB issued ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.”  This standard states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs when they relate to a line-of-credit arrangement.  We currently have debt issuance costs included as deferred charges in our balance sheet which will be reclassified as a reduction of debt when we adopt ASU 2015-03. At September 30, 2015, this amount was $9.3 million.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August, 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations.

OUTLOOK

On October 29, 2015, we entered into a Contribution, Conveyance and Assumption agreement with subsidiaries of Phillips 66 to acquire Phillips 66’s 40 percent interest in Bayou Bridge Pipeline LLC for consideration estimated to be $70 million. Actual consideration will be based on Phillip 66’s investment balance in Bayou Bridge Pipeline at closing. Bayou Bridge Pipeline is constructing a pipeline system that will deliver crude oil from the Beaumont, Texas, area to Lake Charles, Louisiana, with further service from Lake Charles to St. James, Louisiana. We expect to fund one-half of the consideration with cash on hand and/or through our revolver, and to fund the remaining one-half with the issuance of new common units to Phillips 66 Project Development Inc. and general partner units to our General Partner. The transaction is expected to close on December 1, 2015. After closing, we will assume responsibility for our share of the remaining capital investments necessary to complete the pipeline project.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at September 30, 2015, did not differ materially from that disclosed under Item 7A of our 2014 Annual Report on Form 10-K.

Interest Rate Risk
During the first quarter of 2015, we repaid our $411.6 million of notes payable to Phillips 66, as well as the then outstanding balance on our revolving credit facility. In February 2015, we issued $1.1 billion in aggregate principal amount of senior notes with varying maturity dates. Because the senior notes have fixed rates, their fair value is sensitive to changes in U.S. interest rates.  The following table presents the principal cash flow and associated interest rates of these notes by their expected maturity dates, as of September 30, 2015.  We estimated the fair value using quoted market prices.

	Millions of Dollars
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate

Remainder of 2015	$—
2016	—
2017	—
2018	—
2019	—
Remaining years	1,100.0	3.6%
Total	$1,100.0

Fair value	$984.2

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2015, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	First Amendment, dated September 18, 2015, to Terminal Services Agreement (Hartford and Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

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

October 30, 2015