Form 10-K
period 2015-12-31
PHILLIPS 66 PARTNERS LP
filed 2016-02-12
CIK 1572910

2015

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2015
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-36011
Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 30, 2015, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $72.00, was $1,720 million. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our General Partner, and Phillips 66 and its subsidiaries.
Documents incorporated by reference:
None

PHILLIPS 66 PARTNERS LP

Unless the context otherwise indicates, all references to “Phillips 66 Partners LP,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries, and references to “Phillips 66” include its consolidated subsidiaries. This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP, headquartered in Houston, Texas, is a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 26, 2013, we completed our initial public offering (the Offering), and our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in Phillips 66 Partners GP LLC to its wholly owned subsidiary, Phillips 66 Project Development Inc. (PDI). As of December 31, 2015, Phillips 66, through PDI, owned 58,349,042 common units, representing an aggregate 69.3 percent limited partner interest, as well as a 100 percent interest in our General Partner, which owned 1,683,425 general partner units, representing a 2 percent general partner interest.

We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines, terminals and other transportation and midstream assets.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil, refined petroleum products and NGL we handle, and do not engage in the trading of these commodities, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

We have multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products or minimum monthly capacity or service fees. We believe these agreements promote stable and predictable cash flows and they are the source of a substantial portion of our revenue. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 20—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of all related party agreements.

Our operations consist of one reportable segment and are all conducted in the United States. See Item 8. Financial Statements and Supplementary Data, for financial information on our operations and assets.

2015 DEVELOPMENTS

Bayou Bridge Joint Venture Acquisition
In December 2015, we acquired Phillips 66’s 40 percent interest in Bayou Bridge Pipeline, LLC (Bayou Bridge Pipeline) for total consideration of $69.6 million, consisting of the assumption of a $34.8 million note payable to Phillips 66 that was immediately paid in full and the issuance of common units to PDI and general partner units to our General Partner. The transaction closed on December 1, 2015.

Cross-Channel Connector Products System Project
In October 2015, the Cross-Channel Connector Products System began providing shippers with a connection from our Pasadena terminal to third-party systems with water access on the Houston Ship Channel.

Eagle Ford Gathering System Project
In September 2015, full operations commenced at our crude oil gathering system connecting Eagle Ford production to third-party pipelines.

Sand Hills/Southern Hills/Explorer Equity Investment Acquisition
In March 2015, we acquired Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), as well as Phillips 66’s 19.46 percent equity interest in Explorer Pipeline Company (Explorer). On February 23, 2015, we closed on a public offering of unsecured senior notes in an aggregate principal amount of $1.1 billion. On February 23, 2015, we closed on a public offering of 5,250,000 common units for total proceeds (net of underwriting discounts) of $384.5 million. These offerings were used to fund the acquisition of Sand Hills, Southern Hills and Explorer and for general partnership purposes.

Formation of Bakken Joint Ventures
In January 2015, we closed on the formation of two joint ventures with Paradigm Energy Partners LLC (Paradigm), to which we contributed cash and a North Dakota crude oil rail terminal growth project previously acquired from Phillips 66.

SUMMARY OF ASSETS AND OPERATIONS
At December 31, 2015, our assets consisted of the following systems:

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

•
Hartford Connector Products System. A refined petroleum product pipeline, terminal and storage system located in Hartford, Illinois, that distributes diesel and gasoline produced at Phillips 66’s jointly owned and operated Wood River Refinery to the Explorer pipeline system and third-party pipeline and terminal systems.

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

•
Medford Spheres. Two refinery-grade propylene storage spheres located in Medford, Oklahoma, that provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

•
Bayway Rail Rack. A four-track, 120-rail-car crude oil receiving facility located in Linden, New Jersey, within Phillips 66’s Bayway Refinery. The rail rack unloads crude oil and delivers it to storage tanks within the Bayway Refinery.

•
Ferndale Rail Rack. A two-track, 54-rail-car crude oil receiving facility located in Ferndale, Washington, adjacent to Phillips 66’s Ferndale Refinery. The rail rack unloads crude oil and delivers it to storage tanks at the Ferndale Refinery.

•
Cross-Channel Connector Products System. A refined petroleum product pipeline originating at our Pasadena terminal in Pasadena, Texas, running to terminal facilities located at Kinder Morgan’s Pasadena terminal and its Galena Park Station in Galena Park, Texas, and terminating at the Holland Avenue Junction in Galena Park, Texas, where it connects to Magellan’s Galena Park terminal and South System Pipeline. This system provides shippers with a connection from our Pasadena terminal to third-party systems with water access on the Houston Ship Channel. A third-party origination location and connection is anticipated to be completed and begin operations in the first half of 2016, which would provide additional product connectivity to our Cross-Channel Connector Products System.

•
Eagle Ford Gathering System. In September 2015, full operations commenced on this crude oil gathering system that consists of two pipelines and a storage facility near Helena and Tilden, Texas. The gathering system connects Eagle Ford production to third-party pipelines.

•
Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures. We own one-third equity interests in Sand Hills and Southern Hills and a 19.46 percent equity interest in Explorer. The Sand Hills Pipeline transports NGL from plants in the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas, market hub. The Southern Hills Pipeline transports NGL from the Midcontinent to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu market hub. The Explorer Pipeline is a refined petroleum product pipeline extending from the Texas Gulf Coast to Indiana, transporting refined petroleum products to more than 70 major cities in 16 U.S. states.

•
Bakken Joint Ventures. We participate in two joint ventures with Paradigm to develop midstream logistics infrastructure in North Dakota. We have a 70 percent ownership interest in Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal) and a 50 percent ownership interest in Paradigm Pipeline LLC (Paradigm Pipeline). The joint ventures are developing the Palermo Rail Terminal and the Sacagawea Pipeline. The terminal began rail-car loading from truck deliveries at the end of 2015. The pipeline is expected to start up in 2016.

•
Bayou Bridge Joint Venture. A 40 percent interest in Bayou Bridge Pipeline, LLC, a joint venture that is constructing a pipeline system to deliver crude oil from the Beaumont, Texas, area to Lake Charles, Louisiana, which is expected to begin commercial operations by the end of first-quarter 2016. Further service from Lake Charles to St. James, Louisiana, is scheduled to commence operations in the second half of 2017.

Pipeline Assets

The following table sets forth certain information regarding our wholly owned pipeline assets as of December 31, 2015. Each system listed below has an associated commercial agreement with Phillips 66.

System Name	Diameter	Length (Miles)	Active Throughput Capacity (Thousands of Barrels Daily)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge to Lake Charles Refinery	20”	10	260	Crude Oil	Lake Charles
Pecan Grove to Clifton Ridge	12”	0.6	56	Crude Oil	Lake Charles
Shell to Clifton Ridge	20”	0.6	312	Crude Oil	Lake Charles
Sweeny to Pasadena Products System
Sweeny Refinery to Pasadena, Texas	12”	60	130	Refined Petroleum Products	Sweeny
Sweeny Refinery to Pasadena, Texas	18”	60	164	Refined Petroleum Products	Sweeny
Hartford Connector Products System
Wood River Refinery to Hartford, Illinois	12”	3	80	Refined Petroleum Products	Wood River
Hartford, Illinois to Explorer Pipeline	24”	1	430	Refined Petroleum Products	Wood River
Gold Line Products System
Borger Refinery to Wichita, Kansas	16”	273	120	Refined Petroleum Products	Borger
Wichita, Kansas to Paola, Kansas	16”	143	132	Refined Petroleum Products	Borger/ Ponca City
Paola, Kansas to East St. Louis, Illinois	8”-12”	265	53	Refined Petroleum Products	Borger/ Ponca City
Paola, Kansas to Kansas City, Kansas	8”	53	24	Refined Petroleum Products	Borger/ Ponca City
Paola, Kansas to Kansas City, Kansas	10”	53	72	Refined Petroleum Products	Borger/ Ponca City
Cross-Channel Connector Products System
Pasadena, Texas to Galena Park, Texas	20”	5.2	180	Refined Petroleum Products	Sweeny
Eagle Ford Gathering System
Helena, Texas	6’’	6	20	Crude Oil	—
Tilden, Texas to Whitsett, Texas	6”, 10”	22	34	Crude Oil	—

The following table sets forth certain information regarding our equity investment pipeline assets as of December 31, 2015.

System Name	Ownership Interest	Diameter	Length (Miles)	Active Throughput Capacity (Thousands of Barrels Daily)	Commodity Handled
Explorer	19.46%	24”, 28”	1,830	660	Refined Petroleum Products
Sand Hills	33.34%	20”	1,190	250	NGL
Southern Hills	33.34%	20”	940	175	NGL

Terminal, Rail Rack and Storage Assets

The following table sets forth certain information regarding our wholly owned terminal, rail rack and storage assets as of December 31, 2015, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Tank Shell Storage Capacity (Thousands of Barrels)	Active Terminaling Capacity* (Thousands of Barrels Daily)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Terminal	3,410	12	Crude Oil	Lake Charles
Pecan Grove Storage	142	N/A	Crude Oil	Lake Charles
Sweeny to Pasadena Products System
Pasadena Terminal	3,210	65	Refined Petroleum Products	Sweeny
Hartford Connector Products System
Hartford Terminal	1,075	25	Refined Petroleum Products	Wood River
Gold Line Products System
East St. Louis Terminal	2,085	78	Refined Petroleum Products	Borger/ Ponca City
Jefferson City Terminal	110	16	Refined Petroleum Products	Borger/ Ponca City
Kansas City Terminal	1,294	66	Refined Petroleum Products	Borger/ Ponca City
Wichita North Terminal	679	19	Refined Petroleum Products	Borger/ Ponca City
Medford Spheres	70	N/A	Refined Petroleum Products	Ponca City
Bayway Rail Rack	N/A	75	Crude Oil	Bayway
Ferndale Rail Rack	N/A	30	Crude Oil	Ferndale
*Active terminaling capacity represents the amount of loading and unloading capacity currently available for use by our customers.

The following table sets forth certain information regarding our equity investment terminal, rail rack and storage assets as of December 31, 2015.

System Name	Ownership Interest	Tank Shell Storage Capacity (Thousands of Barrels)	Active Terminaling Capacity* (Thousands of Barrels Daily)	Commodity Handled
Palermo Terminal	70%	206	100	Crude Oil
*Active terminaling capacity represents the amount of rail car loading capacity currently available for use by our customers.

Marine Assets

The following table sets forth certain information regarding our marine assets as of December 31, 2015, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Dock Throughput Capacity (Thousands of Barrels Hourly)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	48	Crude Oil	Lake Charles
Pecan Grove Barge Dock	6	Crude Oil; Lubricant Base Stocks	Lake Charles
Hartford Connector Products System
Hartford Barge Dock	3	Dyed Diesel; Naphtha; Lubricant Base Stocks	Wood River

COMMERCIAL AND OTHER AGREEMENTS WITH PHILLIPS 66
Many of our assets are physically connected to, and integral to the operation of, Phillips 66’s wholly owned Lake Charles, Sweeny, Ponca City, Bayway and Ferndale refineries and its jointly owned Wood River and Borger refineries. We have entered into multiple commercial agreements with Phillips 66, which include minimum volume commitments and inflation escalators. Currently, those agreements are the source of a significant portion of our revenue. Under these long-term, fee-based agreements, we provide transportation, terminaling and storage services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly volumes of crude oil and refined petroleum products or minimum monthly capacity or service fees.

The following table sets forth minimum commitment information regarding certain commercial agreements with Phillips 66 as of December 31, 2015.

Agreement	Phillips 66 Minimum Volume Commitment (Thousands of Barrels Daily)(1)
Transportation Services Agreements
Clifton Ridge Transportation Services Agreement
Clifton Ridge to Lake Charles refinery pipeline	190
Sweeny to Pasadena Transportation Services Agreement
Sweeny to Pasadena pipelines	200
Hartford Connector Throughput and Deficiency Agreement
Wood River refinery to Hartford pipeline(2)	55
Hartford to Explorer pipeline(2)	55
Gold Line Transportation Services Agreement
Borger refinery to Wichita pipeline	54
Wichita to Kansas City pipeline	45
Wichita to Jefferson City pipeline	7
Wichita to East St. Louis pipeline	10
Eagle Ford Gathering Throughput and Deficiency Agreement
Helena pipeline	3.5
Tilden pipeline	16
Terminal and Storage Services Agreements
Clifton Ridge Terminal Services Agreement
Clifton Ridge terminal storage	190
Clifton Ridge ship dock / Pecan Grove barge dock	150
Hartford and Pasadena Terminal Services Agreement
Pasadena terminal	135
Pasadena and Hartford terminal truck racks	55
Hartford Terminal Dock Services Throughput and Deficiency Agreement
Hartford terminal dock	4.5
Gold Line Terminal Services Agreement
Wichita North, Kansas City, Jefferson City and East St. Louis terminals truck racks	80
Gold Line Storage Services Agreement
Wichita North, Kansas City and East St. Louis terminals(3)	1,010
Medford Spheres Storage Services Agreement
Medford Spheres(3)	70
Bayway Terminal Services Agreement
Bayway Rail Rack(3)	75
Ferndale Terminal Services Agreement
Ferndale Rail Rack(3)	30
(1)Includes capacity reservation and capacity-based monthly fee arrangements.
(2)Total volume commitment includes both Phillips 66 minimum volume commitment and Phillips 66 capacity reservation.
(3)Capacity upon which minimum monthly fee is calculated.

See the “Commercial Agreements,” “Amended Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 20—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

COMPETITION
Many of our assets are subject to contractual relationships with Phillips 66 under our commercial agreements and are directly connected to Phillips 66’s owned or operated refineries. As a result, we believe that our crude oil and refined petroleum product pipelines, terminals, storage facilities and rail racks will not face significant competition from other pipelines, terminals and storage facilities for Phillips 66’s crude oil or refined petroleum product transportation requirements to and from the refineries we support. If Phillips 66’s customers were to reduce their purchases of refined petroleum products, Phillips 66 might only ship the minimum volumes through our pipelines (or pay the shortfall payment if it does not ship the minimum volumes), which would cause a decrease in our revenue. Phillips 66 competes with integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own distribution and marketing systems. Phillips 66 also competes with other suppliers that purchase refined petroleum products for resale. The Sand Hills, Southern Hills and Explorer pipelines compete with other interstate and intrastate pipelines, rail and truck fleet operations, including those affiliated with major integrated petroleum and petrochemical companies, in terms of transportation fees, reliability and quality of customer service. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area, the volume of crude oil and natural gas liquids gathered and transported, and by the availability of products and the cost of transportation to that area from distant locations.

RATES AND SAFETY REGULATIONS
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

EPAct 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index (PPI) for finished goods. FERC’s indexing methodology is subject to review every five years. During the five-year period commencing July 1, 2011, and ending June 30, 2016, common carriers charging indexed rates are permitted to adjust their indexed ceilings annually by PPI plus 2.65 percent. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. In December 2015, FERC issued a Final Order concluding its five-year review of the indexing methodology.  FERC established an index level permitting annual adjustment of the indexed ceiling by PPI for finished goods plus 1.23 percent for the five-year period commencing July 1, 2016, and ending June 30, 2021. A pipeline is not required to raise its rates up to the indexed ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.

While common carriers often use the indexing methodology to change their rates, they may elect to support proposed rates by using other methodologies such as cost-of-service rate making, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling). A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a common carrier can establish rates under settlement if agreed upon by all current shippers. We have used indexed rates and settlement rates for our different pipeline systems. If we used cost-of-service rate making to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, may also be subject to review in the courts. Intrastate services provided by certain of our pipeline systems are subject to regulation by state regulatory authorities. These state regulatory authorities use a complaint-based system of regulation, both as to matters involving rates and priority of access. State regulatory authorities could limit our ability to increase our rates or to set rates based on our costs or order us to reduce our rates and require the payment of refunds to shippers. FERC and state regulatory authorities generally have not investigated rates, unless the rates are the subject of a protest or a complaint. Phillips 66 has agreed not to contest our tariff rates applicable for our transportation services agreements for the term of those agreements. However, FERC or a state regulatory authority could investigate our rates on its own initiative or at the urging of a third party, and this could lead to a refund of previously collected revenue.

Pipeline Safety
Our assets are subject to increasingly strict safety laws and regulations. The transportation and storage of crude oil and refined petroleum products involves a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, any such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, and significant business interruption. The United States Department of Transportation (DOT) has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of our assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans. We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979 (the HLPSA). The HLPSA delegated to DOT the authority to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992 (the PSA), which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas (HCAs), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act (the APSPA), which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.

DOT’s Pipeline and Hazardous Materials Safety Administration (PHMSA) administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquid by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced, or otherwise changed; pressure testing of new pipelines; operation and maintenance of pipeline systems, including inspecting and reburying pipelines in the Gulf of Mexico and its inlets, establishing programs for public awareness and damage prevention, and managing the operation of pipeline control rooms; protection of steel pipelines from the adverse effects of internal and external corrosion; and integrity management requirements for pipelines in HCAs. In addition, in 2015, PHMSA issued an advance notice of proposed rulemaking, entitled Pipeline Safety: Safety on Hazardous Liquids Pipelines, on a range of topics relating to the safety of crude oil and other hazardous liquids pipelines. Among other items, the advance notice of proposed rulemaking addresses effective procedures that hazardous liquid pipeline operators can use to improve the protection of HCAs and other vulnerable areas along their hazardous liquid onshore pipelines. PHMSA will be considering whether changes are needed to the regulations covering hazardous liquid onshore pipelines, whether other areas should be included as HCAs for integrity management protection, what the repair time frames should be for areas outside of HCAs that are assessed as part of the integrity management program, whether leak detection standards are necessary, whether valve spacing requirements are needed on new construction or existing pipelines and if PHMSA should extend regulation to certain pipelines currently exempt from federal safety regulations. We do not anticipate that we would be impacted by these regulatory initiatives to any greater degree than other similarly situated competitors if they are implemented. In addition, PHMSA has published an advisory bulletin providing guidance on verification of records related to pipeline maximum operating pressure. PHMSA is considering a rulemaking on this topic referred to as the Integrity Verification Process. We have performed hydrostatic tests of our facilities to confirm the maximum operating pressure and do not expect that any final rulemaking by PHMSA regarding verification of maximum operating pressure would materially affect our operations or revenue.

We monitor the structural integrity of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing and direct assessment that conforms to regulatory standards. We accompany these assessments with a review of the data and repair anomalies, as required, to ensure the integrity of the pipeline. We then utilize sophisticated risk algorithms and a comprehensive data integration effort to ensure that the highest-risk pipelines receive the highest priority for scheduling subsequent integrity assessments. We use external coatings and impressed-current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test, and record the effectiveness of these corrosion inhibiting systems.

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

Security
We are also subject to Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, the Transportation Security Administration’s Pipeline Security Guidelines, and other comparable state and local regulations. We have an internal program of inspection designed to monitor and provide for compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities. However, these laws and regulations are subject to changes, or to changes in their interpretation, by the regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures.  In addition, any incidents may result in substantial expenditures for response actions, government penalties, and business interruption.

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

Expensed environmental costs were $6.7 million in 2015 and are expected to be approximately $2.8 million in 2016 and $0.7 million in 2017. The majority of the environmental expenses forecasted for 2016 and 2017 relate to environmental matters attributable to ownership of our current assets prior to our acquisition of these assets from Phillips 66. Phillips 66 has agreed to retain responsibility for these liabilities. Accordingly, although these amounts would be expensed by us, there would be no required cash outflow from us. See the “Indemnification” and “Excluded Liabilities of the Acquired Assets” sections to follow for additional information on Phillips 66-retained liabilities. Capitalized environmental costs were $2.1 million in 2015 and are expected to be approximately $2.2 million in 2016 and 2017. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

Air Emissions and Climate Change
We are subject to the Federal Clean Air Act (CAA) and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies.

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

These air emissions requirements also affect Phillips 66’s domestic refineries from which we directly or indirectly receive the majority of our revenue. Phillips 66 has been required in the past, and will likely be required in the future, to incur significant capital expenditures to comply with new legislative and regulatory requirements relating to its operations. To the extent these capital expenditures have a material effect on Phillips 66, they could have a material effect on our business and results of operations.

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. For compliance years 2014, 2015 and 2016, the U.S. Environmental Protection Agency (EPA) reduced the statutory volumes of advanced and total renewable fuels using authority granted to it under the EISA. The EPA’s recently enacted regulations pertaining to these compliance years are the subject of a recently filed legal challenge.

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

In addition, the EPA has proposed and may adopt further regulations under the CAA addressing GHGs, some of which may directly impact Phillips 66’s domestic refinery operations, while others, such as the EPA’s Clean Power Plan (CO2 emission rules for existing fossil fuel-fired electric generating units), may indirectly affect such operations. Both types of impacts may affect our business. Congress continues to consider legislation on GHG emissions, which may include a delay in the implementation of GHG regulations by the EPA or a limitation on the EPA’s authority to regulate GHGs, although the ultimate adoption and form of any federal legislation cannot presently be predicted. The impact of future regulatory and legislative developments, if adopted or enacted, including any cap-and-trade program, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business, and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Phillips 66’s facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

Waste Management and Related Liabilities
To some extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed.

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

Water
Our operations can result in the discharge of pollutants, including crude oil and petroleum products. Regulations under the Water Pollution Control Act of 1972 (Clean Water Act), Oil Pollution Act of 1990 (OPA 90) and comparable state laws impose regulatory burdens on our operations. Spill Prevention Control and Countermeasure (SPCC) requirements of federal laws and some state laws require containment to prevent or mitigate contamination of navigable waters in the event of an oil overflow, rupture, or leak. For example, the Clean Water Act requires us to maintain SPCC plans at many of our facilities. We maintain numerous discharge permits as required under the National Pollutant Discharge Elimination System program of the Clean Water Act and have implemented systems to oversee our compliance efforts.

In addition, the transportation and storage of crude oil and petroleum products over and adjacent to water involves risk and subjects us to the provisions of OPA 90 and related state requirements. Among other requirements, OPA 90 requires the owner or operator of a vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA 90 requires the responsible entity to pay resulting removal costs and damages. OPA 90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency oil response plans for all of our components and facilities covered by OPA 90 and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements. Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the United States Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

Employee Safety
We are subject to requirements promulgated by OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe that our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

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

Indemnification
Under our amended omnibus agreement, Phillips 66 indemnifies us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the initial assets contributed by Phillips 66 in connection with the Offering (the Initial Assets) and which arose prior to their contribution to us (Effective Date). Indemnification for any unknown environmental liabilities is limited to liabilities due to occurrences prior to the Effective Date and that are identified before the fifth anniversary of the Effective Date, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than legal actions pending as of the Offering) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 also indemnifies us under our amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the Effective Date, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the Effective Date and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us. For Acquired Assets (defined below), Phillips 66 indemnifies us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the Acquired Assets.  This indemnity is subject to a deductible of 1 percent of the purchase price and an aggregate cap of 10 to 15 percent of the purchase price.

Excluded Liabilities of the Acquired Assets
Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Effective Date (Acquired Assets), Phillips 66 assumed the responsibility for any liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, prior to the effective date of each acquisition. We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the Acquired Assets, or other activities occurring in connection with and attributable to the ownership or operation of the Acquired Assets, from and after the effective date of each acquisition.

GENERAL

Major Customer
Phillips 66 accounted for 96 percent, 95 percent and 94 percent of our total transportation and terminaling services revenues in the years ended December 31, 2015, 2014 and 2013, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering and rail-unloading services to Phillips 66 and other related and third parties.

Seasonality
The volumes of crude oil, refined petroleum products and NGL transported in our wholly owned and joint venture pipelines and stored in our terminals, rail racks and storage facilities are directly affected by the level of supply and demand for crude oil, refined petroleum products and NGL in the markets served directly or indirectly by our assets. The effects of seasonality on our revenue should be substantially mitigated through the use of our fee-based commercial agreements with Phillips 66 that include minimum volume commitments.

Pipeline Control Operations
Our wholly owned pipeline systems are operated from a central control room owned and operated by Phillips 66, located in Bartlesville, Oklahoma. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline systems. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.

Employees
We are managed and operated by the executive officers of our General Partner with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by Phillips 66. As of December 31, 2015, Phillips 66 employed approximately 180 people who provided direct support for our operations. We believe that Phillips 66 has a satisfactory relationship with those employees.

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

Risks Related to Our Business

Phillips 66 accounts for a substantial portion of our revenue. If Phillips 66 changes its business strategy, is unable for any reason, including financial or other limitations, to satisfy its obligations under our commercial agreements or significantly reduces the volumes transported through our pipelines or terminals or stored at our storage assets, our revenue would decline and our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.

We derive a substantial portion of our revenue from multiple commercial agreements with Phillips 66. Any event, whether in our areas of operation or elsewhere, that materially and adversely affects Phillips 66’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Phillips 66, the most significant of which include the following:

•	The effects of changing commodity prices and refining, marketing and petrochemical margins.

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

•
Potential indemnification of ConocoPhillips by Phillips 66 for various matters related to Phillips 66’s separation from ConocoPhillips may have an adverse impact on its results of operations and financial condition.

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

If we are unable to make acquisitions on economically acceptable terms from Phillips 66 or third parties, our future growth could be limited, and any acquisitions we may make may reduce, rather than increase, our cash flows and ability to make distributions to our unitholders.

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

If we are unable to make acquisitions from Phillips 66 or third parties because (1) there is a material decrease in divestitures of transportation and storage assets, (2) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (3) we are unable to obtain financing for these acquisitions on economically acceptable terms, (4) we are outbid by competitors or (5) for any other reason, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. If we consummate any future acquisitions, unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we will consider in evaluating any such acquisitions.

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

Our investments in joint ventures involve numerous risks that may affect the ability of these joint ventures to make distributions to us.

We conduct some of our operations through joint ventures in which we share control with our joint venture participants.  Our joint venture participants may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone.  Failure by us, or an entity in which we have a joint-venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.  In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the venture to make future distributions to us.

We do not own all of the land on which our pipelines are located, which could result in disruptions to our operations.

We do not own all of the land on which our pipelines are located, and therefore, we are subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Restrictions in our revolving credit facility could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.

We are dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility and any other financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

The provisions of our revolving credit facility could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default which would enable our lenders to terminate their commitments and declare any outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity, for additional information about our revolving credit facility and the notes payable with Phillips 66.

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

Potential additional laws and regulations regarding climate change could affect our operations. Currently, various U.S. legislative and regulatory agencies and bodies are considering various measures in regard to GHG emissions. These measures include EPA programs to control GHG emissions and state actions to develop statewide or regional programs, each of which could impose reductions in GHG emissions. These actions could result in increased (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls on our facilities and (3) costs to administer and manage any potential GHG emissions regulations or carbon trading or tax programs. These actions could also have an indirect adverse effect on our business if Phillips 66’s refinery operations are adversely affected due to increased regulation of Phillips 66’s facilities or reduced demand for crude oil, refined petroleum products and NGL, and a direct adverse effect on our business from increased regulation of our facilities. See Items 1 and 2. Business and Properties—Environmental Regulations—Air Emissions and Climate Change, for additional information.

Climate change may adversely affect our facilities and our ongoing operations.

The potential physical effects of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. Examples of such effects include rising sea levels at our coastal facilities, changing storm patterns and intensities, and changing temperature levels. As many of our facilities are located near coastal areas or serve refineries in coastal areas, rising sea levels may disrupt our ability to transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operations. Similar potential physical effects, impacts and disruptions could affect facilities and operations of Phillips 66, with which our facilities and operations are connected.

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

Hydraulic fracturing is a common practice used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA also has adopted regulations requiring “green completions” of hydraulically fractured wells and is moving forward with, among other things, various regulations relating to certain emission requirements for some midstream equipment. We do not believe these new regulations will have a direct effect on our operations, but because oil and/or natural gas production using hydraulic fracturing is growing rapidly in the United States, if new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where our shippers’ producer suppliers operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our transportation and midstream services.

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

As of December 31, 2015, Phillips 66 owned, through PDI, a 2.0 percent general partner interest and a 69.3 percent limited partner interest in us and owned and controlled our General Partner. Additionally, Phillips 66 continues to own a 50 percent equity interest in DCP Midstream, LLC (DCP Midstream), and a 50 percent equity interest in Chevron Phillips Chemical Company LLC (CPChem). Although our General Partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Phillips 66. Conflicts of interest may arise between Phillips 66 and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Phillips 66, over the interests of our common unitholders. These conflicts include, among others, the following situations:

•
Neither our partnership agreement nor any other agreement requires Phillips 66 to pursue a business strategy that favors us or utilizes our assets. For example, Phillips 66 could decide to increase or decrease refinery production, shut down or reconfigure a refinery, pursue and grow particular markets, or undertake acquisition opportunities, all without regard for the decisions’ impact on us. Phillips 66’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Phillips 66.

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

•
Our General Partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders and to our General Partner and the amount of adjusted operating surplus generated in any given period.

•	Our General Partner will determine which costs incurred by it are reimbursable by us.

•	Our General Partner may cause us to borrow funds in order to permit the payment of cash distributions, even if the purpose or effect of the borrowing is to make incentive distributions.

•
Our partnership agreement permits us to classify up to $60.0 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our General Partner in respect of the general partner interest or the incentive distribution rights.

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

Our partnership agreement restricts the remedies available to holders of our common units for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty.

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

The unitholders are unable initially to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our General Partner. Our General Partner and its affiliates own approximately 71 percent of our total outstanding common units on an aggregate basis.

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

At December 31, 2015, Phillips 66 held 58,349,042 common units. We have agreed to provide Phillips 66 with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our General Partner and its affiliates own more than 80 percent of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our General Partner and its affiliates owned approximately 71 percent of our common units at December 31, 2015.

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

Our General Partner has the right, at any time when it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48 percent, in addition to distributions paid on its 2 percent general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our General Partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and general partner units. The number of common units to be issued to our General Partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our General Partner on the incentive distribution rights in such two quarters. Our General Partner will also be issued the number of general partner units necessary to maintain our General Partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions that they would have otherwise received had we not issued new common units and general partner units in connection with resetting the target distribution levels. Additionally, our General Partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee shall have the same rights as the general partner relative to resetting target distributions if our General Partner concurs that the tests for resetting target distributions have been fulfilled.

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

A deterioration of our credit profile could limit our access to the capital markets, which could materially and adversely affect our business.

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

We currently list our common units on the NYSE under the symbol PSXP. Because we are a publicly traded limited partnership, the NYSE does not require us to have a majority of independent directors on our General Partner’s Board of Directors or to establish a compensation committee or a nominating and corporate governance committee. Additionally, any future issuance of additional common units or other securities, including to affiliates, will not be subject to the NYSE’s shareholder approval rules that apply to a corporation. Accordingly, unitholders do not have the same protections afforded to certain corporations that are subject to all of the NYSE corporate governance requirements. See Item 10. Directors, Executive Officers and Corporate Governance, for additional information.

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

If the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us, in which case our cash available for distribution to our unitholders might be substantially reduced.

Pursuant to the Bipartisan Budget Act of 2015, if the IRS makes audit adjustments to our income tax returns for tax years beginning after 2017, it may collect any resulting taxes (including any applicable penalties and interest) directly from us. We will generally have the ability to shift any such tax liability to our general partner and our unitholders in accordance with their interests in us during the year under audit, but there can be no assurance that we will be able to do so under all circumstances. If we are required to make payments of taxes, penalties and interest resulting from audit adjustments, our cash available for distribution to our unitholders might be substantially reduced.

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

We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The IRS may challenge aspects of our proration method, and, if successful, we would be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. The U.S. Department of Treasury and the IRS recently issued Treasury Regulations that permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may from time to time consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
A successful IRS challenge to these methods or allocations could adversely affect the amount, character and timing of taxable income or loss being allocated to our unitholders. It also could affect the amount of gain from our unitholders’ sale of common units and could have a negative impact on the value of the common units or result in audit adjustments to our unitholders’ tax returns without the benefit of additional deductions.
The sale or exchange of 50 percent or more of our capital and profits interests during any twelve-month period will result in the termination of our partnership for federal income tax purposes.

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50 percent threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in his taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any reportable litigation or governmental or other proceeding, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, that we believe will have a material adverse impact on our consolidated financial position.  In addition, as discussed in Note 13—Contingencies, under our amended omnibus agreement, Phillips 66 indemnifies us or assumes responsibility for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Unit Prices and Cash Distributions Per Unit
Our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter presented:

	Common Unit Price		Quarterly Cash Distribution Per Unit*
	High	Low
2015
First Quarter	$81.63	61.50	.3700
Second Quarter	76.95	67.46	.4000
Third Quarter	72.25	40.00	.4280
Fourth Quarter	66.75	46.20	.4580

2014
First Quarter	$50.45	35.50	.2743
Second Quarter	79.92	47.50	.3017
Third Quarter	79.83	61.82	.3168
Fourth Quarter	71.00	51.35	.3400
*Represents cash distribution attributable to the quarter and declared and paid within 45 days of quarter end pursuant to our partnership agreement.

Closing Common Unit Price at December 31, 2015	$61.40
Closing Common Unit Price at January 29, 2016	$56.68
Number of Unitholders of Record at January 30, 2016*	7
*In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.

Distributions of Available Cash
Our partnership agreement requires that, within 45 days after the end of each quarter, we distribute all of our “available cash” to unitholders of record on the applicable record date.

Definition of Available Cash. Available cash is defined in our partnership agreement. Available cash generally means, for any quarter, all cash and cash equivalents on hand at the end of that quarter:

less, the amount of cash reserves established by our General Partner to:

•	Provide for the proper conduct of our business (including reserves for our future capital expenditures and future credit needs).

•	Comply with applicable law or any of our debt instruments or other agreements.

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

Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to make at least the minimum quarterly distribution to the holders of our common units of $0.2125 per unit, to the extent we have sufficient available cash after the establishment of cash reserves. However, there is no guarantee that we will pay the minimum quarterly distribution on our units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution will be determined by our General Partner, taking into consideration the terms of our partnership agreement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Revolving Credit Facility, for a discussion of the restrictions included in our revolving credit facility that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Our General Partner is entitled to 2 percent of all quarterly distributions that we make. This general partner interest was represented by 1,683,425 general partner units at December 31, 2015. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s initial 2 percent interest in these distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its 2 percent general partner interest.

Our General Partner also currently holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the available cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.244375 per unit per quarter. The maximum distribution of 48 percent does not include any distributions that our General Partner or its affiliates may receive on common or general partner units that they own.

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

	Total Quarterly Distribution Per Unit Target Amount		Marginal Percentage Interest in Distributions
			Unitholders	General Partner

Minimum Quarterly Distribution	$0.212500		98%	2%
First Target Distribution	Above $0.212500	up to $0.244375	98%	2%
Second Target Distribution	Above $0.244375	up to $0.265625	85%	15%
Third Target Distribution	Above $0.265625	up to $0.318750	75%	25%
Thereafter	Above $0.318750		50%	50%

Subordination Unit Conversion
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

Item 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2015.

Acquisitions from Phillips 66 are considered common control transactions. When businesses are acquired from Phillips 66 that will be consolidated by us, the financial information contained in the table below for periods prior to the acquisition date has been retrospectively adjusted to include the historical financial results of the businesses acquired (referred to as the results of our “Predecessors”).

When an asset or an investment accounted for by the equity method is acquired from Phillips 66, the financial information in the table below includes the results of those investments or assets prospectively from the date of acquisition. The most significant investment acquisition affecting the comparability of the periods in the table was the March 2, 2015, acquisition of one-third equity interests in Sand Hills and Southern Hills and a 19.46 percent interest in Explorer.

See Note 4—Acquisitions and Note 5—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions that affect the comparability of the information below.

To ensure full understanding, you should read the selected financial data presented below in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

	Millions of Dollars Except Per Unit Amounts
	2015	2014	2013	2012	2011

Transportation and terminaling services revenue—related parties	$260.6	222.9	181.9	141.8	134.6
Transportation and terminaling services revenue—third parties	5.0	6.1	5.1	3.5	5.2
Equity in earnings of affiliates	77.1	—	—	—	—
Net income	194.2	124.4	96.7	59.1	63.2
Net income attributable to the Partnership	194.2	116.0	28.9	**	**
Limited partners’ interest in net income attributable to the Partnership	153.2	107.7	28.3	**	**
Net income attributable to the Partnership per limited partner unit (basic and diluted)
Common units	2.02	1.48	0.40	**	**
Subordinated units—Phillips 66	1.24	1.45	0.40	**	**
Total assets	1,523.5	539.5	775.3	262.3	240.5
Long term debt	1,090.7	18.0	—	—	—
Note payable—related parties	—	411.6	—	—	—
Cash distributions declared per limited partner unit	1.5380	1.1176	0.1548	**	**
**Information is not applicable for the periods prior to the Offering.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in Phillips 66 Partners GP LLC to its wholly owned subsidiary, Phillips 66 Project Development Inc. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and other transportation and midstream assets. On July 26, 2013, we completed our initial public offering (the Offering), and our common units trade on the New York Stock Exchange under the symbol PSXP.

2015 developments included:

•
Bayou Bridge Joint Venture Acquisition. On December 1, 2015, we acquired Phillips 66’s 40 percent interest in Bayou Bridge Pipeline, LLC (Bayou Bridge Pipeline) for total consideration of approximately $69.6 million, consisting of the assumption of a $34.8 million note payable to Phillips 66 that was immediately paid in full and the issuance of common and general partner units to Phillips 66.

•
Cross-Channel Connector Products System Project. In October 2015, the Cross-Channel Connector Products System began providing shippers with a connection from our Pasadena terminal to third-party systems with water access on the Houston Ship Channel.

•	Eagle Ford Gathering System Project. In September 2015, full operations commenced at our crude oil gathering system connecting Eagle Ford production to third-party pipelines.

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

•
Formation of Bakken Joint Ventures. On January 16, 2015, we closed on the formation of two joint ventures with Paradigm Energy Partners LLC (Paradigm). We contributed cash and a North Dakota crude oil rail terminal growth project previously acquired from Phillips 66.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil, refined petroleum products and NGL we handle, and do not engage in the trading of these commodities, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

We have multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil and refined petroleum products or minimum monthly capacity or service fees. We believe these agreements promote stable and predictable cash flows and they are the source of a substantial portion of our revenue. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 20—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of the terms of these agreements.

Basis of Presentation
See the “Basis of Presentation” section of Note 1—Business and Basis of Presentation, in the Notes to Consolidated Financial Statements, for important information on the content and comparability of our historical financial statements.

Executive Overview
Net income and net income attributable to the Partnership was $194.2 million in 2015. We generated cash from operations of $229.8 million, and we raised $1,474 million from the Notes and Unit Offerings. This cash was primarily used to fund strategic acquisitions of businesses and assets, pay off notes to affiliates, fund capital expenditures, and make quarterly cash distributions to our unitholders and General Partner. As of December 31, 2015, we had cash and cash equivalents of $48.0 million, total debt of $1,090.7 million, and unused capacity under our revolving credit facility of $500.0 million.

Our 2015 operations and strategic initiatives demonstrated our continuing focus on our business strategies:

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

•
Grow through strategic acquisitions. We plan to pursue strategic acquisitions of assets from Phillips 66 and third parties. We believe Phillips 66 will offer us opportunities to purchase additional transportation and midstream assets that it currently owns or that it may acquire or develop in the future. We also may have opportunities to pursue the acquisition or development of additional assets jointly with Phillips 66.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income plus net interest expense, income taxes, depreciation and amortization, attributable to both the Partnership and our Predecessors.

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

The GAAP performance measure most directly comparable to EBITDA, adjusted EBITDA and distributable cash flow is net income. The GAAP liquidity measure most directly comparable to EBITDA and distributable cash flow is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities. They have important limitations as analytical tools because they exclude some items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

Business Environment
We generate revenue primarily from long-term, fee-based agreements with Phillips 66. These agreements are intended to promote cash flow stability and minimize our direct exposure to commodity price fluctuations. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Although there has been a sustained decline in commodity prices, because we do not take ownership of the crude oil, refined petroleum products and NGL that we transport and store for our customers, and we do not engage in the trading of any commodities, our direct exposure to commodity price fluctuations is limited to the loss allowance provisions in our tariffs and the volumetric gain/loss calculations included in our commercial agreements with Phillips 66 and other customers. We also have indirect exposure to commodity price fluctuations to the extent such fluctuations affect the shipping and terminaling patterns of Phillips 66 or our other customers.

Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s owned or operated refineries with which our assets are integrated, which in turn is primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. Our equity investment throughput volumes depend primarily on upstream drilling activities, market performance and product supply and demand.

While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy in our areas of operation will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and the general demand for midstream services, including NGL transportation.

RESULTS OF OPERATIONS

	Millions of Dollars
	Year Ended December 31
	2015	2014	2013
Revenues
Transportation and terminaling services—related parties	$260.6	222.9	181.9
Transportation and terminaling services—third parties	5.0	6.1	5.1
Equity in earnings of affiliates	77.1	—	—
Other income	5.4	0.1	0.2
Total revenues and other income	348.1	229.1	187.2

Costs and Expenses
Operating and maintenance expenses	62.2	52.5	52.2
Depreciation	21.8	16.2	14.3
General and administrative expenses	26.6	25.6	18.4
Taxes other than income taxes	9.0	4.2	4.8
Interest and debt expense	33.9	5.3	0.3
Other expenses	0.1	0.1	—
Total costs and expenses	153.6	103.9	90.0
Income before income taxes	194.5	125.2	97.2
Provision for income taxes	0.3	0.8	0.5
Net Income	194.2	124.4	96.7
Less: Net income attributable to Predecessors	—	8.4	67.8
Net income attributable to the Partnership	194.2	116.0	28.9
Less: General Partner’s interest in net income attributable to the Partnership	41.0	8.3	0.6
Limited partners’ interest in net income attributable to the Partnership	$153.2	107.7	28.3

Adjusted EBITDA	$266.5	141.0	32.5

Distributable cash flow	$228.2	128.2	30.4

Net cash provided by operating activities	$229.8	142.4	97.6

	Year Ended December 31
	2015	2014	2013
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil	289	286	272
Refined products	467	420	400
Total	756	706	672

Selected Joint Venture Pipelines(2)
Natural gas liquids	236	—	—

Terminals
Terminaling throughput and storage volumes
Crude oil(3)	519	477	383
Refined products	435	430	391
Total	954	907	774

Revenue Per Barrel (dollars)
Average pipeline revenue per barrel(4)	$0.46	0.50	0.52
Average terminaling and storage revenue per barrel	0.40	0.30	0.22
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

	Millions of Dollars
	Year Ended December 31
	2015	2014	2013
Reconciliation to Net Income
Net income	$194.2	124.4	96.7
Plus:
Depreciation	21.8	16.2	14.3
Net interest expense	33.6	5.2	0.1
Amortization of deferred rentals	0.4	0.4	0.2
Provision for income taxes	0.3	0.8	0.5
EBITDA	250.3	147.0	111.8
Distributions in excess of equity earnings	12.1	—	—
Expenses indemnified or prefunded by Phillips 66	1.9	1.6	0.1
Transaction costs associated with acquisitions	2.2	2.7	0.4
EBITDA attributable to Predecessors	—	(10.3)	(79.8)
Adjusted EBITDA	266.5	141.0	32.5
Plus:
Adjustments related to minimum volume commitments	4.0	0.6	—
Phillips 66 prefunded maintenance capital expenditures	—	1.9	0.7
Less:
Net interest	34.3	3.2	0.1
Income taxes paid	0.3	0.2	—
Maintenance capital expenditures	7.7	11.9	2.7
Distributable Cash Flow	$228.2	128.2	30.4

	Millions of Dollars
	Year Ended December 31
	2015	2014	2013
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$229.8	142.4	97.6
Plus:
Net interest expense	33.6	5.2	0.1
Provision for income taxes	0.3	0.8	0.5
Changes in working capital	(10.3)	(0.3)	12.3
Undistributed equity earnings	0.1	—	—
Accrued environmental costs	(0.8)	—	1.1
Other	(2.4)	(1.1)	0.2
EBITDA	250.3	147.0	111.8
Distributions in excess of equity earnings	12.1	—	—
Expenses indemnified or prefunded by Phillips 66	1.9	1.6	0.1
Transaction costs associated with acquisitions	2.2	2.7	0.4
EBITDA attributable to Predecessors	—	(10.3)	(79.8)
Adjusted EBITDA	266.5	141.0	32.5
Plus:
Adjustments related to minimum volume commitments	4.0	0.6	—
Phillips 66 prefunded maintenance capital expenditures	—	1.9	0.7
Less:
Net interest	34.3	3.2	0.1
Income taxes paid	0.3	0.2	—
Maintenance capital expenditures	7.7	11.9	2.7
Distributable Cash Flow	$228.2	128.2	30.4

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

Detail on these deferred revenues follows.

	Millions of Dollars
	Years Ended December 31
	2015	2014	2013

Deferred revenues—beginning of period	$0.6	—	—
Quarterly deficiency payments(1)	9.2	6.4	—
Quarterly deficiency make-up/expirations(2)	(5.4)	(5.8)	—
Deferred revenues—end of period	$4.4	0.6	—
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

2015 vs. 2014

Transportation and terminaling services revenues increased $36.6 million, or 16 percent, in 2015. The increase was primarily attributable to additional terminaling revenues from the Bayway and Ferndale rail racks, which we acquired in December 2014, and additional pipeline volumes from the Cross-Channel Connector Products System, which was also acquired in December 2014. There were also additional pipeline volumes from the Eagle Ford Gathering System, which began phase one of operations in January 2015. There was also a benefit from increased storage revenues attributable to the Medford Spheres, which began operations in March 2014.

Equity in earnings of affiliates increased $77.1 million due to the acquisition of the equity interests in Sand Hills, Southern Hills and Explorer in March 2015.

Other income increased $5.3 million primarily due to receiving contractual make-whole payments associated with the transfer of a co-venturer’s interests in Sand Hills and Southern Hills to DCP Midstream, LLC.

Operating expense and maintenance expenses increased $9.7 million, or 18 percent, in 2015. The increase was primarily due to additional costs associated with the assets acquired in the fourth quarter of 2014 and cleanup costs associated with a diesel fuel release in April 2015 on our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River. The increase was partially offset by lower maintenance costs.

Depreciation increased $5.6 million, or 35 percent, in 2015, primarily due to depreciation associated with the Bayway and Ferndale rail racks, which commenced operations in the second half of 2014.

Taxes other than income taxes increased $4.8 million in 2015, resulting from higher property taxes assessed on assets acquired in 2014.

Interest and debt expense increased $28.6 million in 2015, primarily due to the issuance of $1.1 billion in aggregate principal amount of senior notes in February 2015. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

2014 vs. 2013

Transportation and terminaling services revenues increased $42.0 million, or 22 percent, in 2014, primarily attributable to:

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

General and administrative expenses increased $7.2 million, or 39 percent, in 2014, primarily reflecting a full year of incremental expenses associated with operating as a stand-alone publicly traded partnership after the Offering, including audit fees, director fees, insurance costs for directors and officers, and incremental employee costs. Additionally, the increase in 2014 reflected transaction costs, including legal, advisory and audit fees, associated with the 2014 acquisitions.

Interest and debt expense increased $5.0 million in 2014, primarily due to the notes payable assumed in the first and fourth quarters of 2014 associated with the acquisitions of the Gold Line/Medford Assets, the Bayway/Ferndale/CrossChannel Assets and the Palermo Rail Terminal project. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
During 2015, cash of $229.8 million was provided by operating activities, a 61 percent improvement over cash from operations of $142.4 million in 2014. The improvement was mainly driven by distributions from our equity affiliates that were acquired in March 2015 and higher revenues primarily from assets that commenced operations in the second half of 2014. These increases were partially offset by interest and debt expense and increased operating and maintenance expenses.

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

Common Units
In February 2015, we issued an aggregate of 5,250,000 common units representing limited partner interests to the public at a price of $75.50 per common unit. We received proceeds (net of underwriting discounts) from the Units Offering of $384.5 million. We utilized a portion of the net proceeds from the Units Offering to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes.

Revolving Credit Facility
In November 2014, we entered into a first amendment (the Amendment) to our revolving credit agreement (the Credit Agreement) with several commercial lending institutions (the Credit Agreement and the Amendment are referred to as the Amended Credit Agreement). The Amendment increased the available amount to $500 million and extended the termination date to November 21, 2019. We have the option to increase the overall capacity of the Amended Credit Agreement by up to an additional $250 million for a total of $750 million, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Amended Credit Agreement for two additional one-year terms after November 21, 2019, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

Outstanding borrowings under the Amended Credit Agreement bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the Amended Credit Agreement) plus the applicable margin. Prior to our obtaining credit ratings, if any, the pricing levels for the commitment fee and interest-rate margins are determined based on the ratio of total debt as of such date to EBITDA (as described in the Amended Credit Agreement) for the prior four fiscal quarters (debt-to-EBITDA). With an investment grade credit rating, the pricing levels are determined based on the credit ratings in effect from time to time. The Amendment modifies the debt-to-EBITDA covenant such that, prior to our obtaining an investment grade rating, the debt-to-EBITDA ratio must be not greater than 4.0 to 1.0 as of the last day of each fiscal quarter (and 4.5 to 1.0 during the specified period following certain acquisitions). With an investment grade rating, the debt-to-EBITDA ratio reverts back to the pre-Amendment requirement of it being not greater than 5.0 to 1.0 as of the last day of each fiscal quarter (and 5.5 to 1.0 during the specified period following certain acquisitions). If an event of default occurs under the Amended Credit Agreement and is continuing, the lenders may terminate their commitments and declare the amount of all outstanding borrowings, together with accrued interest and all fees, to be immediately due and payable. During the first quarter of 2015, we repaid all amounts borrowed under our revolving credit facility. No amounts were outstanding at December 31, 2015.

Notes Payable
In March 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the acquisition of the Gold Line Pipeline and Medford Spheres pursuant to which we assumed a 5-year, $160 million note payable, due February 28, 2019, to a subsidiary of Phillips 66. Interest on the note payable was at a fixed rate of 3.0 percent per annum.

In December 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the acquisition of the Bayway, Ferndale and Cross-Channel Connector assets pursuant to which we assumed a 5-year, $244 million note payable, due December 1, 2019, to a subsidiary of Phillips 66. Interest on the note payable was at a fixed rate of 3.1 percent per annum. We also entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the acquisition of Phillips 66’s interests in the Palermo Rail Terminal project pursuant to which we assumed a 5-year, $7.6 million note payable to a subsidiary of Phillips 66. Interest on the note payable was at a fixed rate of 2.9 percent per annum.

During the first quarter of 2015, we repaid all amounts borrowed under these notes to Phillips 66’s subsidiaries.

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

Capital Requirements

Acquisitions
During 2015 and 2014 we completed several major acquisitions, including:

•	The December 2015 acquisition of Phillips 66’s 40 percent interest in Bayou Bridge Pipeline.

•	The March 2015 acquisition of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills and its 19.46 percent equity interest in Explorer.

•	The December 2014 acquisition of Phillips 66’s Bayway and Ferndale rail racks.

•	The March 2014 acquisition of Phillips 66’s Gold Line and Medford assets.

See Note 4—Acquisitions, Note 5—Equity Investments and Note 18—Cash Flow Information, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions, including consideration paid and the cash and noncash elements of the transactions.

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

Our capital expenditures and investments for the years ended December 31, 2015, 2014 and 2013 were:

	Millions of Dollars
	2015	2014	2013

Capital Expenditures and Investments Attributable to our Predecessors	$—	90.8	84.1

Capital expenditures and investments attributable to the Partnership
Expansion	197.3	54.2	1.2
Maintenance	7.7	11.9	2.7
Total	205.0	66.1	3.9
Total capital expenditures and investments	$205.0	156.9	88.0

Our capital expenditures and investments for the year ended December 31, 2015, were $205.0 million, primarily associated with the following activities:

•	Acquisition of Phillips 66’s interest in Bayou Bridge Pipeline.

•
Shared construction costs of the joint venture projects with Paradigm, including construction of the Palermo Rail Terminal, the Sacagawea Pipeline, a crude oil storage terminal and a central delivery facility in North Dakota.

•	Construction, completion and start up of the Eagle Ford Gathering System.

•	Contributions to our Sand Hills joint venture.

•	Reactivation and expansion of the Cross-Channel Connector Products System.

Our capital expenditures and investments for the year ended December 31, 2014, were $156.9 million, reflecting:

•	Construction of rail racks to accept crude deliveries at the Bayway and Ferndale refineries.

•	Construction and acquisition costs associated with the Palermo Rail Terminal project.

•	Acquisition costs associated with the Eagle Ford Gathering System project.

•	Reactivation of the Cross-Channel Connector Products System.

•	Replacement of buried piping with above-ground piping on our Clifton Ridge Crude System.

•
Engineering and survey work in preparation for the construction of a new tank and installation of enhanced equipment at our Hartford terminal, as well as the reactivation of a portion of the Hartford connector pipeline to a new connection point to increase available capacity.

Our capital expenditures and investments for the year ended December 31, 2013, were $88.0 million, reflecting:

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

We have forecasted capital expenditures and investments to be approximately $314 million for the year ending December 31, 2016. Of that amount, $300 million is allocated to growth projects and $14 million is targeted for maintenance capital spending. The forecasted capital expenditures and investments are primarily directed toward spending on:

•	Shared construction costs of the Sacagawea Pipeline, a crude oil storage terminal and a central delivery facility in North Dakota within our Bakken joint ventures.

•	Construction of the first segment of the pipeline to Lake Charles and continued funding of the St. James segment within our Bayou Bridge Pipeline joint venture.

•	Contributions to our Sand Hills joint venture.

•	Various upgrades and replacements on our assets.

We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations. We expect to rely primarily upon financing sources, including borrowings under the Amended Credit Agreement, borrowings from related parties and the issuance of debt and equity securities, to fund any significant future expansion capital expenditures.

Cash Distributions
On January 21, 2016, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.458 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $51.4 million attributable to the fourth quarter of 2015. This distribution was paid February 12, 2016, to unitholders of record as of February 3, 2016.

Cash distributions will be made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on January 21, 2016, our General Partner received approximately 27 percent of the total cash distributions attributable to the fourth quarter of 2015.

The following table summarizes our announced quarterly cash distributions for 2015 and 2014:

Quarter Ended	Quarterly Cash Distribution Per Limited Partner Unit* (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
December 31, 2015	$0.4580	$51.4	February 12, 2016
September 30, 2015	0.4280	46.2	November 12, 2015
June 30, 2015	0.4000	41.5	August 12, 2015
March 31, 2015	0.3700	36.7	May 12, 2015
December 31, 2014	0.3400	29.1	February 13, 2015
September 30, 2014	0.3168	25.3	November 13, 2014
June 30, 2014	0.3017	23.9	August 13, 2014
March 31, 2014	0.2743	21.1	May 13, 2014
*Cash distributions declared attributable to the indicated periods.

Subordination Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied. As a result, in the second quarter of 2015 the 35,217,112 subordinated units held by Phillips 66 converted into common units on a one-for-one basis, and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

Contractual Obligations

The following table summarizes our aggregate contractual obligations as of December 31, 2015:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$1,090.7	—	—	300.0	790.7
Interest on debt	621.1	40.0	80.0	76.0	425.1
Operating lease obligations	73.6	1.9	3.8	3.8	64.1
Purchase obligations (b)	23.5	14.1	2.6	2.6	4.2
Other short-term and long-term liabilities:
Asset retirement obligations	3.4	—	—	—	3.4
Accrued environmental costs	1.6	0.8	—	—	0.8
Total	$1,813.9	56.8	86.4	382.4	1,288.3

(a)	See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)
Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms. Includes accounts payable reflected on our consolidated balance sheet.

In addition to the obligations included in the table above, we are party to an amended omnibus agreement with Phillips 66. The amended omnibus agreement contractually requires us to pay a fixed annual fee of $29.7 million to Phillips 66 for certain administrative and operational support services being provided to us. The amended omnibus agreement generally remains in full force and effect so long as Phillips 66 controls our General Partner. Due to the indefinite nature of the agreement’s term, the fixed fee is not included in the contractual obligations table above.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2015, and December 31, 2014, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability. See Note 17—Income Taxes, in the Notes to Consolidated Financial Statements, for additional information about income-tax-related contingencies.

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

In April 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release of approximately 800 barrels. The release was halted on the same day, and cleanup and remediation efforts followed. Costs recognized during 2015 associated with cleanup and remediation of the release were $5.0 million. We continue to work with the appropriate authorities and costs are subject to change if additional information on the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5.0 million self-insured retentions.

At December 31, 2015, we had $1.6 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings. See Items 1 and 2. Business and Properties—Environmental Regulations, for additional information regarding environmental regulations.

Indemnifications and Excluded Liabilities
See Note 13—Contingencies, in the Notes to Consolidated Financial Statements, for information on indemnifications provided to us by Phillips 66 on certain assets we acquired from Phillips 66, as well as assumed responsibility for liabilities on certain assets acquired from Phillips 66, in each case related to the ownership of those assets by Phillips 66 prior to their contribution to us.

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

Impairments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, including applicable liabilities, the carrying value of the long-lived assets included in the asset group is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally at a pipeline system or terminal level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one of the following methods: present values of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted for principal market participant assumptions when necessary. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future tariffs, volumes, operating costs, and capital project decisions, considering all available information at the date of review.

Investments in nonconsolidated entities accounted for under the equity method are reviewed for impairment when there is evidence of a loss in value. Such evidence of a loss in value might include our inability to recover the carrying amount, the lack of sustained earnings capacity which would justify the current investment amount, or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the length of time and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the market value of the investment. When quoted market prices are not available, the fair value is usually based on the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and a market analysis of comparable assets, if appropriate. Differing assumptions could affect the timing and the amount of an impairment of an investment in any period.

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

NEW ACCOUNTING STANDARDS

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10),” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current generally accepted accounting principles, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01 and assessing the impact, if any, it may have on our financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes.” The new update will simplify the presentation of deferred income taxes and will require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The classification shall be made at the tax-paying component level of an entity, after reflecting any offset of deferred tax liabilities, deferred tax assets and any related valuation allowances. Public business entities should apply the guidance in ASU 2015-17 for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application for public entities is permitted. The amendments can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the provisions of ASU 2015-17, but do not expect it to have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915).” The new standard removes the definition of a development stage entity from the Master Glossary of Accounting Standard Codification and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the variable interest entity (VIE) guidance in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, “Consolidation,” ASU 2014-10 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. Early application for public entities is permitted. We are currently evaluating the provisions of ASU 2014-10. Our preliminary assessment indicates that additional disclosures related to VIEs may be required for our joint ventures if the planned principal operations have not commenced.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to-date, we have formed an implementation work team, completed training of the new ASU’s revenue recognition model and begun contract review and documentation.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we operate only in the United States, we are not exposed to foreign currency exchange-rate risk.

Commodity Price Risk
As we neither take ownership of the crude oil, refined petroleum products or NGLs we transport or store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodities being shipped. This loss allowance, which represented 5 percent, 10 percent and 13 percent of our total transportation and terminaling services revenues in 2015, 2014 and 2013, respectively, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with commodity prices; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

Interest Rate Risk
During the first quarter of 2015, we repaid our $411.6 million of notes payable to Phillips 66, as well as the then outstanding balance on our revolving credit facility. In February 2015, we issued $1.1 billion in aggregate principal amount of senior notes with varying maturity dates. Because the senior notes have fixed rates, their fair value is sensitive to changes in U.S. interest rates.  The following table presents the principal cash flow and associated interest rates of these notes by their expected maturity dates, as of December 31, 2015.  The fair value of the fixed-rate financial instruments is estimated based on quoted market prices of comparable notes.

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Year-End 2015
2016	$—		$—
2017	—		—
2018	—		—
2019	—		—
2020	300.0	2.6%	—
Remaining years	800.0	4.0%	—
Total	$1,100.0		—

Fair value	$939.1		$—

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Year-End 2014
2015	$—		$—
2016	—		—
2017	—		—
2018	—		—
2019	411.6	3.1%	18.0	1.3%
Remaining years	—		—
Total	$411.6		18.0

Fair value	$415.4		$18.0

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

Assessment of Internal Control Over Financial Reporting
Management is responsible for establishing and maintaining adequate internal control over financial reporting. Phillips 66 Partners’ internal control system was designed to provide reasonable assurance to the management and directors of the Partnership’s general partner regarding the preparation and fair presentation of published financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2015. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2015.

Ernst & Young LLP has issued an audit report on the Partnership’s internal control over financial reporting as of December 31, 2015, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman of the Board of Directors and Chief Executive Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Director, Vice President and Chief Financial Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

February 12, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

We have audited the accompanying consolidated balance sheet of Phillips 66 Partners LP as of December 31, 2015 and 2014, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the management of the Partnership’s general partner, Phillips 66 Partners GP LLC. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC (the “Pipelines”). The Partnership accounts for its 33.34% interest in each of the Pipelines using the equity method of accounting. In the consolidated financial statements, the Partnership’s total investment in the Pipelines is stated at $643.4 million as of December 31, 2015, and the Partnership’s total equity in net income of the Pipelines is stated at $62.3 million for the year ended December 31, 2015. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Pipelines, is based solely on the reports of the other auditors.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips 66 Partners LP at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 12, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 12, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

We have audited Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management of the Partnership’s general partner, Phillips 66 Partners GP LLC, is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, Phillips 66 Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2015 consolidated financial statements of Phillips 66 Partners LP and our report dated February 12, 2016 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Houston, Texas
February 12, 2016

Report of Independent Registered Public Accounting Firm

To the Members of
DCP Sand Hills Pipeline, LLC
Denver, Colorado

We have audited the consolidated balance sheet of DCP Sand Hills Pipeline, LLC and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 12, 2016

Report of Independent Registered Public Accounting Firm

To the Members of
DCP Southern Hills Pipeline, LLC
Denver, Colorado

We have audited the consolidated balance sheet of DCP Southern Hills Pipeline, LLC and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2015, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 12, 2016

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2015	2014	2013
Revenues and Other Income
Transportation and terminaling services—related parties	$260.6	222.9	181.9
Transportation and terminaling services—third parties	5.0	6.1	5.1
Equity in earnings of affiliates	77.1	—	—
Other income	5.4	0.1	0.2
Total revenues and other income	348.1	229.1	187.2

Costs and Expenses
Operating and maintenance expenses	62.2	52.5	52.2
Depreciation	21.8	16.2	14.3
General and administrative expenses	26.6	25.6	18.4
Taxes other than income taxes	9.0	4.2	4.8
Interest and debt expense	33.9	5.3	0.3
Other expenses	0.1	0.1	—
Total costs and expenses	153.6	103.9	90.0
Income before income taxes	194.5	125.2	97.2
Provision for income taxes	0.3	0.8	0.5
Net Income	194.2	124.4	96.7
Less: Net income attributable to Predecessors	—	8.4	67.8
Net income attributable to the Partnership	194.2	116.0	28.9
Less: General partner’s interest in net income attributable to the Partnership	41.0	8.3	0.6
Limited partners’ interest in net income attributable to the Partnership	$153.2	107.7	28.3

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$2.02	1.48	0.40
Subordinated units—Phillips 66	1.24	1.45	0.40

Cash Distributions Paid Per Limited Partner Unit (dollars)	$1.5380	1.1176	0.1548

Average Limited Partner Units Outstanding—Basic and Diluted
Common units—public	23,376,421	18,888,750	18,888,750
Common units—Phillips 66	44,797,469	19,379,621	16,328,362
Subordinated units—Phillips 66	12,736,051	35,217,112	35,217,112
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	2015	2014	2013

Net Income	$194.2	124.4	96.7
Other comprehensive income	—	—	—
Comprehensive Income	$194.2	124.4	96.7
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2015	2014
Assets
Cash and cash equivalents	$48.0	8.3
Accounts receivable—related parties	21.4	21.5
Accounts receivable—third parties	3.3	1.5
Materials and supplies	2.5	2.2
Other current assets	2.2	2.7
Total Current Assets	77.4	36.2
Equity investments	944.9	—
Net properties, plants and equipment	492.4	485.1
Goodwill	2.5	2.5
Intangibles	—	8.4
Deferred rentals—related parties	5.6	5.9
Deferred tax assets	—	0.5
Other assets	0.7	0.9
Total Assets	$1,523.5	539.5

Liabilities
Accounts payable—related parties	$3.9	18.0
Accounts payable—third parties	8.3	10.2
Accrued property and other taxes	5.1	2.7
Accrued interest	15.1	1.9
Current portion of accrued environmental costs	0.8	—
Deferred revenues—related parties	4.4	0.6
Other current liabilities	0.1	0.3
Total Current Liabilities	37.7	33.7
Notes payable—related parties	—	411.6
Long-term debt	1,090.7	18.0
Asset retirement obligations	3.4	3.5
Accrued environmental costs	0.8	—
Deferred income taxes	0.3	—
Other liabilities	0.5	0.5
Total Liabilities	1,133.4	467.3

Equity
Common unitholders—public (2015—24,138,750 units issued and outstanding; 2014—18,888,750 units issued and outstanding)	808.9	415.3
Common unitholder—Phillips 66 (2015—58,349,042 units issued and outstanding; 2014—20,938,498 units issued and outstanding)	233.0	57.1
Subordinated unitholder—Phillips 66 (2015—0 units issued and outstanding; 2014—35,217,112 units issued and outstanding)	—	116.8
General partner—Phillips 66 (2015—1,683,425 units issued and outstanding; 2014—1,531,518 units issued and outstanding)	(650.3)	(517.0)
Accumulated other comprehensive loss	(1.5)	—
Total Equity	390.1	72.2
Total Liabilities and Equity	$1,523.5	539.5
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2015	2014	2013
Cash Flows From Operating Activities
Net income	$194.2	124.4	96.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	21.8	16.2	14.3
Deferred rentals—related parties	0.4	0.4	(0.3)
Accrued environmental costs	0.8	—	(1.1)
Undistributed Equity Earnings	(0.1)	—	—
Deferred taxes	0.1	0.2	—
Other	2.3	0.9	0.3
Working capital adjustments
Decrease (increase) in accounts receivable	(1.7)	(11.3)	(11.0)
Decrease (increase) in materials and supplies	(0.2)	(0.2)	(0.3)
Decrease (increase) in other current assets	0.4	(0.3)	(2.2)
Increase (decrease) in accounts payable	(8.4)	9.4	6.6
Increase (decrease) in accrued interest	13.2	1.9	—
Increase (decrease) in deferred revenues	3.8	0.5	—
Increase (decrease) in environmental accruals	0.8	—	(6.0)
Increase (decrease) in other accruals	2.4	0.3	0.6
Net Cash Provided by Operating Activities	229.8	142.4	97.6

Cash Flows From Investing Activities
Sand Hills/Southern Hills/Explorer equity investment acquisition*	(734.3)	—	—
Gold Line/Medford acquisition*	—	(138.0)	—
Bayway/Ferndale/Cross-Channel acquisition*	—	(28.0)	—
Capital expenditures and investments*	(205.0)	(156.9)	(88.0)
Return of investment from equity affiliates	12.1	—	—
Other	(7.7)	7.6	10.8
Net Cash Used in Investing Activities	(934.9)	(315.3)	(77.2)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	—	81.5	8.5
Project prefunding from Phillips 66	—	2.2	3.0
Issuance of debt	1,168.7	28.0	—
Repayment of debt	(498.6)	(10.0)	—
Issuance of common units	396.4	—	434.4
Offering costs	(12.5)	—	(30.0)
Debt issuance costs	(9.9)	(0.7)	(0.1)
Distributions to General Partner associated with acquisitions*	(145.7)	(262.0)	—
Quarterly distributions to common unitholders—public	(35.3)	(21.2)	(2.9)
Quarterly distributions to common unitholder—Phillips 66	(63.3)	(21.4)	(2.5)
Quarterly distributions to subordinated unitholder—Phillips 66	(25.0)	(39.3)	(5.5)
Quarterly distributions to General Partner—Phillips 66	(29.9)	(4.6)	(0.2)
Other cash contributions from (to) Phillips 66	(0.1)	3.6	—
Net Cash Provided by (Used in) Financing Activities	744.8	(243.9)	404.7

Net Change in Cash and Cash Equivalents	39.7	(416.8)	425.1
Cash and cash equivalents at beginning of period	8.3	425.1	—
Cash and Cash Equivalents at End of Period	$48.0	8.3	425.1
* See Note 18—Cash Flow Information for additional information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment	Total

December 31, 2012	$—	—	—	—	—	242.4	242.4
Net income attributable to Predecessors	—	—	—	—	—	67.8	67.8
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	8.5	8.5
Project prefunding from Phillips 66	—	—	—	—	—	3.0	3.0
Allocation of net investment to unitholders	—	44.6	96.1	11.1	—	(151.8)	—
Proceeds from initial public offering, net of offering costs	404.4	—	—	—	—	—	404.4
Net income attributable to the Partnership	7.6	6.5	14.2	0.6	—	—	28.9
Quarterly cash distributions to unitholders and General Partner	(2.9)	(2.5)	(5.5)	(0.2)	—	—	(11.1)
Other contributions from Phillips 66	—	—	0.1	—	—	—	0.1
December 31, 2013	409.1	48.6	104.9	11.5	—	169.9	744.0
Net income attributable to Predecessors	—	—	—	—	—	8.4	8.4
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	96.3	96.3
Contributions from Phillips 66 prior to acquisitions	—	—	—	—	—	4.0	4.0
Project prefunding from Phillips 66	—	—	—	—	—	2.2	2.2
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(535.7)	—	(280.8)	(816.5)
Issuance of units associated with acquisitions	—	0.8	—	—	—	—	0.8
Net income attributable to the Partnership	27.4	29.1	51.2	8.3	—	—	116.0
Quarterly cash distributions to unitholders and General Partner	(21.2)	(21.4)	(39.3)	(4.6)	—	—	(86.5)
Other contributions from Phillips 66	—	—	—	3.5	—	—	3.5
December 31, 2014	415.3	57.1	116.8	(517.0)	—	—	72.2
Issuance of common units	383.9	—	—	—	—	—	383.9
Conversion of subordinated units	—	107.6	(107.6)	—	—	—	—
Deemed net distributions to General Partner associated with acquisitions	—	5.1	—	(150.1)	—	—	(145.0)
Issuance of units associated with acquisitions	—	34.1	—	0.7	—	—	34.8
Net income attributable to the Partnership	45.0	92.4	15.8	41.0	—	—	194.2
Accumulated other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Quarterly cash distributions to unitholders and General Partner	(35.3)	(63.3)	(25.0)	(29.9)	—	—	(153.5)
Other contributions from Phillips 66	—	—	—	5.0	—	—	5.0
December 31, 2015	$808.9	233.0	—	(650.3)	(1.5)	—	390.1

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

Units issued in July 2013	18,888,750	16,328,362	35,217,112	1,437,433	71,871,657
December 31, 2013	18,888,750	16,328,362	35,217,112	1,437,433	71,871,657
Units issued associated with acquisitions	—	4,610,136	—	94,085	4,704,221
December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued associated with the public equity offering	5,250,000	—	—	—	5,250,000
Units issued associated with acquisitions	—	2,193,432	—	151,907	2,345,339
Subordinated unit conversion	—	35,217,112	(35,217,112)	—	—
December 31, 2015	24,138,750	58,349,042	—	1,683,425	84,171,217
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context.

Description of the Business
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in Phillips 66 Partners GP LLC to its wholly owned subsidiary, Phillips 66 Project Development Inc. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines, terminals and other transportation and midstream assets. On July 26, 2013, we completed our initial public offering (the Offering), and our common units trade on the New York Stock Exchange under the symbol PSXP.

In the first quarter of 2015, we formed two joint ventures with Paradigm Energy Partners LLC (Paradigm) to develop midstream logistics infrastructure in North Dakota and we acquired Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), as well as Phillips 66’s 19.46 percent equity interest in Explorer Pipeline Company (Explorer). In December 2015, we acquired Phillips 66’s 40 percent interest in Bayou Bridge Pipeline, LLC (Bayou Bridge Pipeline).

As of December 31, 2015, our assets consisted of one crude oil pipeline, terminal and storage system; four refined petroleum products pipeline, terminal and storage systems; two crude oil rail racks; two refinery-grade propylene storage spheres; one crude oil gathering system; and six equity investments. The majority of our assets are connected to, and integral to the operation of, seven of Phillips 66’s wholly owned or jointly owned refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and for terminaling and storing crude oil and refined petroleum products at our terminals, rail racks and storage facilities. In addition, our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the crude oil, NGL and refined petroleum products we handle and do not engage in the trading of crude oil, NGL and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

Basis of Presentation
Acquisitions from Phillips 66 are considered common control transactions. When businesses are acquired from Phillips 66 that will be consolidated by us, they are accounted for as if the transfer had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. We refer to the historical results of these businesses prior to the effective date of our acquisition of them as the results of our “Predecessors.” Also included in Predecessor results are the historical results of our initial assets prior to our initial public offering on July 26, 2013.

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

•
Common Control Transactions—Businesses acquired from Phillips 66 and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their carrying value. Any difference between carrying value and recognized consideration is treated as a capital transaction. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are reflected in “Net Investment.” Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statement of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity in our consolidated statement of cash flows.

•
Revenue Recognition—Revenue is recognized for crude oil and refined petroleum product pipeline transportation based on the delivery of actual volumes transported at contractual tariff rates. Revenue is recognized for crude oil and refined petroleum product terminaling and storage as performed based on contractual rates related to throughput volumes, capacity or cost-plus-margin arrangements. A significant portion of our revenue is derived from Phillips 66 and, for periods presented prior to the acquisition date in common control transactions, the contractual rates with Phillips 66 do not necessarily reflect market rates.

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

Certain transportation services agreements and terminal services agreements with Phillips 66 are considered operating leases under GAAP. These agreements include escalation clauses to adjust transportation tariffs and terminaling fees to reflect changes in price indices. Revenues from these agreements are recorded within “Transportation and terminaling services—related parties” on our consolidated statement of income. See Note 14—Leases for additional information on these operating leases and Note 20—Related Party Transactions for additional information on our agreements with Phillips 66.

Billings to Phillips 66 for shortfall volumes under its quarterly minimum volume commitments are recorded as “Deferred revenues—related parties” in our consolidated balance sheet, as Phillips 66 has the right to make up the shortfall volumes in the following four quarters. The deferred revenue will be recognized at the earlier of when shortfall volumes are made up or when the make-up rights contractually expire.

•
Cash Equivalents—Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and will mature within 90 days or less from the date of acquisition. We carry these at cost plus accrued interest, which approximates fair value.

•
Imbalances—We do not purchase or produce crude oil or refined petroleum product inventories. We experience imbalances as a result of variances in meter readings and in other measurement methods, and volume fluctuations within our crude oil system due to pressure and temperature changes. Certain of our transportation contracts provide for the shipper to pay a contractual loss allowance, which is valued using quoted market prices of the applicable commodity being shipped. These contractual loss allowances, which are received from the shipper irrespective of, and calculated independently from, actual volumetric gains or losses, are recorded as revenue. Any actual volumetric gains or losses are valued using quoted market prices of the applicable commodities and are recorded as decreases or increases to operating and maintenance expenses, respectively.

•
Fair Value Measurements—We measure assets and liabilities requiring fair value presentation or disclosure using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclose such amounts according to the quality of valuation inputs under the following hierarchy:

Level 1:    Quoted prices in an active market for identical assets or liabilities.

Level 2:	Observable inputs other than quoted prices included within Level 1 for the asset or liability, either directly or indirectly through market-corroborated inputs.
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

•
Impairment of Investments in Nonconsolidated Entities—Investments in nonconsolidated entities are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and a market analysis of comparable assets, if appropriate.

•
Capitalized Interest—Interest from external borrowings is capitalized on major projects with an expected construction period of six months or longer. Capitalized interest is added to the cost of the underlying asset’s properties, plants and equipment and is amortized over the useful life of the assets.

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

Note 3—Changes in Accounting Principles

In April 2015, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2015-06, “Earnings Per Share (Topic 260) - Effects on Historical Earnings per Unit of Master Limited Partnership Dropdown Transactions.” This ASU specifies that for purposes of calculating historical earnings per unit under the two-class method, the earnings of a transferred business before the date of a dropdown transaction should be allocated entirely to the general partner and, therefore, the previously reported earnings per unit of the limited partners would not change as a result of the dropdown transaction. ASU 2015-06 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2015, and shall be applied retrospectively to each period presented.  We have historically calculated earnings per unit after a dropdown transaction consistent with the approach required by ASU 2015-06. We adopted ASU 2015-06 effective in the third quarter of 2015. The adoption did not impact our consolidated financial statements.

Effective December 1, 2015, we early adopted the FASB ASU No. 2015-03, “Interest - Imputation of Interest (Subtopic 835-30) - Simplifying the Presentation of Debt Issuance Costs” and ASU 2015-15, “Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements.” ASU 2015-03 requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. ASU 2015-15 states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing these costs when they relate to a line-of-credit arrangement. Upon adoption, we reclassified $9.2 million as a reduction of debt on our 2015 consolidated balance sheet.

Note 4—Acquisitions

2015 Acquisitions
During 2015, we entered into agreements to acquire Phillips 66’s equity interests in Sand Hills, Southern Hills, Explorer and Bayou Bridge Pipeline. See Note 5—Equity Investments for information regarding our equity investments.

2014 Acquisitions
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

Bayway/Ferndale/Cross-Channel Acquisition
In October 2014, we entered into a CCAA and a separate Purchase and Sale Agreement (PSA) with subsidiaries of Phillips 66 to acquire the Bayway and Ferndale rail racks, which were operating as businesses at the time of their acquisition, and the Cross-Channel Connector project, an organic growth project to substantially expand and redevelop a pipeline system at the Houston Ship Channel. Consideration under the CCAA was $340.0 million, consisting of $28.0 million in cash; the issuance of 1,066,412 common units of the Partnership to Phillips 66 Company and the issuance of 21,764 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest, with an aggregate fair value of the common and general partner units of $68.0 million; and the assumption by the Partnership of a 5-year, $244.0 million note payable to a subsidiary of Phillips 66. Consideration under the PSA was $7.0 million, payable in cash and reflected as a payable to Phillips 66 at December 31, 2014. Both transactions comprising the Bayway/Ferndale/Cross-Channel Acquisition closed on December 1, 2014, with total estimated transaction costs of $0.7 million expensed as incurred.

Palermo Rail Terminal Project Acquisition
In December 2014, we entered into a PSA with a subsidiary of Phillips 66 to purchase real property, assets under construction and lease agreements associated with the rail terminal project for $28.0 million in cash. In addition, we entered into a Contribution Agreement with certain subsidiaries of Phillips 66 to acquire Phillips 66’s ownership interest in the rail terminal project, including permits, for total consideration of $8.4 million, consisting of the issuance of 13,129 common units of the Partnership to Phillips 66 Company and the issuance of 268 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest, and the assumption by the Partnership of a 5-year, $7.6 million note payable to a subsidiary of Phillips 66. The acquisitions closed on December 5, 2014, and December 10, 2014.

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

In connection with the 2014 acquisitions, we entered into various commercial agreements with Phillips 66 and amended the omnibus agreement and the operational services agreement with Phillips 66. See Note 20—Related Party Transactions, for a summary of the terms of these agreements.

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

Note 5—Equity Investments

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

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a CCAA with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills and its 19.46 percent equity interest in Explorer. The Sand Hills Pipeline is a 1,190-mile (including laterals), fee-based pipeline that transports NGL from plants in the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas, market hub. The Southern Hills Pipeline is a 940-mile (including laterals), fee-based pipeline that transports NGL from the Midcontinent to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu market hub. The Explorer Pipeline is an approximately 1,830-mile, refined petroleum product pipeline extending from the Texas Gulf Coast to Indiana, transporting refined petroleum products to more than 70 major cities in 16 U.S. states. The transaction closed on March 2, 2015. Total consideration for the transaction was $1.01 billion consisting of $880 million in cash, funded by a portion of the proceeds from a public offering of unsecured senior notes (Notes Offering) and a public offering of common units (Units Offering); in addition, we issued 1,587,376 common units to Phillips 66 and 139,538 general partner units to our General Partner to maintain its 2 percent general partner interest. Total transaction costs of $0.9 million were expensed as incurred in general and administrative expenses.

Bayou Bridge Joint Venture Acquisition
On October 29, 2015, we entered into a CCAA with Phillips 66 to acquire its 40 percent interest in Bayou Bridge Pipeline, a joint venture in which Energy Transfer Partners and Sunoco Logistics Partners each hold a 30 percent interest, with Sunoco Logistics serving as the operator.

Bayou Bridge Pipeline is developing the Bayou Bridge pipeline, which will deliver crude oil from the Phillips 66 and Sunoco Logistics Partners terminals in Nederland, Texas, to Lake Charles, Louisiana, and onward to St. James, Louisiana. Construction is underway on the 30-inch Nederland to Lake Charles segment of the pipeline. The joint venture launched a binding expansion open season on October 1, 2015, to assess additional interest in transportation to refining markets in, and around, the St. James area. The results were used to determine the need for a 24-inch diameter pipeline segment extending to St. James.

The transaction closed on December 1, 2015. Total consideration for the transaction was approximately $69.6 million, consisting of the assumption of a $34.8 million note payable to Phillips 66 that was immediately paid in full; the issuance of 606,056 common units to Phillips 66; and the issuance of 12,369 general partner units of the Partnership to the General Partner to maintain its 2 percent general partner interest in the Partnership.

The acquisitions of interests in the Sand Hills, Southern Hills, Explorer and Bayou Bridge Pipeline joint ventures represented transfers of investments between entities under common control. Accordingly, these equity investments were transferred at historical carrying value, but are included in the financial statements prospectively from the effective date of each acquisition.

The following table summarizes our equity investments at December 31, 2015 and 2014:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		2015	2014

Sand Hills	33.34%	$430.5	—
Southern Hills	33.34	212.9	—
Explorer	19.46	102.4	—
Phillips 66 Partners Terminal	70.00	77.0	—
Paradigm Pipeline LLC	50.00	52.5	—
Bayou Bridge Pipeline	40.00	69.6	—
Total equity investments		$944.9	—

Southern Hills has a negative basis difference of $98.4 million, which originated when the pipeline, formerly known as Seaway Products, was sold to a related party. The negative basis difference represents a deferred gain and will be amortized over 46 years. Explorer has a positive basis difference of $82.3 million, which represents fair value adjustments attributable to ownership increases in the pipeline. The positive basis difference will be amortized over periods of 12 and 18 years.

We use the equity method of accounting for our 70 percent interest in Phillips 66 Partners Terminal due to the requirement for supermajority (80 percent) or unanimous consent of the owners in key governance issues pertaining to the joint venture. We use the equity method of accounting for our 19.46 percent interest in Explorer due to our ability to exert significant influence through our representation on Explorer’s board of directors.

Earnings from our equity investments for the years ended December 31, 2015 and 2014 were as follows:

	Millions of Dollars
	2015	2014

Sand Hills	$48.3	—
Southern Hills	14.0	—
Explorer	15.1	—
Phillips 66 Partners Terminal	(0.2)	—
Paradigm Pipeline	(0.1)	—
Bayou Bridge Pipeline	—	—
Total equity in earnings of affiliates	$77.1	—

Summarized 100 percent financial information for all equity investments, combined, was as follows. Although the acquisition of Sand Hills, Southern Hills and Explorer closed on March 2, 2015, and the acquisition of Bayou Bridge Pipeline closed on December 1, 2015, the entire twelve-month periods ended December 31, 2015 and 2014, are presented in the table below for enhanced comparability.

	Millions of Dollars
	2015	2014

Revenues	$713.7	564.3
Income before income taxes	385.7	257.0
Net income	383.9	210.0
Current assets	268.9	205.3
Noncurrent assets	3,106.1	2,688.1
Current liabilities	179.6	180.0
Noncurrent liabilities	446.1	400.9

Our share of income taxes incurred directly by equity investment companies is included in equity earnings of affiliates, and as such is not included in the provision for income taxes in our consolidated financial statements.

Distributions received from these affiliates were $89.1 million in 2015.

Note 6—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 96 percent, 95 percent and 94 percent of our total transportation and terminaling services revenues for the years ended December 31, 2015, 2014 and 2013, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage and crude oil gathering and rail-unloading services to Phillips 66 and other related and third parties.

We are potentially exposed to concentration of credit risk primarily through our accounts receivable with Phillips 66. These receivables have payment terms of 30 days or less. We monitor the creditworthiness of Phillips 66, which has an investment grade credit rating, and we have no history of collectability issues with Phillips 66.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2015	2014

Land		$6.0	17.4
Buildings and improvements	3 to 30 years	30.0	27.3
Pipelines and related assets*	10 to 45 years	229.5	165.0
Terminals and related assets*	25 to 45 years	345.9	334.7
Rail racks and related assets*	33 years	136.3	133.5
Construction-in-progress		12.7	54.5
Gross PP&E		760.4	732.4
Less: Accumulated depreciation		(268.0)	(247.3)
Net PP&E		$492.4	485.1
*Assets for which we are the lessor. See Note 14—Leases.

Note 8—Goodwill and Intangibles

Goodwill
Goodwill was allocated to us from Phillips 66 based on the relative fair market value of our net PP&E, compared with the fair market value of Phillips 66’s reporting unit that included our net PP&E as of the date on which Phillips 66’s purchase transaction that resulted in goodwill was completed. Goodwill is tested for impairment on an annual basis and when indicators of potential impairment exist. We have performed our annual impairment tests, and no impairment in the carrying value of goodwill has been identified for the years ended December 31, 2015, 2014 and 2013. Goodwill was $2.5 million as of December 31, 2015 and 2014.

Intangible Asset
In connection with the 2014 Palermo Rail Terminal Project Acquisition, we acquired an indefinite-lived intangible asset pertaining to a construction permit. During 2015, the intangible asset was contributed to our Bakken joint ventures and is now accounted for as an equity investment. As a result, there was no intangible asset balance at December 31, 2015, and a balance of $8.4 million at December 31, 2014.

Note 9—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2015	2014

Asset retirement obligations	$3.4	3.5
Accrued environmental costs	1.6	—
Total asset retirement obligations and accrued environmental costs	5.0	3.5
Asset retirement obligations and accrued environmental costs due within one year	(0.8)	—
Long-term asset retirement obligations and accrued environmental costs	$4.2	3.5

Asset Retirement Obligations
We have asset removal obligations we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of pipelines and rail racks. Most of these obligations are not expected to be paid until many years in the future.
During 2015 and 2014, our overall asset retirement obligations changed as follows:

	Millions of Dollars
	2015	2014

Balance at January 1	$3.5	2.4
Accretion of discount	0.1	0.1
New obligations	0.1	1.0
Changes in estimates of existing obligations	(0.3)	—
Balance at December 31	$3.4	3.5

We do not expect any short-term spending on asset retirement obligations and, as a result, there were no such current liabilities reported on the consolidated balance sheet at December 31, 2015 and 2014.

Accrued Environmental Costs
Pursuant to the terms of our amended omnibus agreement, Phillips 66 indemnifies us for the environmental liabilities associated with the assets contributed to us in connection with the Offering and which arose prior to the closing of the Offering. Pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for environmental liabilities associated with the acquired assets arising prior to the effective date of each acquisition.

In April 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release of approximately 800 barrels. The release was halted on the same day, and cleanup and remediation efforts followed. Costs recognized during 2015 associated with cleanup and remediation of the release were $5.0 million. We continue to work with the appropriate authorities and costs are subject to change if additional information regarding the extent of the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5.0 million self-insured retentions.

At December 31, 2015, we had $1.6 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Note 10—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units is computed by dividing the limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. The classes of participating securities as of December 31, 2015, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding for the periods presented.

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

When our financial statements are retrospectively adjusted after a dropdown transaction, the earnings of the acquired business or asset, prior to the closing of the transaction, are allocated entirely to our General Partner, while the earnings per unit of our limited partners prior to the close of the transaction do not change as a result of the dropdown. After the closing of a dropdown transaction, the earnings of the acquired business are allocated in accordance with our partnership agreement as previously described.

	Millions of Dollars
	2015	2014	2013

Net income attributable to the Partnership	$194.2	116.0	28.9
Less: General partner’s distributions declared (including IDRs)*	39.9	7.9	0.5
Limited partners’ distributions declared on common units*	122.9	48.1	13.4
Limited partner’s distributions declared on subordinated units*	13.0	43.4	13.4
Distributions less than net income attributable to the Partnership	$18.4	16.6	1.6
*Distributions declared are attributable to the indicated periods.

	2015
	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$39.9	122.9	13.0	175.8
Distributions less than net income attributable to the Partnership	1.1	14.5	2.8	18.4
Net income attributable to the Partnership	$41.0	137.4	15.8	194.2

Weighted average units outstanding:
Basic	1,649,169	68,173,891	12,736,051	82,559,111
Diluted	1,649,169	68,173,891	12,736,051	82,559,111

Net income per limited partner unit (dollars):
Basic		$2.02	1.24
Diluted		2.02	1.24

	2014
	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$7.9	48.1	43.4	99.4
Distributions less than net income attributable to the Partnership	0.4	8.4	7.8	16.6
Net income attributable to the Partnership	$8.3	56.5	51.2	116.0

Weighted average units outstanding:
Basic	1,499,704	38,268,371	35,217,112	74,985,187
Diluted	1,499,704	38,268,371	35,217,112	74,985,187

Net income per limited partner unit (dollars):
Basic		$1.48	1.45
Diluted		1.48	1.45

	2013
	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$0.5	13.4	13.4	27.3
Distributions less than net income attributable to the Partnership	0.1	0.7	0.8	1.6
Net income attributable to the Partnership	$0.6	14.1	14.2	28.9

Weighted average units outstanding:
Basic	1,437,433	35,217,112	35,217,112	71,871,657
Diluted	1,437,433	35,217,112	35,217,112	71,871,657

Net income per limited partner unit (dollars):
Basic		$0.40	0.40
Diluted		0.40	0.40

On January 21, 2016, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.4580 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $51.4 million attributable to the fourth quarter of 2015. This distribution was paid February 12, 2016, to unitholders of record as of February 3, 2016.

Subordinated Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied. As a result, in the second quarter of 2015, the 35,217,112 subordinated units held by Phillips 66 converted into common units on a one-for-one basis, and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units does not impact the amount of cash distributions paid by us or the total number of outstanding units.

Note 11—Debt

Long-term debt at December 31, 2015 and 2014 was:

	Millions of Dollars
	2015	2014

2.646% Senior Notes due 2020	$300.0	—
3.605% Senior Notes due 2025	500.0	—
4.680% Senior Notes due 2045	300.0	—
Revolving credit facility	—	18.0
Note payable to Phillips 66 due 2019 at 3.0%	—	160.0
Note payable to Phillips 66 due 2019 at 3.1%	—	244.0
Note payable to Phillips 66 due 2019 at 2.9%	—	7.6
Debt at face value	1,100.0	429.6
Unamortized discounts and debt issuance costs	(9.3)	—
Total debt	1,090.7	429.6
Short-term debt	—	—
Long-term debt	$1,090.7	429.6

Senior Notes
On February 23, 2015, we closed on the Notes Offering of $1.1 billion aggregate principal amount of unsecured senior notes consisting of:

•	$300 million of 2.646% Senior Notes due February 15, 2020.

•	$500 million of 3.605% Senior Notes due February 15, 2025.

•	$300 million of 4.680% Senior Notes due February 15, 2045.

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

As of December 31, 2015, the aggregate fair value of the senior notes was $939.1 million, which we estimated using quoted market prices of comparable notes. The fair value was determined using Level 2 inputs.

Revolving Credit Facility
On November 21, 2014, we entered into a first amendment (the Amendment) to our revolving credit agreement (the Credit Agreement) with several commercial lending institutions (the Credit Agreement and the Amendment are referred to as the Amended Credit Agreement). The Amendment increased the available amount to $500 million from $250 million and extended the termination date to November 21, 2019. We have the option to increase the overall capacity of the Amended Credit Agreement by up to an additional $250 million, for a total of $750 million, subject to, among other things, the consent of the existing lenders whose commitments would be increased or any additional lenders providing such additional capacity. We also have the option to extend the Amended Credit Agreement for two additional one-year terms after November 21, 2019, subject to, among other things, the consent of the lenders holding the majority of the commitments and each lender extending its commitment. During the first quarter of 2015, we repaid all amounts borrowed under our revolving credit facility. No amounts were outstanding at December 31, 2015.

Notes Payable
On March 1, 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Gold Line/Medford Acquisition pursuant to which we assumed a 5-year, $160 million note payable to a subsidiary of Phillips 66. The note payable bore interest at a fixed rate of 3 percent per annum. Interest on the note was payable quarterly, and all principal and accrued interest was due and payable at maturity on February 28, 2019. At December 31, 2014, the carrying value and fair value of this note were $160.0 million and $162.7 million, respectively.

On December 1, 2014, we entered into an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Bayway/Ferndale/Cross-Channel Acquisition pursuant to which we assumed a 5-year, $244 million note payable to a subsidiary of Phillips 66 that bore interest at a fixed rate of 3.1 percent per annum. Interest on the note was payable quarterly, and all principal and accrued interest was due and payable at maturity on December 1, 2019. At December 31, 2014, the carrying value and fair value of this note were $244.0 million and $245.2 million, respectively.

On December 10, 2014, we entered in an agreement with certain subsidiaries of Phillips 66 as part of the consideration for the Palermo Rail Terminal Project Acquisition pursuant to which we assumed a 5-year, $7.6 million note payable to a subsidiary of Phillips 66 that bore interest at a fixed rate of 2.9 percent per annum. Interest on the note was payable quarterly, and all principal and accrued interest was due and payable at maturity on December 1, 2019. At December 31, 2014, the carrying value and fair value of this note were $7.6 million and $7.5 million, respectively.

We calculated the fair values of these notes with a discounted cash flow model, using discount rates that approximate the rates we observed in the market for similar entities with debts of comparable durations. We increased these discount rates by 20 basis points to reflect structuring fees. Given the methodology employed, we classified the quality of these fair values as Level 2.

During the first quarter of 2015, we repaid all amounts borrowed under these notes to Phillips 66’s subsidiaries.

Note 12— Equity

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

Note 13—Contingencies

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

In April 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release of approximately 800 barrels. The release was halted on the same day, and cleanup and remediation efforts followed. Costs recognized during 2015 associated with cleanup and remediation of the release were $5.0 million. We continue to work with the appropriate authorities and costs are subject to change if additional information regarding the extent of the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5.0 million self-insured retentions.

At December 31, 2015, we had $1.6 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings. See Note 9—Asset Retirement Obligations and Accrued Environmental Costs, for a summary of our accrued environmental liabilities.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2015 and 2014, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification
Under our amended omnibus agreement, Phillips 66 will indemnify us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to the ownership or operation of the assets contributed to us in connection with the Offering (the Initial Assets) and which arose prior to the closing of the Offering. Indemnification for any unknown environmental liabilities provided therein is limited to liabilities due to occurrences prior to the closing of the Offering and that are identified before the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.1 million before we are entitled to indemnification. Indemnification for litigation matters provided therein (other than legal actions pending at the closing of the Offering) is subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. Phillips 66 will also indemnify us under our amended omnibus agreement for failure to obtain certain consents, licenses and permits necessary to conduct our business, including the cost of curing any such condition, in each case that is identified prior to the fifth anniversary of the closing of the Offering, subject to an aggregate deductible of $0.2 million before we are entitled to indemnification. We have agreed to indemnify Phillips 66 for events and conditions associated with the ownership or operation of the Initial Assets that occur on or after the closing of the Offering and for certain environmental liabilities related to the Initial Assets to the extent Phillips 66 is not required to indemnify us. For assets acquired from Phillips 66 after the Offering, Phillips 66 indemnifies us for certain environmental liabilities, tax liabilities, and litigation and other matters attributable to these assets.  This indemnity is subject to a deductible of one percent of the purchase price and an aggregate cap of 10 to 15 percent of the purchase price.

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

Note 14—Leases

Lessor
We have transportation services agreements, terminal services agreements and storage services agreements with Phillips 66 that are considered operating leases under GAAP. These agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from these agreements are recorded within “Transportation and terminaling services—related parties” on our consolidated statement of income.

As of December 31, 2015, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars

2016	$236.6
2017	236.1
2018	217.0
2019	186.4
2020	182.5
2021 and thereafter	620.2
Total	$1,678.8

Lessee
We have a lease agreement with Phillips 66 for using the land underlying or associated with the Bayway Rail Rack. Effective December 1, 2014, the land lease has a primary term of 40 years and is considered an operating lease under GAAP. Due to the economic infeasibility to cancel the land lease, we consider the lease non-cancellable. For the year ended December 31, 2015, the operating lease rental expense was $1.9 million. The future minimum lease payments as of December 31, 2015, for the operating lease obligation were:

Millions of Dollars

2016	$1.9
2017	1.9
2018	1.9
2019	1.9
2020	1.9
Remaining years	64.1
Total minimum lease payments	$73.6

Note 15—Employee Benefit Plans

Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by Phillips 66. Those employees participate in the pension, postretirement health insurance and defined contribution benefit plans sponsored by Phillips 66. Most employees of Phillips 66 who provide direct support to our operations do so under the provisions of the amended operational services agreement, which burdens labor charges with benefit costs. For those remaining Phillips 66 employees who directly support our business, their pension, postretirement health insurance and defined contribution benefit plan costs were $0.4 million, $0.3 million and $0.2 million for the years ended December 31, 2015, 2014 and 2013, respectively.

Note 16—Unit-Based Compensation

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

From the closing of the Offering through December 31, 2015, we have only issued phantom units to non-employee directors under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the date the phantom unit is settled after the vesting period (settlement date), and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount equal to any cash distributions paid on a common unit during that time. During the years ended December 31, 2015, 2014, and 2013, we granted a total of 2,343, 4,161 and 2,171 phantom units, respectively, to three non-employee directors of the Partnership. On the grant date, phantom units awarded to non-employee directors become non-forfeitable; therefore we immediately recognize expense equal to the grant-date fair value of the award.  These phantom units do not convey voting rights.

Note 17—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships, primarily Texas.

Income taxes charged to income were:

	Millions of Dollars
	2015	2014	2013

Current	$0.2	0.5	0.4
Deferred	0.1	0.3	0.1
Total	$0.3	0.8	0.5

At December 31, 2015 and 2014, we had a deferred tax liability of $0.3 million and a deferred tax asset of $0.5 million, respectively. The deferred tax liability was primarily associated with PP&E and equity investments. The deferred tax asset was primarily associated with PP&E, partially offset by deferred rentals. In conjunction with the acquisition of Sand Hills, Southern Hills and Explorer, a deferred tax liability of $0.7 million was recorded in the equity account titled General partner - Phillips 66.

Our effective tax rate was 0.2 percent, 0.6 percent and 0.5 percent, respectively, for the years ended December 31, 2015, 2014 and 2013. The lower effective tax rate in 2015 was primarily associated with a decrease in the amount of income subject to Texas tax.

As of December 31, 2015 and 2014, we had no liability reported for unrecognized tax benefits, and we did not have any interest or penalties related to income taxes for the years ended December 31, 2015, 2014 and 2013. Texas and Illinois tax returns for 2013 to 2015 are subject to examination.

Note 18—Cash Flow Information

The 2014 and 2015 acquisitions had cash and noncash elements. The common and general partner units issued to Phillips 66 in the Gold Line/Medford, Bayway/Ferndale/Cross-Channel, and Sand Hills/Southern Hills/Explorer acquisitions were assigned no value, because the cash consideration and note payable assumption exceeded the historical net book value of the acquired assets for each acquisition. Accordingly, the units issued for these acquisitions had no impact on partner capital balances, other than changing ownership percentages.

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

Palermo Rail Terminal Project Acquisition
The historical book value of the Palermo Rail Terminal project was $41.6 million. Cash consideration was $28.0 million, of which we paid $26.5 million in December 2014 (an investing cash outflow) and $1.5 million was reflected as a payable to Phillips 66 at December 31, 2014. Noncash consideration consisted of the assumption of a $7.6 million note payable (noncash investing and financing activities) and the issuance of common and general partner units to Phillips 66 with an aggregate allocated value of $6.0 million (a noncash financing activity).

Eagle Ford Gathering System Project Acquisition
We paid consideration of $11.8 million for the Eagle Ford Gathering System project, the same as its historical book value. In December 2014, $5.5 million of the consideration was cash paid (an investing cash outflow), and $6.3 million was reflected as a payable to Phillips 66 at December 31, 2014.

Sand Hills, Southern Hills and Explorer Acquisition
We attributed $734.3 million of the total $880.0 million cash consideration paid to the investment balance of the Sand Hills, Southern Hills and Explorer equity investments acquired (an investing cash outflow). The remaining $145.7 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow).
Bayou Bridge Joint Venture Acquisition
Total consideration paid for the transaction was approximately $69.6 million, consisting of the assumption of a $34.8 million note payable to Phillips 66 that was immediately paid in full (an investing cash outflow), and the issuance of common and general partner units to Phillips 66 with an aggregate fair value of $34.8 million (a noncash investing and financing activity).

Our capital expenditures and investments consisted of:

	Millions of Dollars
	2015	2014	2013
Capital Expenditures and Investments
Capital expenditures and investments attributable to Predecessors	$—	90.8	84.1
Capital expenditures and investments attributable to the Partnership	205.0	66.1	3.9
Total capital expenditures and investments	$205.0	156.9	88.0

	Millions of Dollars
	2015	2014	2013
Other Noncash Investing and Financing Activities
Certain liabilities of acquired assets retained by Phillips 66(1)	$—	14.8	—
Contributions of net assets into joint ventures	43.1	—	—

Cash Payments
Interest and debt expense	$17.8	3.3	0.3
Income taxes	0.3	0.2	—
(1)Certain liabilities of the Acquired Assets were retained by Phillips 66, pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since the Offering. See Note 13—Contingencies for additional information on these excluded liabilities associated with the Acquired Assets.

Note 19—Other Financial Information

	Millions of Dollars
	2015	2014	2013
Interest and Debt Expense
Incurred
Debt	$37.0	5.3	0.3
Other	1.1	—	—
	38.1	5.3	0.3
Capitalized	(4.2)	—	—
Expensed	$33.9	5.3	0.3

Other Income
Interest Income	$0.2	0.1	0.2
Co-venturer contractual make-whole payments	5.2	—	—
Total other income	$5.4	0.1	0.2

Note 20—Related Party Transactions

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

Related Party Transactions
Significant related-party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	2015	2014	2013

Operating and maintenance expenses	$33.7	30.8	24.6
General and administrative expenses	22.2	21.2	18.3
Interest and debt expense	1.9	4.7	—
Total	$57.8	56.7	42.9

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $2.5 million. In prior periods, the monthly fee paid to Phillips 66 was $1.1 million from July 26, 2013, through February 28, 2014, $2.3 million from March 1, 2014, through November 30, 2014, and $2.4 million from December 1, 2014 through March 1, 2015.

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

Note 21—New Accounting Standards

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10),” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current generally accepted accounting principles, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01 and assessing the impact, if any, it may have on our financial position and results of operations.

In November 2015, the FASB issued ASU No. 2015-17, “Income Taxes - Balance Sheet Classification of Deferred Taxes.” The new update will simplify the presentation of deferred income taxes and will require deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The classification shall be made at the tax-paying component level of an entity, after reflecting any offset of deferred tax liabilities, deferred tax assets and any related valuation allowances. Public business entities should apply the guidance in ASU 2015-17 for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Early application for public entities is permitted. The amendments can be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. We are currently evaluating the provisions of ASU 2015-17, but do not expect it to have a material impact on our financial statements.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915).” The new standard removes the definition of a development stage entity from the Master Glossary of Accounting Standard Codification and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the variable interest entity (VIE) guidance in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to variable interest entities in ASC Topic 810, “Consolidation,” ASU 2014-10 is effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. Early application for public entities is permitted. We are currently evaluating the provisions of ASU 2014-10. Our preliminary assessment indicates that additional disclosures related to VIEs may be required for our joint ventures if the planned principal operations have not commenced.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under accounting principles generally accepted in the United States and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact, if any, it may have on our financial position and results of operations. As part of our assessment work to-date, we have formed an implementation work team, completed training of the new ASU’s revenue recognition model and begun contract review and documentation.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars					Per Common Unit
	Total Revenues	Income Before Income Taxes	Net Income	Net Income Attributable to the Partnership	Limited Partners’ Interest in Net Income Attributable to the Partnership	Net Income Attributable to the Partnership
						Basic and Diluted
2015
First	$70.1	35.6	35.4	35.4	29.0	0.39
Second	83.8	41.9	42.0	42.0	33.0	0.50
Third	91.4	52.4	52.3	52.3	40.8	0.50
Fourth	102.8	64.6	64.5	64.5	50.4	0.61

2014
First	$51.9	27.5	27.2	18.3	17.5	0.25
Second	56.9	31.1	30.9	32.1	30.4	0.41
Third	55.5	30.1	30.0	29.4	27.4	0.37
Fourth	64.8	36.5	36.3	36.2	32.4	0.44

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2015, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the general partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2015.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2015, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8 and is incorporated herein by reference.

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

Directors and Executive Officers of Phillips 66 Partners GP LLC
Directors are elected by the sole member of our General Partner and hold office until their successors have been elected or qualified or until the earlier of death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board of Directors. Greg G. Maxwell served as a Director and Vice President and Chief Financial Officer of our General Partner until his retirement at the end of 2015. The following table shows information for the directors and executive officers of Phillips 66 Partners GP LLC.

Name	Position with Phillips 66 Partners GP LLC	Age*
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	58
Tim G. Taylor	Director and President	62
Robert A. Herman	Director and Senior Vice President, Operations	56
Kevin J. Mitchell	Director, Vice President and Chief Financial Officer	49
C.C. (Clayton) Reasor	Director and Vice President, Investor Relations	59
J.T. (Tom) Liberti	Vice President and Chief Operating Officer	63
Chukwuemeka A. Oyolu	Vice President and Controller	46
Joseph W. O’Toole	Director	77
Mark A. Haney	Director	60
Gary K. Adams	Director	65
*On February 12, 2016.

Greg C. Garland has served as Chief Executive Officer and Chairman of the Board of Directors of our General Partner since March 2013. Mr. Garland became Chairman of the Board of Directors, President and Chief Executive Officer of Phillips 66 in April 2012, and has been Chairman and Chief Executive Officer of Phillips 66 since June 2014. Mr. Garland devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, directly managing our business and affairs. Mr. Garland was appointed Senior Vice President, Exploration and Production—Americas for ConocoPhillips in October 2010, having previously served as President and Chief Executive Officer of ChevronPhillips Chemical Company LLC (CPChem) since 2008. Mr. Garland is currently a member of the Board of Directors of DCP

Midstream, LLC and Amgen Inc. We believe that Mr. Garland’s extensive experience in the energy industry, including his 35-year career with Phillips Petroleum Company, CPChem and ConocoPhillips, and his position as Chief Executive Officer of Phillips 66, makes him well qualified to serve both as a director and as Chairman of the Board of Directors of our General Partner. In addition to his other skills and qualifications, we believe that Mr. Garland’s role as both Chairman and Chief Executive Officer will provide a vital link between management and the Board of Directors and allow the Board of Directors to perform its oversight role with the benefit of management’s perspective on business and strategy.

Tim G. Taylor has served as President and a member of the Board of Directors of our General Partner since March 2013. Mr. Taylor became Executive Vice President, Commercial, Marketing, Transportation and Business Development of Phillips 66 in April 2012 and has served as President since June 2014. Mr. Taylor devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Mr. Taylor retired as Chief Operating Officer of CPChem in 2011. Prior to that time, Mr. Taylor served as Executive Vice President, Olefins and Polyolefins of CPChem from 2008 to 2011. Mr. Taylor is currently a member of the Board of Directors of CPChem and has previously served on the Board of Directors of Colonial Pipeline Company and Explorer Pipeline. We believe that Mr. Taylor is a suitable member of the Board of Directors because of his extensive industry experience, particularly his experience in the transportation and midstream businesses during his employment at Phillips 66 and Phillips Petroleum Company.

Robert A. Herman has served as Senior Vice President, Operations and a member of the Board of Directors of our General Partner since June 2014. Mr. Herman became Executive Vice President, Midstream of Phillips 66 in June 2014. Mr. Herman devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Before assuming his current role, Mr. Herman served Phillips 66 as Senior Vice President, Health, Safety, and Environment, Projects and Procurement, from February 2014 to June 2014, and Senior Vice President, Health, Safety, and Environment, from April 2012 to February 2014. Before joining Phillips 66, Mr. Herman worked for ConocoPhillips as Vice President, Health, Safety, and Environment, from 2010 to 2012. Mr. Herman is currently a member of the Board of Directors of CPChem. We believe that Mr. Herman is a suitable member of the Board of Directors due to the significant industry experience he has gained through his employment with Phillips 66 and ConocoPhillips.

Kevin J. Mitchell has served as Vice President, Chief Financial Officer and a member of the Board of Directors of our General Partner since January 2016. Mr. Mitchell previously served as the Vice President, Investor Relations, for Phillips 66 since joining Phillips 66 in September 2014 and became Executive Vice President, Finance and Chief Financial Officer in January 2016. Mr. Mitchell devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Prior to joining Phillips 66, he served as the General Auditor of ConocoPhillips from May 2010 until September 2014. Mr. Mitchell joined Conoco in 1991 and held a variety of finance and accounting positions with Conoco and ConocoPhillips, including General Manager of Upstream Finance, Strategy and Planning; Vice President, Finance and Administration for ConocoPhillips Alaska; and Manager of Treasury Services. Mr. Mitchell is a Certified Internal Auditor and a fellow with the Chartered Institute of Management Accountants. We believe that Mr. Mitchell is a suitable member of the Board of Directors because of his industry experience and knowledge of industry accounting and financial practices.

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

Chukwuemeka A. Oyolu became the Vice President and Controller of our General Partner in December 2014. Mr. Oyolu also became the Vice President and Controller of Phillips 66 in December 2014. Mr. Oyolu devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Prior to his current role at Phillips 66, Mr. Oyolu served as General Manager, Finance for Refining, Marketing and Transportation from May 2012 until February 2014, when he became General Manager, Planning and Optimization. Prior to this Mr. Oyolu worked for ConocoPhillips as Manager, Downstream Finance from 2009 to April 2012.

Joseph W. O’Toole has served as a member of the Board of Directors of our General Partner since July 2013 and serves as the chair of the Audit Committee. Mr. O’Toole is currently the managing partner of Maeve Investment Company, LP, a private investment company. Mr. O’Toole retired as Vice President, General Tax Officer and General Tax Counsel of Phillips Petroleum Company in 1999, a position he held since 1977. Mr. O’Toole served as chairman of the American Petroleum Institute’s General Tax Committee in 1983 and represented the industry and Phillips Petroleum Company before government bodies in the U.S. and foreign countries on numerous occasions. Mr. O’Toole is currently a member of the Board of Directors of St. Vincent College and serves as the Chairman of its Investment and Institutional Advancement Committee. We believe that Mr. O’Toole is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry and knowledge of industry accounting, tax and financial practices he procured while serving in senior tax and financial positions with Phillips Petroleum Company.

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

Gary K. Adams has served as a member of the Board of Directors of our General Partner since September 2013. Mr. Adams serves as the lead director of our General Partner, chair of the Conflicts Committee, and also serves on the Audit Committee. Mr. Adams currently serves as chief advisor of Chemicals for IHS Inc. He previously served more than 20 years with Chemical Market Associates Inc. (CMAI), during which he progressed to president, Chief Executive Officer and chairman of CMAI in 1997, serving in that role until its acquisition by IHS in 2011. He also serves as a director for Trecora Resources and Westlake Chemical Partners LP. We believe that Mr. Adams is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry, particularly his leadership experience with operating responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our General Partner, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the U.S. Securities and Exchange Commission (SEC) and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2015, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis, except as noted below:

•
As disclosed in the Partnership’s Quarterly Report on Form 10-Q for the period ended June 30, 2015, all 35,217,112 issued and outstanding subordinated units representing limited partner interests held by Phillips 66 Company were converted into Common Units on a one-for-one basis at the end of the subordination period pursuant to the terms of the Partnership’s First Amended and Restated Agreement of Limited Partnership. The Form 4 related to this transaction was filed on October 2, 2015.

•
On August 1, 2015, Phillips 66 Company transferred its ownership of 57,742,986 common units to Phillips 66 Project Development Inc. along with all of the membership interests in our General Partner. The Form 3 related to this transaction was filed on October 2, 2015.

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

Item 11. EXECUTIVE COMPENSATION

We and our General Partner were formed in February 2013. Neither we nor our General Partner employ any of the individuals who serve as executive officers of our General Partner and are responsible for managing our business. We are managed by our General Partner, the executive officers of which are employees of Phillips 66. We and our General Partner have entered into an omnibus agreement with Phillips 66 pursuant to which, among other matters:

•	Phillips 66 makes available to our General Partner the services of the Phillips 66 employees who serve as the executive officers of our General Partner.

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

Pursuant to the applicable provisions of our partnership agreement, we reimburse our General Partner for the costs it incurs in relation to the Phillips 66 employees, including executive officers, who provide services to operate our business. Our “Named Executive Officers” (NEOs) consist of our General Partner’s chief executive officer, chief financial officer and the next three most highly compensated executive officers, who for 2015 were:

•	Greg C. Garland, Chairman of the Board of Directors and Chief Executive Officer.

•	Greg G. Maxwell, Vice President and Chief Financial Officer.

•	Tim G. Taylor, President.

•	Chukwuemeka A. Oyolu, Vice President and Controller.

•	J. T. (Tom) Liberti, Vice President and Chief Operating Officer.

At the end of 2015, Mr. Maxwell retired as the Vice President and Chief Financial Officer of our General Partner. Kevin J. Mitchell became the Vice President and Chief Financial Officer in January 2016.

Compensation Discussion and Analysis
Messrs. Garland, Maxwell, Taylor and Oyolu, who were also executive officers of Phillips 66 during 2015, devoted the majority of their time to their respective roles at Phillips 66 and also spent time, as needed, directly managing our business and affairs. Pursuant to the terms of the amended omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by Messrs. Garland, Maxwell, Taylor and Oyolu. Except with respect to awards that may be granted under the Phillips 66 Partners LP 2013 Incentive Compensation Plan (the ICP), which is discussed in more detail below under the section “Our Incentive Compensation Plan,” Messrs. Garland, Maxwell, Taylor and Oyolu did not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner during 2015 and, except for the fixed operational and administrative support fee we pay to Phillips 66, we did not otherwise pay or reimburse any compensation amounts to or for Messrs. Garland, Maxwell, Taylor and Oyolu.

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

See Note 20—Related Party Transactions—Amended Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Elements of Compensation
Phillips 66 provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution and defined benefit retirement plans. Phillips 66 also provides certain additional benefits to its executives, such as personal security and executive life insurance arrangements. In addition, although our NEOs have not entered into employment agreements with Phillips 66, our NEOs are eligible to participate in Phillips 66’s executive severance and change in control plans, pursuant to which they would receive severance payments and benefits from Phillips 66 in the event of an involuntary termination of employment (with an enhanced level of payment if such termination occurs in connection with a change in control of Phillips 66). In the future, Phillips 66 and/or our General Partner may provide different and/or additional compensation components, benefits and/or perquisites to our NEOs, to ensure that they are provided with a comprehensive and competitive compensation structure.

As explained above, Messrs. Garland, Maxwell, Taylor and Oyolu devoted a small portion of their overall working time to our business during 2015 and the compensation these NEOs received from Phillips 66 in relation to their services for us did not comprise a material amount of their total compensation. In addition, except for a fixed operational and administrative support fee that we pay to Phillips 66 pursuant to the terms of the amended omnibus agreement, and any awards that may be granted in the future to Messrs. Garland, Mitchell, Taylor and Oyolu under the ICP, we will not pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell, Taylor and Oyolu. For a detailed discussion of the compensation and benefits that Phillips 66 provides to the NEOs, and its philosophy, objectives and policies related to executive compensation, please refer to the Compensation Discussion and Analysis section of Phillips 66’s 2016 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov. The following sets forth a more detailed explanation of the elements of Phillips 66’s executive compensation program for Mr. Liberti.

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

Annual Cash Bonus. Phillips 66’s annual cash incentive program provides participants with an opportunity to earn annual cash bonus awards generally based on company, business unit and individual performance. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s eligible earnings. For 2015, 2014 and 2013, Mr. Liberti had an annualized target bonus of 49 percent of his eligible earnings.

The base award is weighted equally for corporate and business unit performance. For 2013, Phillips 66 used the following metrics in relation to the corporate performance of Phillips 66 as a whole when evaluating performance for annual bonus program purposes, with the weightings specified as follows:

Personal Safety, Process Safety, Environmental Stewardship and Reliability Metrics	20 percent
Cost Management	20 percent
Adjusted Earnings/Earnings Per Share	20 percent
Return of Capital Employed	20 percent
Total Shareholder Return	20 percent

For 2014 and 2015, TSR has been removed from the corporate metrics. The elimination is consistent with leading governance practices, focuses the Variable Cash Incentive Program (VCIP) on internal metrics, increases the line of sight between executives’ responsibilities and performance goals and drives employee ownership of performance results. The remaining metrics are weighted as follows:

Personal Safety, Process Safety, Environmental Stewardship and Reliability Metrics	25 percent
Cost Management	25 percent
Adjusted Earnings/Earnings Per Share	25 percent
Return of Capital Employed	25 percent

The Compensation Committee used its judgment in assessing results in relation to the foregoing categories of criteria to award between zero and 200 percent of the NEO’s target bonus. There are multiple award units within Phillips 66 designed to measure performance and reward employees according to business unit performance. Performance criteria include quantitative and qualitative metrics specific to each business unit, such as income, cost control, safety and operational excellence, and resource and talent management. Finally, an individual performance adjustment may be applied for its executives and key employees. For 2013, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 179 percent of his target award level in recognition of Phillips 66’s performance above target levels. This payout level reflected the performance of the business unit Mr. Liberti managed. For 2014, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 150 percent of his target award level in recognition of Phillips 66’s performance in 2014. This payout level reflected the performance of his business unit. Additionally, Mr. Liberti received an upward individual adjustment of 25 percent. For 2015, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 172.5 percent of his target award to recognize the overall Company performance, the performance of his business unit and an adjustment of 15 percent of target to recognize his individual contributions.

Long-Term Equity-Based Compensation Awards. Phillips 66 maintains a long-term incentive program pursuant to which it grants equity-based awards in Phillips 66 stock to its executives and key employees. Awards are paid out from zero to 200 percent of target depending on Phillips 66’s performance relative to the applicable targets. Individual performance adjustments of +/-50 percent can also apply. Maximum payout, inclusive of both corporate and individual payout, is 200 percent of target. For the performance periods presented, payout levels for the Performance Share Program (PSP) awards were based on Phillips 66’s Total Shareholder Return (TSR) (50 percent), as compared to a group of Phillips 66’s peer companies, and Return on Capital Employed (ROCE) (50 percent). Generally, performance at the 50th percentile of the peer group would result in payout at target levels, subject to any individual performance or other adjustments that may be made by the Compensation Committee. Any shares awarded in relation to Phillips 66’s PSP for performance periods ending in 2013 and 2014 are subject to an additional 5-year escrow period and will be forfeited if the recipient’s employment terminates during the 5-year escrow period for a reason other than death, disability, layoff, or retirement after age 55 with five years of service. For performance periods ending in 2015, payouts for the PSP were made in cash at the end of the performance period, with no escrow period.

For PSP performance periods beginning in 2014, the PSP program was changed to apply individual performance adjustments to targets at the beginning of the period. This change further strengthens the link between executive pay and company performance.

For 2013, 2014 and 2015 Phillips 66’s long-term incentive program delivers 50 percent of long-term target value in the form of performance share units through the PSP, 25 percent in the form of stock options and 25 percent in the form of restricted stock units. This reflects the cyclical nature of its business, promotes retention of high-performing talent and supports succession planning.

Retirement, Health, Welfare and Additional Benefits. Our NEOs are eligible to participate in the employee benefit plans and programs that Phillips 66 may from time to time offer to its employees, subject to the terms and eligibility requirements of those plans. In 2015, Phillips 66 began providing executive health and financial planning benefits to its executive officers subject to certain eligibility requirements. Our NEOs are also eligible to participate in tax-qualified defined contribution and defined benefit retirement plans to the same extent as all other Phillips 66 employees. Phillips 66 also maintains three supplemental retirement plans in which its executives and key employees participate. Its voluntary deferred compensation plan (the Phillips 66 Key Employee Deferred Compensation Plan) allows executives to defer both the receipt and taxation of a portion of their base salary until separation and annual bonus until a specific date or when they separate from employment. Its defined contribution restoration plan (the Phillips 66 Defined Contribution Make-Up Plan) restores benefits capped under Phillips 66’s qualified defined contribution plan due to Internal Revenue Code limits. Finally, its defined benefit restoration plans (the Phillips 66 Key Employee Supplemental Retirement Plan and the Phillips 66 Supplemental Executive Retirement Plan) restore company sponsored benefits capped under the qualified defined benefit pension plan due to Internal Revenue Code limits and provide additional nonqualified pension benefits to executives who were hired in mid-career to partially compensate for the loss of retirement benefits from a previous employer. Our NEOs, including Mr. Liberti, participate in these programs and Phillips 66 remains responsible for providing 100 percent of the benefits thereunder. However, with respect to the executives for whom we are obligated to reimburse Phillips 66 for an allocated portion of compensation and benefits costs, we will pay periodic amounts to Phillips 66 pursuant to the terms of the amended omnibus agreement representing Phillips 66’s estimated costs for providing these benefits.

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

Our Incentive Compensation Plan
Our General Partner adopted the ICP for officers, directors and employees of our General Partner or its affiliates, and any consultants, affiliates of our General Partner or other individuals who perform services for us. Our General Partner may issue our executive officers and other service providers long-term equity-based awards under the ICP. These awards are intended to compensate the recipients thereof based on the performance of our common units and their continued employment during the vesting period, as well as align their long-term interests with those of our unitholders. We will be responsible for the cost of awards granted under the ICP, and all determinations with respect to awards to be made under the ICP will be made by the Board of Directors of our General Partner or any committee thereof that may be established for such purpose or by any delegate of the Board of Directors or such committee, subject to applicable law, which we refer to as the plan administrator. The Board of Directors of our General Partner is currently designated as the plan administrator. The following description reflects the principal terms of the ICP.

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

Compensation Consultants
Our General Partner does not have a compensation committee, and its Board of Directors did not retain a compensation consultant in 2015.

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

Compensation Risk Assessment
The Compensation Committee oversees the risk assessment performed by Phillips 66 management of all elements of its compensation programs, policies and practices for all employees. A discussion of this risk assessment will be included in the Compensation Discussion and Analysis section of Phillips 66’s 2016 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

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

The Independent Directors have submitted this Report to the Board of Directors as of February 12, 2016:

•	Gary K. Adams

•	Mark A. Haney

•	Joseph W. O’Toole

Summary Compensation Table

The following table summarizes the compensation for our NEOs for fiscal years 2015, 2014 and 2013.

Name and Principal Position	Year	Salary(2)($)	Stock Awards(3)($)	Stock Options(4)($)	Non-Equity Incentive Compensation Plan(5)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)($)	All Other Compensation(7)($)	Total($)

Greg C. Garland, Chief Executive Officer(1)	2015	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Greg G. Maxwell, Vice President and Chief Financial Officer(1)	2015	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Tim G. Taylor, President (1)	2015	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—
	2013	—	—	—	—	—	—	—
Chukwuemeka A. Oyolu, Vice President and Controller(1)	2015	—	—	—	—	—	—	—
	2014
J.T. (Tom) Liberti, Vice President and Chief Operating Officer	2015	334,536	439,789	126,228	307,355	385,851	35,054	1,628,813
	2014	324,408	363,313	121,280	278,180	504,174	29,297	1,620,652
	2013	308,592	495,744	83,850	267,318	128,732	32,891	1,317,127
(1) Messrs. Garland, Maxwell, Taylor and Oyolu devote a small portion of their overall working time to our business. The compensation these NEOs receive from Phillips 66 in relation to their services for us does not represent a material amount of their total compensation.
(2) Includes any amounts that were voluntarily deferred under Phillips 66’s Key Employee Deferred Compensation Plan.
(3) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with U.S. generally accepted accounting principles (GAAP) and reflect awards granted under Phillips 66’s PSP and Phillips 66’s Restricted Stock Program. The amount shown is the target set for the PSP award, because it is the probable outcome at the setting of the target for the applicable performance period that the target will be achieved consistent with the accounting treatment under GAAP. If payout was made at maximum, and excluding any individual adjustments, the amount shown would double, although the value of the actual payout would depend on Phillips 66’s stock price at the time of the payout. If payout was made at minimum, the amount would be reduced to zero. The amounts shown for awards from PSP relate to the respective three-year performance periods beginning in each of the years presented and ending in 2015, 2016 and 2017. Actual payout for the performance period that ended in 2015 was approved by the Phillips 66 Compensation Committee at its February 2016 meeting. The fair market value on the date of payout was $661,980. On February 3, 2015, Mr. Liberti received a grant of 2,034 restricted stock units under the Phillips 66 Restricted Stock Program valued at $150,791, as part of the Phillips 66 long-term incentive program. The restrictions on this award lapse on the third anniversary of the grant date. Termination for any reason other than retirement or layoff at least six months after the grant date, death or disability results in forfeiture, if the award is not vested. A layoff between six months and one year from the grant date results in a prorated award.
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
(5) These are amounts paid under Phillips 66’s annual bonus program for 2013, 2014 and 2015, including bonus amounts that were voluntarily deferred under the Key Employee Deferred Compensation Plan. These amounts were paid in February 2014, February 2015 and February 2016, respectively.
(6) Reflects the actuarial increase in the present value of the benefits under Phillips 66’s pension plans determined using interest rate and mortality rate assumptions consistent with those used in its financial statements. Interest rate assumption changes have a significant impact on the pension values. There are no deferred compensation earnings reported in this column, as the nonqualified deferred compensation plans do not provide above-market or preferential earnings.
(7) Amounts shown represent company contributions under the Phillips 66 Matching Gift Program, Phillips 66’s tax-qualified savings plan and non-qualified deferred compensation plan.

Grants of Plan-Based Awards

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. The table includes both equity and non-equity awards only to Mr. Liberti because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date(1)	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target (#)	Maximum(#)

Mr. Liberti		—	163,923	409,807	—	—	—	—	—	—	—
	2/3/2015	—	—	—	—	—	—	2,034	—	—	150,791
	2/3/2015	—	—	—	—	4,356	8,712	—	—	—	288,999
	2/3/2015	—	—	—	—	—	—	—	6,700	74.135	126,228
(1) The grant date shown is the date on which the Compensation Committee approved the target awards.
(2) Threshold and maximum awards are based on the provisions in the VCIP. Actual awards earned can range from 0 to 200 percent of the target awards, with a further possible adjustment of +/- 50 percent of the target award for individual performance. The Compensation Committee retains the authority to make awards under the program and to use its judgment in adjusting awards, including making awards greater than the amounts shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66, approved by shareholders. Actual payouts under the annual bonus program for 2015 are calculated using base salary earned in 2015 and reflected in the “Non-Equity Incentive Compensation Plan” column of the “Summary Compensation Table”.
(3) Threshold and maximum awards are based on the provisions of the PSP. Actual awards earned can range from 0 to 200 percent of the target awards. Performance periods under the PSP cover a three-year period, and since a new three-year period commences each year, there could be three overlapping performance periods ongoing at any time. In 2015, Mr. Liberti received an award for the three-year performance period beginning in 2015 and ending in 2017. The Compensation Committee retains the authority to make awards under the PSP using its judgment, including making awards greater than the maximum payout shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.
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

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our NEOs have received any grants of, equity or equity-based awards in us and no such awards were outstanding as of December 31, 2015. We may make grants of equity and equity-based awards in us to our NEOs and other key employees under the ICP. See “Our Incentive Compensation Plan” for additional information.

Our NEOs have received and may continue to receive equity or equity-based awards in Phillips 66 under Phillips 66’s equity compensation programs. The following provides additional information about only Mr. Liberti’s outstanding equity awards in Phillips 66 as of December 31, 2015, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Grant Date (1)	Option Awards (2)				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable(3)(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (4)(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Mr. Liberti	2/9/2012	21,749	—	32.030	2/9/2022
	2/7/2013	3,333	1,667	62.170	2/7/2023
	2/6/2014	2,133	4,267	72.555	2/6/2024
	2/3/2015	—	6,700	74.135	2/3/2025
						49,566	4,054,499	15,482	1,266,428
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
(3) The options shown in this column vested and became exercisable in 2015 or prior years (although under certain termination circumstances, the options may still be forfeited).
(4) These amounts include unvested restricted stock and restricted stock units awarded under the PSP for performance periods ending prior to May 1, 2012. These amounts also include the unvested restricted stock unit awards under the PSP for the performance period which ended December 31, 2015, or prior. Restrictions on PSP awards for performance periods beginning prior to 2009 lapse upon separation from service. Restrictions on PSP awards for performance periods beginning in 2009 through 2012 lapse five years from the grant date unless an election was made prior to the beginning of the performance period to defer lapsing of the restrictions until separation from service. Awards are subject to forfeiture if, prior to lapsing, Mr. Liberti separates from service for a reason other than death, disability, layoff, retirement after reaching age 55 with five years of service, or after a change of control, although Phillips 66’s Compensation Committee has the authority to waive forfeiture. The awards have no voting rights, but do pay dividend equivalents in cash. PSP awards for performance periods beginning in 2013 or later will be paid out in cash at the end of the performance period. The value of the awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 31, 2015 ($81.80).
(5) Reflects potential awards from ongoing performance periods under the PSP for performance periods ending December 31, 2016, and December 31, 2017. These awards are shown at maximum levels; however, there is no assurance that awards will be granted at, below or above target after the end of the relevant performance periods, as the determination to make a grant and the amount of any grant is within the judgment of Phillips 66’s Compensation Committee. Until an actual grant is made, these unearned awards pay no dividend equivalents. The value of these unearned awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 31, 2015 ($81.80).

Option Exercises and Stock Vested

The following table summarizes the value received from stock option exercises and stock grants vested during 2015 for Mr. Liberti only because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)

Mr. Liberti	—	—	64	5,071

Pension Benefits

The following table lists the pension program participation and actuarial present value of only Mr. Liberti’s defined benefit pension as of December 31, 2015, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Plan Name	Number of Years Credited Service(1)(#)	Present Value of Accumulated Benefit(2)($)	Payments During Last Fiscal Year($)

Mr. Liberti	Phillips 66 Retirement Plan—Title 1	15	830,892	—
	Phillips 66 Key Employee Supplemental Retirement Plan	15	1,117,674	—
	Phillips 66 Supplemental Executive Retirement Plan	15	1,025,590	—
(1) Years of credited service include service recognized under the predecessor ConocoPhillips plans from which these plans were spun off effective May 1, 2012.
(2) Because Mr. Liberti is already retirement eligible, the amounts shown represent his actual benefit.

Nonqualified Deferred Compensation

The following table provides information on nonqualified deferred compensation of only Mr. Liberti’s defined benefit pension as of December 31, 2015, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year(2)($)	Aggregate Earnings in Last Fiscal Year(3)($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(4)($)

Mr. Liberti(1)	—	6,954	356	—	34,926
(1) Mr. Liberti participates in the Phillips 66 Defined Contribution Make-Up Plan (DCMP). As of December 31, 2015, participants in this plan had 96 investment options. 35 of the options were the same as those available in our 401(k) plan and the remaining options were other mutual funds approved by the plan administrator.
(2) These amounts represent Phillips 66’s contributions under the DCMP. These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table”.
(3) These amounts represent earnings on plan balances from January 1 to December 31, 2015. These amounts are not included in the “Summary Compensation Table”.
(4) The total reflects contributions by Mr. Liberti, contributions by us, and earnings on balances prior to 2015; plus contributions by Mr. Liberti, contributions by us, and earnings from January 1, 2015, through December 31, 2015 (shown in the appropriate columns of this table, with amounts that are included in the “Summary Compensation Table” shown in footnote 2 above).

Potential Payments upon Termination or Change-in-Control

Executive Benefits and Payments Upon Termination	Involuntary Not-for-Cause Termination (Not CIC)($)	For-Cause Termination($)	Involuntary or Good Reason for Termination (CIC)($)	Death($)	Disability($)

Base salary	514,044	—	685,392	—	—
Short-term incentive	251,882	(167,921)	545,498	—	—
2013-2015 (performance period)	—	(688,756)	—	—	—
2014-2016 (performance period)	—	(184,623)	—	—	—
2015-2017 (performance period)	—	(149,792)	—	—	—
Restricted stock/units from prior performance and inducement	—	(3,365,743)	—	—	—
Stock options/stock appreciation rights	—	(124,807)	—	—	—
Unvested and accelerated	—	—	—	—	—
Incremental pension	276,450	—	368,601	—	—
Post-employment health and welfare	31,934	—	42,579	—	—
Life insurance	—	—	—	342,696	—
	1,074,310	(4,681,642)	1,642,070	342,696	—

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

Each of our General Partner’s independent directors receives an annual compensation package, which consists of $70,000 in annual cash compensation and $50,000 in annual equity based compensation. In addition, the chairman of the Audit Committee and the chairman of the Conflicts Committee each receives an additional $10,000 in annual cash compensation. Our Board of Directors periodically benchmarks our independent director compensation with a group of peer partnerships. Based on this benchmarking, effective August 1, 2015, the annual cash retainer for the chairmen of the Audit Committee and Conflicts Committee was increased to $15,000 and each member of the Conflicts Committee other than the Chairman receives a cash retainer of $10,000. Effective January 1, 2016, the annual equity based compensation was increased to $80,000.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2015.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards(2)($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation(3)($)	Total($)

Gary K. Adams	82,559	50,013	—	—	—	176	132,748
Mark A. Haney	74,167	50,013	—	—	—	—	124,180
Joseph W. O’Toole	82,084	50,013	—	—	—	134	132,231
(1) Reflects 2015 base cash compensation of $70,000 payable to each non-employee director and reflects the increased committee retainers approved in August 2015. In 2015, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in committee assignments by board members through the year, if any. Amounts shown in the “Fees Earned or Paid in Cash” column include any amounts that were voluntarily deferred. No directors elected to defer their cash compensation in 2015.
(2) Amounts represent the grant date fair value of unit awards. In 2015, non-employee directors received a grant of phantom units valued at $50,000 on the date of grant based on the average of the high and low prices for Phillips 66 Partners LP units on the grant date. These grants are made in whole units with fractional units rounded up, resulting in units with a value of $50,013 being granted on January 15, 2015.
(3) Represents fees for ground transportation associated with Board meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2015.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	8,675	(2)	$—	2,491,325
Equity compensation plans not approved by security holders	—		—	—
Total	8,675		$—	2,491,325
(1) Includes awards issued under the ICP.
(2) Includes 8,675 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2015.

The following table sets forth information regarding persons who we know to be the beneficial owners of more than five percent of our issued and outstanding common units as of February 12, 2016.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Phillips 66 Project Development Inc.(1) 3010 Briarpark Drive Houston, TX 77042	58,349,042	69.3%
Tortoise Capital Advisors, L.L.C. (2) 11550 Ash Street Suite 300 Leawood, KS 66211	5,305,338	6.4%
(1) Phillips 66 is the parent company of Phillips 66 Company, which is the parent company of Phillips 66 Project Development Inc., the sole owner of the member interests of our General Partner. Phillips 66 Project Development Inc. is the owner of 58,349,042 common units. Phillips 66 and Phillips 66 Company may, therefore, be deemed to beneficially own the units held by Phillips 66 Project Development Inc.
(2) Based solely on an amendment to Schedule 13G filed with the SEC on February 9, 2016, by Tortoise Capital Advisors, L.L.C.

The following table sets forth the beneficial ownership of units of Phillips 66 Partners LP held by each director and NEO of Phillips 66 Partners GP LLC, our General Partner, and by all directors and executive officers of our General Partner as a group as of February 12, 2016.

Name of Beneficial Owner*	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
NEOs and Directors
Greg C. Garland	35,000	**
Kevin J. Mitchell	—	**
J.T. (Tom) Liberti	37,496	**
Tim G. Taylor	50,000	**
C.C. (Clayton) Reasor	20,000	**
Robert A. Herman	25,000	**
Chukwuemeka A. Oyolu	5,000	**
Joseph W. O’Toole	25,000	**
Mark A. Haney	20,000	**
Gary K. Adams	—	**
All Directors and Executive Officers as a Group (10 Persons)	217,496	**
*Unless otherwise indicated, the address for all beneficial owners in this table is 3010 Briarpark Drive, Houston, Texas 77042.
**The beneficial ownership does not exceed one percent of the common units outstanding.

The following table sets forth the number of shares of Phillips 66 common stock beneficially owned as of February 12, 2016, except as otherwise noted, by each director, director nominee and named executive officer of our General Partner and by all directors and executive officers of our General Partner as a group.

Name of Beneficial Owner	Total Common Stock Beneficially Owned	Restricted/Deferred Stock Units(1)	Options Exercisable Within 60 Days(2)	Percentage of Total Outstanding
NEOs and Directors
Greg C. Garland	72,577	677,564	472,993	**
Kevin J. Mitchell	1,370	55,862	3,300	**
J.T. (Tom) Liberti	6,698	43,213	32,978	**
Tim G. Taylor	36,183	172,262	136,159	**
C.C. (Clayton) Reasor	18,667	93,907	125,704	**
Robert A. Herman	8,186	87,582	157,865	**
Chukwuemeka A. Oyolu	4,259	29,343	4,100	**
Joseph W. O’Toole	—	—	—	—
Mark A. Haney	—	—	—	—
Gary K. Adams	—	—	—	—
All Directors and Executive Officers as a Group (10 Persons)	147,940	1,159,733	933,099	**
(1) Includes restricted or deferred stock units that may be voted or sold only upon passage of time.
(2) Includes beneficial ownership of shares of common stock that may be acquired within 60 days of February 12, 2016, through stock options awarded under compensation plans.
**The beneficial ownership does not exceed one percent of the common stock outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2015, our General Partner, Phillips 66 Partners GP LLC, and its affiliates owned 58,349,042 common units, representing a 69.3 percent limited partner interest in us. In addition, our General Partner owned 1,683,425 general partner units representing a 2 percent general partner interest in us.

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

Operational Stage
Distributions of available cash to our General Partner and its affiliates
We generally make cash distributions of 98 percent to the unitholders pro rata, including Phillips 66 Project Development Inc., as a holder of 58,349,042 common units, and 2 percent to our General Partner, assuming it makes any capital contributions necessary to maintain its 2 percent general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our General Partner will entitle our General Partner to increasing percentages of the distributions, up to 48 percent of the distributions above the highest target distribution level.

Assuming we generate sufficient distributable cash flow to support the payment of the full minimum quarterly distribution on all of our outstanding units for four quarters, our General Partner and its affiliates would receive an annual distribution of approximately $1.4 million on the 2 percent general partner interest and $49.6 million on their common units.

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

Transactions and Commercial and Other Agreements with Phillips 66 and Related Parties
See “2015 Developments” in Items 1 and 2. Business and Properties, for a description of our transactions and related agreements with Phillips 66 in 2015. See the “Commercial Agreements,” “Amended Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 20—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

Procedures for Review, Approval and Ratification of Related Person Transactions
The Board of Directors of our General Partner adopted a related person transactions policy that provides that the Board of Directors of our General Partner or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under the SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the Board of Directors of our General Partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the code of business conduct and ethics provides that our management will make all reasonable efforts to cancel or annul the transaction.

The related person transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the Board of Directors of our General Partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (1) whether there is an appropriate business justification for the transaction; (2) the benefits that accrue to us as a result of the transaction; (3) the terms available to unrelated third parties entering into similar transactions; (4) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (5) the availability of other sources for comparable products or services; (6) whether it is a single transaction or a series of ongoing, related transactions; and (7) whether entering into the transaction would be consistent with the code of business conduct and ethics.

Director Independence
See Item 10. Directors, Executive Officers and Corporate Governance, for information on director independence required by Item 407(a) of Regulation S-K.

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the years ended December 31, 2015 and 2014, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

	Millions of Dollars
	2015	2014
Fees
Audit fees (1)	$1.3	1.5
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.3	1.5
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
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 65, are filed as part of this Annual Report.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in another schedule, the financial statements or the notes to consolidated financial statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 119 to 124, are filed as part of this Annual Report.

(c)
Pursuant to Rule 3-09 of Regulation S-X, the financial statements of DCP Sand Hills Pipeline, LLC as of December 31, 2015, and for the period from March 2, 2015, through December 31, 2015, are included as an exhibit to this Annual Report on Form 10-K.

PHILLIPS 66 PARTNERS LP

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	First Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of July 26, 2013 between Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	3.1	7/26/2013	001-36011

4.1	Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66 Partners LP.	8-K	4.1	2/23/2015	001-36011

4.2	First Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2020 Notes.	8-K	4.2	2/23/2015	001-36011

4.3	Second Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2025 Notes.	8-K	4.3	2/23/2015	001-36011

4.4	Third Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2045 Notes.	8-K	4.4	2/23/2015	001-36011

4.5	Form of the 2020 Notes (included in Exhibit 4.2 as Exhibit A to the Appendix thereto).	8-K	4.5	2/23/2015	001-36011

4.6	Form of the 2025 Notes (included in Exhibit 4.3 as Exhibit A to the Appendix thereto).	8-K	4.6	2/23/2015	001-36011

4.7	Form of the 2045 Notes (included in Exhibit 4.4 as Exhibit A to the Appendix thereto).	8-K	4.7	2/23/2015	001-36011

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
		S-1/A	10.1	6/27/2013	333-187582

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.2	First Amendment to the Credit Agreement, dated November 21, 2014.	8-K	10.1	11/21/2014	001-36011

10.3	Contribution, Conveyance and Assumption Agreement dated as of July 26, 2013, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Partners Holdings LLC, 66 Pipeline LLC, Phillips 66 Company, Phillips Texas Pipeline Company, Ltd., Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.1	7/30/2013	001-36011

10.4	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2014, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	2.1	2/13/2014	001-36011

10.5	Contribution, Conveyance and Assumption Agreement, dated as of October 22, 2014, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Pipeline LLC.	8-K	2.1	10/27/2014	001-36011

10.6	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2015, by and among Phillips 66 Company, Phillips 66 Partners GP LLC, Phillips 66 Pipeline LLC and Phillips 66 Partners LP.	8-K	2.1	2/17/2015	001-36011

10.7*
Contribution, Conveyance and Assumption Agreement dated as of October 29, 2015, by and among Phillips 66 Partners LP, Phillips 66 Gulf Coast Pipeline LLC, Phillips 66 Project Development Inc., Phillips 66 Company, and Phillips 66 Partners GP LLC.

10.8	Formation and Contribution Agreement with Paradigm Energy Partners, LLC, dated as of November 21, 2014.	10-K	10.6	2/13/15	001-36011

10.9	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.10	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

10.11	Second Amendment to the Omnibus Agreement, dated as of December 1, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	12/2/2014	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.12	Third Amendment to the Omnibus Agreement, dated as of March 2, 2015, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/2/2015	001-36011

10.13	Operational Services Agreement dated as of July 26, 2013, by and among Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.3	7/30/2013	001-36011

10.14	First Amendment to the Operational Services Agreement, dated as of February 28, 2014, by and between Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline.	8-K	10.2	3/3/2014	001-36011

10.15	Second Amendment to the Operational Services Agreement, dated as of December 1, 2014, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	12/2/2014	001-36011

10.16	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.17	Transportation Services Agreement (Clifton Ridge) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.4	7/30/2013	001-36011

10.18	Transportation Services Agreement (Sweeny to Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.5	7/30/2013	001-36011

10.19	Transportation Services Agreement (Gold Line), dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.7	3/3/2014	001-36011

10.20	Amended and Restated Throughput and Deficiency Agreement (Hartford Connector) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.6	7/30/2013	001-36011

10.21	First Amendment to Amended and Restated Throughput and Deficiency Agreement (Hartford Connector) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	10-Q	10.1	10/31/2013	001-36011

10.22	Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC by and among DCP Midstream, LP, Spectra Energy Sand Hills Holding, LLC and Phillips 66 Sand Hills LLC dated as of September 3, 2013.	10-Q	10.3	5/1/2015	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.23	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC.	10-Q	10.4	5/1/2015	001-36011

10.24	Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC by and among DCP LP Holdings, LLC, Spectra Energy Southern Hills Holding, LLC and Phillips 66 Southern Hills LLC dated as of September 3, 2013.	10-Q	10.5	5/1/2015	001-36011

10.25	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC.	10-Q	10.6	5/1/2015	001-36011

10.26†	Terminal Services Agreement (Clifton Ridge) dated as of July 26, 2013, between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.7	7/30/2013	001-36011

10.27†	Terminal Services Agreement (Hartford and Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.8	7/30/2013	001-36011

10.28	First Amendment, dated September 18, 2015, to Terminal Services Agreement (Hartford and Pasadena) dated as of July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	10-Q	10.1	10/30/2015	001-36011

10.29†	Supplement dated December 19, 2013, to Terminal Services Agreement (Hartford and Pasadena) dated July 26, 2013, between Phillips 66 Carrier LLC and Phillips 66 Company.	10-K	10.12	2/21/2014	001-36011

10.30†	Terminal Services Agreement (Gold Line), dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.6	3/3/2014	001-36011

10.31†	Terminal Services Agreement (Bayway Rail Rack), dated December 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.3	12/2/2014	001-36011

10.32†	Terminal Services Agreement (Ferndale Rail Rack), dated December 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.4	12/2/2014	001-36011

10.33	Gold Line Origination Services Agreement, dated as of March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Pipeline LLC.	8-K	10.3	3/3/2014	001-36011

10.34†	Storage Services Agreement (Gold Line), dated March 1, 2014, by and between Phillips 66 Carrier LLC and Phillips 66 Company.	8-K	10.4	3/3/2014	001-36011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.35†	Storage Services Agreement (Medford Spheres), dated March 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.5	3/3/2014	001-36011

10.36	Lease Agreement (Bayway Rail Rack), dated as of December 1, 2014, by and between Phillips 66 Partners Holdings LLC and Phillips 66 Company.	8-K	10.5	12/2/2014	001-36011

10.37*††	Amended and Restated Limited Liability Company Agreement of Bayou Bridge Pipeline, LLC, dated July 9, 2015.

10.38*	Addendum Agreement dated December 1, 2015, by and between Phillips 66 Partners Holdings LLC and Bayou Bridge Pipeline, LLC.

10.39**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.40**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

10.41**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of Phillips 66 Partners LP.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Deloitte & Touche LLP, independent auditors of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

99*	The financial statements of DCP Sand Hills Pipeline, LLC, pursuant to Rule 3-09 of Regulation S-X.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.
** Compensatory plan or arrangement.
    † Confidential treatment has been granted for certain portions of this Exhibit pursuant to a confidential treatment order granted by the Securities and Exchange Commission.  Such portions have been omitted and filed separately with the Securities and Exchange Commission.

    †† Confidential treatment has been requested for certain portions of this Exhibit pursuant to a confidential treatment request filed with the Securities and Exchange Commission on February 12, 2016. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

February 12, 2016	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 12, 2016, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Greg C. Garland	Chairman of the Board of Directors
Greg C. Garland	and Chief Executive Officer
(Principal executive officer)
Phillips 66 Partners GP LLC

/s/ Kevin J. Mitchell	Director, Vice President
Kevin J. Mitchell	and Chief Financial Officer
(Principal financial officer)
Phillips 66 Partners GP LLC

/s/ Chukwuemeka A. Oyolu	Vice President and Controller
Chukwuemeka A. Oyolu	(Principal accounting officer)
Phillips 66 Partners GP LLC

/s/ Gary K. Adams	Director
Gary K. Adams	Phillips 66 Partners GP LLC

/s/ Mark A. Haney	Director
Mark A. Haney	Phillips 66 Partners GP LLC

/s/ Robert A. Herman	Director
Robert A. Herman	Phillips 66 Partners GP LLC

/s/ Joseph W. O’Toole	Director
Joseph W. O’Toole	Phillips 66 Partners GP LLC

/s/ C.C. (Clayton) Reasor	Director
C.C. (Clayton) Reasor	Phillips 66 Partners GP LLC

/s/ Tim G. Taylor	Director
Tim G. Taylor	Phillips 66 Partners GP LLC