Form 10-Q
period 2016-03-31
PHILLIPS 66 PARTNERS LP
filed 2016-04-29
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*
Revenues and Other Income
Operating revenues—related parties	$94.2	62.8
Operating revenues—third parties	2.0	1.1
Equity in earnings of affiliates	24.8	6.1
Other income	0.2	0.1
Total revenues and other income	121.2	70.1

Costs and Expenses
Operating and maintenance expenses	22.8	16.0
Depreciation	13.8	5.1
General and administrative expenses	8.9	8.2
Taxes other than income taxes	5.4	1.9
Interest and debt expense	9.9	5.9
Total costs and expenses	60.8	37.1
Income before income taxes	60.4	33.0
Provision for income taxes	0.2	0.2
Net Income	60.2	32.8
Less: Net income attributable to noncontrolling interests	3.0	—
Less: Net income (loss) attributable to Predecessors	4.9	(2.6)
Net income attributable to the Partnership	52.3	35.4
Less: General partner’s interest in net income attributable to the Partnership	15.8	6.4
Limited partners’ interest in net income attributable to the Partnership	$36.5	29.0

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.44	0.39
Subordinated units—Phillips 66	—	0.35

Cash Distributions Paid Per Limited Partner Unit (dollars)	$0.4580	0.3400

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	24,139	21,047
Common units—Phillips 66	58,490	21,468
Subordinated units—Phillips 66	—	35,217
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*

Net Income	$60.2	32.8
Defined benefit plans
Plan sponsored by equity affiliates, net of tax	0.7	—
Other Comprehensive Income	0.7	—
Comprehensive Income	60.9	32.8
Less: Comprehensive income attributable to noncontrolling interests	3.0	—
Comprehensive Income Attributable to the Partnership	$57.9	32.8
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	March 31 2016	December 31 2015*
Assets
Cash and cash equivalents	$20.1	50.3
Accounts receivable—related parties	36.4	21.4
Accounts receivable—third parties	1.6	3.3
Materials and supplies	5.2	4.5
Other current assets	1.6	4.2
Total Current Assets	64.9	83.7
Equity investments	967.1	944.9
Net properties, plants and equipment	1,641.5	1,625.2
Goodwill	2.5	2.5
Deferred rentals—related parties	5.4	5.6
Deferred tax assets	—	0.1
Other assets	0.7	0.7
Total Assets	$2,682.1	2,662.7

Liabilities
Accounts payable—related parties	$5.6	3.9
Accounts payable—third parties	15.6	66.9
Payroll and benefits payable	—	0.7
Accrued property and other taxes	9.5	7.5
Accrued interest	5.7	16.9
Current portion of accrued environmental costs	0.8	0.8
Deferred revenues—related parties	5.8	4.6
Other current liabilities	0.2	0.1
Total Current Liabilities	43.2	101.4
Note payable—related party	212.0	241.0
Long-term debt	1,090.9	1,090.7
Asset retirement obligations	3.4	3.4
Accrued environmental costs	0.8	0.8
Deferred income taxes	0.6	0.3
Deferred revenues—related parties—long-term	17.1	10.9
Total Liabilities	1,368.0	1,448.5

Equity
Net investment—Predecessors	—	824.1
Common unitholders—public (2016—24,138,750 units issued and outstanding; 2015—24,138,750 units issued and outstanding)	808.5	808.9
Common unitholder—Phillips 66 (2016—58,761,865 units issued and outstanding; 2015—58,349,042 units issued and outstanding)	301.5	233.0
General partner—Phillips 66 (2016—1,691,850 units issued and outstanding; 2015—1,683,425 units issued and outstanding)	(646.8)	(650.3)
Noncontrolling interests	851.7	—
Accumulated other comprehensive loss	(0.8)	(1.5)
Total Equity	1,314.1	1,214.2
Total Liabilities and Equity	$2,682.1	2,662.7
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*
Cash Flows From Operating Activities
Net income	$60.2	32.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	13.8	5.1
Deferred taxes	0.1	0.1
Deferred rentals—related parties	0.1	0.1
Undistributed equity earnings	0.6	(5.8)
Deferred revenues—related parties—long-term	6.1	—
Other	0.3	0.6
Working capital adjustments
Decrease (increase) in accounts receivable	(11.9)	(4.5)
Decrease (increase) in materials and supplies	(0.8)	(0.1)
Decrease (increase) in other current assets	0.7	1.0
Increase (decrease) in accounts payable	5.9	(2.9)
Increase (decrease) in accrued interest	(11.2)	2.3
Increase (decrease) in deferred revenues	1.2	1.1
Increase (decrease) in environmental accruals	0.1	—
Increase (decrease) in other accruals	1.5	(0.1)
Net Cash Provided by Operating Activities	66.7	29.7

Cash Flows From Investing Activities
Sand Hills/Southern Hills/Explorer equity investment acquisition	—	(734.3)
Cash capital expenditures and investments	(77.0)	(161.7)
Return of investment from equity affiliates	3.5	0.7
Net Cash Used in Investing Activities	(73.5)	(895.3)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	56.9	98.2
Issuance of debt	56.9	1,198.2
Repayment of debt	(85.9)	(498.6)
Issuance of common units	—	396.4
Offering costs	—	(12.1)
Debt issuance costs	—	(8.9)
Distributions to General Partner associated with acquisitions	—	(145.7)
Quarterly distributions to common unitholders—public	(11.1)	(6.4)
Quarterly distributions to common unitholder—Phillips 66	(26.7)	(7.1)
Quarterly distributions to subordinated unitholder—Phillips 66	—	(12.0)
Quarterly distributions to General Partner—Phillips 66	(13.6)	(3.6)
Other cash contributions from (to) Phillips 66	0.1	(0.1)
Net Cash Provided by (Used in) Financing Activities	(23.4)	998.3

Net Change in Cash and Cash Equivalents	(30.2)	132.7
Cash and cash equivalents at beginning of period	50.3	15.9
Cash and Cash Equivalents at End of Period	$20.1	148.6
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Non-controlling Interests	Net Investment— Predecessors	Total

December 31, 2014	$415.3	57.1	116.8	(517.0)	—	—	340.6	412.8
Net loss attributable to Predecessor	—	—	—	—	—	—	(2.6)	(2.6)
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	—	98.2	98.2
Issuance of common units	383.9	—	—	—	—	—	—	383.9
Deemed net distributions to General Partner associated with acquisitions	—	—	—	(144.9)	—	—	—	(144.9)
Net income attributable to the Partnership	8.6	8.0	12.4	6.4	—	—	—	35.4
Accumulated other comprehensive loss	—	—	—	—	(1.5)	—	—	(1.5)
Quarterly cash distributions to unitholders and General Partner	(6.4)	(7.1)	(12.0)	(3.6)	—	—	—	(29.1)
Other contributions from Phillips 66	—	—	—	2.6	—	—	—	2.6
March 31, 2015*	$801.4	58.0	117.2	(656.5)	(1.5)	—	436.2	754.8

December 31, 2015	$808.9	233.0	—	(650.3)	(1.5)	—	824.1	1,214.2
Net income attributable to Predecessors	—	—	—	—	—	—	4.9	4.9
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	—	90.4	90.4
Allocation of net investment to unitholders and noncontrolling interests	—	69.4	—	1.3	—	848.7	(919.4)	—
Net income attributable to the Partnership	10.7	25.8	—	15.8	—	—	—	52.3
Net income attributable to noncontrolling interests	—	—	—	—	—	3.0	—	3.0
Other comprehensive income	—	—	—	—	0.7	—	—	0.7
Quarterly cash distributions to unitholders and General Partner	(11.1)	(26.7)	—	(13.6)	—	—	—	(51.4)
March 31, 2016	$808.5	301.5	—	(646.8)	(0.8)	851.7	—	1,314.1
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued associated with a public equity offering	5,250,000	—	—	—	5,250,000
Units issued associated with Sand Hills/Southern Hills/Explorer equity investment acquisition	—	1,587,376	—	139,538	1,726,914
March 31, 2015	24,138,750	22,525,874	35,217,112	1,671,056	83,552,792

December 31, 2015	24,138,750	58,349,042	—	1,683,425	84,171,217
Units issued associated with Sweeny Fractionator Acquisition	—	412,823	—	8,425	421,248
March 31, 2016	24,138,750	58,761,865	—	1,691,850	84,592,465
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Effective March 1, 2016 (the Effective Date), we acquired from Phillips 66 a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) for total consideration valued at $236 million (the Sweeny Fractionator Acquisition). Sweeny Frac LLC owns an NGL fractionator and an associated NGL salt dome storage facility, which are collectively referred to as the Acquired Assets. See Note 4—Sweeny Fractionator Acquisition for more information.

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, including an NGL fractionation facility. We conduct our operations through both wholly owned and joint venture operations. The majority of our assets are connected to, and integral to the operation of, seven of Phillips 66’s owned or operated refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and for terminaling and storing crude oil, refined petroleum products and NGL at our terminals, rail racks and storage facilities. In addition, we also generate revenue from the fractionation of NGL. Our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

Basis of Presentation
We acquired assets from Phillips 66 that were considered transfers of businesses between entities under common control. This required the transactions to be accounted for as if the transfers had occurred at the beginning of the transfer period, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of these acquired businesses prior to the effective date of each acquisition. We refer to these pre-acquisition operations as those of our “Predecessors.”

The combined financial statements of our Predecessors (inclusive of noncontrolling interests) were derived from the accounting records of Phillips 66 and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66 and historically not allocated to the Predecessors’ operations, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of properties, plants and equipment (PP&E) and equity investments, or number of terminals and pipeline miles, and secondarily on activity-based cost allocations. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 were reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2015 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2016, are not necessarily indicative of the results to be expected for the full year.

Note 3—Changes in Accounting Principles

Effective January 1, 2016, we early adopted the Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2015-17, “Income Taxes (Topic 740): Balance Sheet Classification of Deferred Taxes.” The new update simplified the presentation of deferred income taxes and required deferred tax liabilities and assets be classified as noncurrent in a classified statement of financial position. The classification was made at the taxpaying component level of an entity, after reflecting any offset of deferred tax liabilities, deferred tax assets and any related valuation allowances. We applied the amendments prospectively to all deferred tax liabilities and assets.

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities (VIE) Guidance in Topic 810, Consolidation.” The new standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the VIE guidance in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. We adopted this standard and updated our disclosures about the risks and uncertainties related to our joint venture entities that have not commenced their principal operations.

Note 4— Sweeny Fractionator Acquisition

On February 17, 2016, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire a 25 percent controlling interest in Sweeny Frac LLC for a total consideration of $236 million, consisting of the assumption of a $212 million note payable to a subsidiary of Phillips 66 and the issuance of 412,823 newly issued common units to Phillips 66 Project Development Inc. and 8,425 general partner units to Phillips 66 Partners GP LLC (General Partner) to maintain its 2.0 percent general partner interest. The Sweeny Fractionator Acquisition closed on March 1, 2016, with total transaction costs of $0.9 million expensed as incurred.  In connection with the Sweeny Fractionator Acquisition, we entered into various commercial agreements with Phillips 66 and amended the omnibus agreement and the operational services agreement with Phillips 66.

Sweeny Frac LLC is engaged in the business of fractionating and storing NGL through an NGL fractionator and storage caverns:

•
Sweeny NGL Fractionator. A newly constructed NGL fractionator located within Phillips 66's Sweeny refinery complex in Old Ocean, Texas. The Sweeny NGL Fractionator has a processing capacity of 100,000 barrels per day. The NGL fractionator uses distillation to process a raw (Y-grade) NGL stream into its individual purity components, such as propane and butane.

•
Clemens Caverns. A newly constructed underground salt dome NGL storage facility located near Brazoria, Texas. The Clemens Caverns facilitate handling of Y-grade NGL for input into the Sweeny NGL Fractionator, as well as storage of purity NGL products produced by the fractionator.

Construction activities on the Sweeny NGL Fractionator and Clemens Caverns began in 2013. Commercial operations at the Sweeny NGL Fractionator commenced in December 2015, and commercial operations at the Clemens Caverns commenced in September 2015.

Operating revenues are generated by charging fees based on contracted throughput volumes in the Sweeny NGL Fractionator and storage of NGL at the Clemens Caverns. We do not own any of the NGL handled and do not engage in the trading of NGL.

After the acquisition, Phillips 66 owns:

•	58,761,865 common units representing an aggregate 69.5 percent limited partner interest.

•	1,691,850 general partner units, representing a 2 percent general partner interest.

•	All of the incentive distribution rights (IDRs).

Because the Sweeny Fractionator Acquisition was considered a transfer of businesses between entities under common control, the Acquired Assets were transferred at historical carrying value. The net book value of our 25 percent interest acquired was $283 million at March 1, 2016. Our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the Acquired Assets as if we owned the Acquired Assets for all periods presented.

We consolidate Sweeny Frac LLC as we determined that it is a variable interest entity (VIE) and we are the primary beneficiary. As the general partner of the partnership that owns Sweeny Frac LLC, we have the ability to control its financial interests, as well as the ability to direct the activities of Sweeny Frac LLC that most significantly impact its economic performance. The most significant assets of Sweeny Frac LLC that are available to settle only its obligations are its net PP&E of $1,151.4 million at March 31, 2016.

The following tables present our results of operations and financial position giving effect to the Sweeny Fractionator Acquisition. The combined results of the Acquired Assets prior to the Effective Date are included in “Acquired Assets Predecessor.” The consolidated results of the Acquired Assets after the Effective Date are included in “Phillips 66 Partners LP.” “Net income (loss) attributable to Predecessors” includes earnings of $3.7 million and a loss of $2.0 million attributable to noncontrolling interests in the first quarter of 2016 and 2015, respectively. “Net investment—Predecessors” at December 31, 2015, includes $800.2 million attributable to noncontrolling interests.

	Three Months Ended March 31, 2016
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues
Operating revenues—related parties	$76.5	17.7	94.2
Operating revenues—third parties	2.0	—	2.0
Equity in earnings of affiliates	24.8	—	24.8
Other income	—	0.2	0.2
Total revenues and other income	103.3	17.9	121.2

Costs and Expenses
Operating and maintenance expenses	17.6	5.2	22.8
Depreciation	8.4	5.4	13.8
General and administrative expenses	8.1	0.8	8.9
Taxes other than income taxes	3.8	1.6	5.4
Interest and debt expense	9.9	—	9.9
Total costs and expenses	47.8	13.0	60.8
Income before income taxes	55.5	4.9	60.4
Provision for income taxes	0.2	—	0.2
Net Income	55.3	4.9	60.2
Less: Net income attributable to noncontrolling interests	3.0	—	3.0
Less: Net income attributable to Predecessors	—	4.9	4.9
Net Income Attributable to the Partnership	$52.3	—	52.3

	Three Months Ended March 31, 2015
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP (As Previously Reported)	Acquired Assets Predecessor	Phillips 66 Partners LP (As Currently Reported)
Revenues
Operating revenues—related parties	$62.8	—	62.8
Operating revenues—third parties	1.1	—	1.1
Equity in earnings of affiliates	6.1	—	6.1
Other income	0.1	—	0.1
Total revenues and other income	70.1	—	70.1

Costs and Expenses
Operating and maintenance expenses	14.8	1.2	16.0
Depreciation	5.1	—	5.1
General and administrative expenses	7.4	0.8	8.2
Taxes other than income taxes	1.3	0.6	1.9
Interest and debt expense	5.9	—	5.9
Total costs and expenses	34.5	2.6	37.1
Income before income taxes	35.6	(2.6)	33.0
Provision for income taxes	0.2	—	0.2
Net Income (Loss)	35.4	(2.6)	32.8
Less: Net loss attributable to Predecessors	—	(2.6)	(2.6)
Net Income Attributable to the Partnership	$35.4	—	35.4

	Millions of Dollars
	December 31, 2015
Consolidated Balance Sheet	Phillips 66 Partners LP (As Previously Reported)	Acquired Assets Predecessor	Consolidated Results (As Currently Reported)
Assets
Cash and cash equivalents	$48.0	2.3	50.3
Accounts receivable—related parties	21.4	—	21.4
Accounts receivable—third parties	3.3	—	3.3
Materials and supplies	2.5	2.0	4.5
Other current assets	2.2	2.0	4.2
Total Current Assets	77.4	6.3	83.7
Equity investments	944.9	—	944.9
Net properties, plants and equipment	492.4	1,132.8	1,625.2
Goodwill	2.5	—	2.5
Deferred rentals—related parties	5.6	—	5.6
Deferred tax assets	—	0.1	0.1
Other assets	0.7	—	0.7
Total Assets	$1,523.5	1,139.2	2,662.7

Liabilities
Accounts payable—related parties	$3.9	—	3.9
Accounts payable—third parties	8.3	58.6	66.9
Payroll and benefits payable	—	0.7	0.7
Accrued property and other taxes	5.1	2.4	7.5
Accrued interest	15.1	1.8	16.9
Current portion of accrued environmental costs	0.8	—	0.8
Deferred revenues—related parties	4.4	0.2	4.6
Other current liabilities	0.1	—	0.1
Total Current Liabilities	37.7	63.7	101.4
Note payable—related party	—	241.0	241.0
Long-term debt	1,090.7	—	1,090.7
Asset retirement obligations	3.4	—	3.4
Accrued environmental costs	0.8	—	0.8
Deferred income taxes	0.3	—	0.3
Deferred revenues—related parties—long-term	0.5	10.4	10.9
Total Liabilities	1,133.4	315.1	1,448.5

Equity
Net investment—Predecessors	—	824.1	824.1
Common unitholders—public	808.9	—	808.9
Common unitholder—Phillips 66	233.0	—	233.0
General partner—Phillips 66	(650.3)	—	(650.3)
Accumulated other comprehensive loss	(1.5)	—	(1.5)
Total Equity	390.1	824.1	1,214.2
Total Liabilities and Equity	$1,523.5	1,139.2	2,662.7

Note 5—Equity Investments

Bakken Joint Ventures
In January 2015, we closed on agreements with Paradigm Energy Partners, LLC (Paradigm) to form two joint ventures to develop midstream logistics infrastructure in North Dakota. At closing, we contributed our Palermo Rail Terminal project for a 70 percent ownership interest in Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal), and $4.9 million in cash for a 50 percent ownership interest in Paradigm Pipeline, LLC (Paradigm Pipeline). We account for both joint ventures under the equity method of accounting due to governance provisions that require supermajority voting on all decisions that significantly impact the governance, management and economic performance of the joint ventures.

As of March 31, 2016, the planned principal operations of Paradigm Pipeline have not commenced.  Until the planned principal operations have commenced, Paradigm Pipeline does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represents a VIE in which we are not the primary beneficiary. Our maximum exposure to loss represented the carrying value of our investment of $53 million.

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a CCAA with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) and 19.46 percent equity interest in Explorer Pipeline Company (Explorer). The transaction closed in March 2015. Total consideration for the transaction was $1.01 billion consisting of $880 million in cash, funded by a portion of the proceeds from a public offering of unsecured senior notes and a public offering of common units; in addition, the Partnership issued 1,587,376 common units to Phillips 66 and 139,538 general partner units to our General Partner to maintain its 2 percent interest. Total transaction costs of $0.9 million were expensed as incurred in general and administrative expenses.

Bayou Bridge
In October 2015, we entered into a CCAA with Phillips 66 to acquire its 40 percent interest in Bayou Bridge Pipeline, LLC (Bayou Bridge Pipeline), a joint venture in which Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P. (Sunoco Logistics) each hold a 30 percent interest, with Sunoco Logistics serving as the operator. Bayou Bridge Pipeline is developing a pipeline which will deliver crude oil from the Phillips 66 and Sunoco Logistics terminals in Nederland, Texas, to Lake Charles, Louisiana, and onward to St. James, Louisiana.

Total consideration for the transaction, which closed in December 2015, was approximately $69.6 million, consisting of the assumption of a $34.8 million note payable to Phillips 66 that was immediately paid in full; the issuance of 606,056 common units to Phillips 66; and the issuance of 12,369 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest.

As of March 31, 2016, the planned principal operations of Bayou Bridge Pipeline had not commenced. Until the planned principal operations have commenced, Bayou Bridge Pipeline does not have sufficient equity at risk to fully fund the construction of all assets required for principal operation, and thus represents a VIE in which we are not the primary beneficiary. Our maximum exposure to loss represented the carrying value of our investment of $92 million. In April  2016, commercial operations commenced on the first segment of the pipeline from Nederland, Texas, to Lake Charles, Louisiana; we will reassess Bayou Bridge Pipeline’s VIE status in the second quarter.

The acquisitions of interests in the Sand Hills, Southern Hills, Explorer and Bayou Bridge Pipeline joint ventures represented transfers of investments between entities under common control. Accordingly, these equity investments were transferred at historical carrying value, but are included in the financial statements prospectively from the effective date of each acquisition.

The following table summarizes our equity investments:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		March 31 2016	December 31 2015

Sand Hills	33.34%	$433.2	430.5
Southern Hills	33.34	212.3	212.9
Explorer	19.46	101.1	102.4
Phillips 66 Partners Terminal	70.00	75.5	77.0
Paradigm Pipeline	50.00	53.0	52.5
Bayou Bridge Pipeline	40.00	92.0	69.6
Total equity investments		$967.1	944.9

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Sand Hills	$14.9	4.3
Southern Hills	6.7	1.5
Explorer	3.5	0.3
Phillips 66 Partners Terminal	(0.1)	—
Paradigm Pipeline	(0.1)	—
Bayou Bridge Pipeline	(0.1)	—
Total equity in earnings of affiliates	$24.8	6.1

Summarized 100 percent financial information for Sand Hills follows. Although the acquisition of Sand Hills closed on March 2, 2015, the entire three-month period ended March 31, 2015, is presented in the table below for enhanced comparability.

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Revenues	$60.3	51.0
Income before income taxes	42.5	32.8
Net income	42.3	32.4

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	March 31 2016	December 31 2015

Land	$14.1	6.0
Buildings and improvements	57.6	30.0
Pipelines and related assets†	230.3	229.5
Terminals and related assets†	347.8	345.9
Rail racks and related assets†	136.3	136.3
Fractionator and related assets*†	614.7	626.2
Caverns and related assets*†	345.2	285.3
Construction-in-progress*	180.9	237.7
Gross PP&E	1,926.9	1,896.9
Less: Accumulated depreciation*	(285.4)	(271.7)
Net PP&E	$1,641.5	1,625.2
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
†Assets for which we are the lessor. See Note 14—Leases.

Note 7—Debt

Long-term debt at March 31, 2016, and December 31, 2015, was:

	Millions of Dollars
	March 31 2016	December 31 2015

2.646% Senior Notes due 2020	$300.0	300.0
3.605% Senior Notes due 2025	500.0	500.0
4.680% Senior Notes due 2045	300.0	300.0
Note payable to Phillips 66 due 2020 at 3.0%*	212.0	241.0
Debt at face value	1,312.0	1,341.0
Unamortized discounts and debt issuance costs	(9.1)	(9.3)
Total debt	$1,302.9	1,331.7
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

As of March 31, 2016, the aggregate fair value of the fixed-rate debt in the preceding table was $1,215.8 million. The fair value was estimated using quoted market prices of comparable instruments (Level 2 inputs). At March 31, 2016, and December 31, 2015, no floating-rate debt was outstanding.

Notes Payable
On March 1, 2016, the Partnership entered into an Assignment and Assumption of Note with subsidiaries of Phillips 66, pursuant to which the Partnership assumed the obligations under the Note. The Note matures on October 1, 2020, and bears interest at the rate of 3.0 percent per annum. Interest on the Note is payable quarterly, and all principal and any accrued and unpaid interest on the Note is due and payable at maturity. The Note may be paid in whole or in part prior to that date with no penalty, and contains customary default provisions for failure to pay principal or interest.

Note 8—Equity

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

Note 9—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. The classes of participating securities as of March 31, 2016, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding for the periods presented.

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

When our financial statements are retrospectively adjusted after a dropdown transaction, the earnings of the acquired business or asset, prior to the closing of the transaction, are allocated entirely to our General Partner and presented as net income (loss) attributable to Predecessors. The earnings per unit of our limited partners prior to the close of the transaction do not change as a result of the dropdown. After the closing of a dropdown transaction, the earnings of the acquired business are allocated in accordance with our partnership agreement as previously described.

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Net income attributable to the Partnership	$52.3	35.4
Less: General partner’s distribution declared (including IDRs)*	15.6	6.4
Limited partners’ distribution declared on common units*	39.9	17.3
Limited partner’s distribution declared on subordinated units*	—	13.0
Distributions in excess of net income attributable to the Partnership	$(3.2)	(1.3)
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended March 31, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$15.6	39.9	—	55.5
Distribution in excess of net income attributable to the Partnership	0.2	(3.4)	—	(3.2)
Net income attributable to the Partnership	$15.8	36.5	—	52.3

Weighted average units outstanding:
Basic	1,686,295	82,628,424	—	84,314,719
Diluted	1,686,295	82,628,424	—	84,314,719

Net income per limited partner unit (dollars):
Basic		$0.44	—
Diluted		0.44	—

Three Months Ended March 31, 2015
Net income attributable to the Partnership (millions):
Distribution declared	$6.4	17.3	13.0	36.7
Distribution in excess of net income attributable to the Partnership	—	(0.7)	(0.6)	(1.3)
Net income attributable to the Partnership	$6.4	16.6	12.4	35.4

Weighted average units outstanding:
Basic	1,578,031	42,514,707	35,217,112	79,309,850
Diluted	1,578,031	42,514,707	35,217,112	79,309,850

Net income per limited partner unit (dollars):
Basic		$0.39	0.35
Diluted		0.39	0.35

On April 20, 2016, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.481 per common unit which, when combined with distributions to our General Partner, will result in total distributions of $55.5 million attributable to the first quarter of 2016. This distribution is payable May 12, 2016, to unitholders of record as of May 3, 2016.

Note 10—Contingencies

From time to time, lawsuits involving a variety of claims that arise in the ordinary course of business are filed against us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

At March 31, 2016, we had $1.6 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2016, and December 31, 2015, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 11—Cash Flow Information

Sweeny Fractionator Acquisition
The Sweeny Fractionator Acquisition was a noncash transaction. The historical book value of the net assets of our 25 percent interest acquired was $283 million. Of this amount, $212 million was attributed to the note payable assumed (a noncash investing and financing activity). The remaining $71 million was attributed to the common and general partner units issued (a noncash investing and financing activity).

Sand Hills, Southern Hills and Explorer Acquisition
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

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015
Capital Expenditures and Investments
Capital expenditures attributable to Predecessors*	$19.0	180.1
Capital expenditures attributable to noncontrolling interest	5.2	—
Capital expenditures and investments attributable to the Partnership	32.8	32.9
Total capital expenditures and investments*	$57.0	213.0
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*
Capital Expenditures and Investments
Cash capital expenditures and investments	$77.0	161.7
Change in capital expenditure accruals	(20.0)	51.3
Total capital expenditures and investments	$57.0	213.0
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Three Months Ended March 31
	2016	2015
Noncash Investing and Financing Activities
Contributions of net assets into joint ventures	$—	45.5
Transfer of net liabilities to Phillips 66—Sweeny Fractionator Acquisition	33.6	—

Note 12—Related Party Transactions

Commercial Agreements
In connection with the Offering and subsequent acquisitions from Phillips 66, we entered into multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation service agreement and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring, fractionation and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil, NGL and refined petroleum products or minimum monthly service fees. Under our transportation and terminaling services agreements, if Phillips 66 fails to transport, throughput or store its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement.

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

Amended Omnibus Agreement
The amended omnibus agreement addresses our payment of an annual operating and administrative support fee and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities related to our Initial Assets, and the prefunding of certain projects by Phillips 66. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks.

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

For additional information on our commercial and other agreements with Phillips 66, see our 2015 Annual Report on Form 10-K.

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*

Operating and maintenance expenses	$12.0	8.8
General and administrative expenses	7.3	6.3
Interest and debt expense	0.6	1.9
Total	$19.9	17.0
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Currently, we pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $3.0 million. The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, rail racks and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gain/loss associated with volumes transported by Phillips 66.

Note 13—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from laws of states that apply to entities organized as partnerships, primarily Texas.

Our effective tax rate was 0.3 percent for the three-month period ended March 31, 2016, compared with 0.6 percent for the corresponding period of 2015. The decrease in the 2016 three-month period was primarily attributable to a legislated reduction in the Texas margin tax rate.

Note 14—Leases

We are the lessor for transportation service agreements, terminal services agreements, storage services agreements and a fractionation service agreement with Phillips 66 as lessee that are considered operating leases under accounting principles generally accepted in the United States (GAAP). Certain of these agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all of these agreements are recorded within “Operating revenues—related parties” on our consolidated statement of income.

As of March 31, 2016, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars
Remainder of 2016	$277.3
2017	361.1
2018	342.2
2019	311.7
2020	308.1
2021	299.8
2022 and thereafter	929.3
Total	$2,829.5

Note 15—New Accounting Standards

In March 2016, the FASB issued ASU No. 2016-07, “Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement that an investor retroactively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Public business entities should apply the guidance in ASU 2016-07 for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  We are currently evaluating the provisions of ASU 2016-07 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous GAAP. A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration.  Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use.  The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases in the previous lease guidance.  Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet.  The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged.  Lessor accounting will also be largely unchanged.  Additional disclosures will be required for financing and operating leases for both lessors and lessees.  Public business entities should apply the guidance in ASU 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  We are currently evaluating the provisions of ASU 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01 and assessing the impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and begun contract review and documentation.

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

Effective March 1, 2016 (the Effective Date), we acquired from Phillips 66 a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) for total consideration valued at $236 million (the Sweeny Fractionator Acquisition). Sweeny Frac LLC owns an NGL fractionator located within the Phillips 66 Sweeny refinery complex in Old Ocean, Texas (Sweeny NGL Fractionator), and the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas, which are collectively referred to as the Acquired Assets. See Note 4—Sweeny Fractionator Acquisition, in the Notes to Consolidated Financial Statements, for more information.

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, including an NGL fractionation facility. We conduct our operations through both wholly owned and joint venture operations. The majority of our assets are connected to, and integral to the operation of, seven of Phillips 66’s owned or operated refineries.

We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and for terminaling and storing crude oil, refined petroleum products and NGL at our terminals, rail racks and storage facilities. In addition, we also generate revenue from the fractionation of NGL. Our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

We have multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation service agreement and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring, fractionation and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil, NGL and refined petroleum products or minimum monthly service fees. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 12—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of these agreements.

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

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil, refined petroleum products and NGL that we handle in our pipeline, terminal, rail rack, and storage systems and our NGL fractionator system. In addition, our equity affiliates generate revenue from transporting NGL and refined petroleum products. These volumes are primarily affected by the supply of, and demand for, NGL, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under many of our commercial agreements.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repair and maintenance expenses. These expenses remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. Although we seek to manage our maintenance expenditures on our pipelines, terminals, rail racks, fractionator and storage facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is performed regularly.

Our operating and maintenance expenses are also affected by volumetric gains/losses resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any crude oil, refined petroleum product or NGL volumetric gain/loss is determined by reference to the monthly average reference price for the applicable commodity. Any gains or losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) plus net interest expense, income taxes, depreciation and amortization attributable to both the Partnership and our Predecessors.

Adjusted EBITDA is the EBITDA directly attributable to the Partnership after deducting the EBITDA attributable to our Predecessors and noncontrolling interests, adjusted for:

•	The difference between cash distributions received and equity earnings from our affiliates.

•	Transaction costs associated with acquisitions.

•	Certain other noncash items, including expenses indemnified by Phillips 66.

Distributable cash flow is generally defined as adjusted EBITDA less net interest, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue impacts and prefunded maintenance capital expenditures.

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

Business Environment
We generate revenue primarily by charging tariffs and fees for transporting crude oil and refined petroleum products through our pipelines, and for terminaling and storing crude oil, refined petroleum products and NGL at our terminals, rail racks and storage facilities. In addition, we also generate revenue from the fractionation of NGL. Our equity affiliates generate revenue primarily from transporting NGL and refined petroleum products. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2016, is based on a comparison with the corresponding period of 2015.

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*
Revenues
Operating revenue—related parties	$94.2	62.8
Operating revenue—third parties	2.0	1.1
Equity in earnings of affiliates	24.8	6.1
Other income	0.2	0.1
Total revenues and other income	121.2	70.1

Costs and Expenses
Operating and maintenance expenses	22.8	16.0
Depreciation	13.8	5.1
General and administrative expenses	8.9	8.2
Taxes other than income taxes	5.4	1.9
Interest and debt expense	9.9	5.9
Total costs and expenses	60.8	37.1
Income before income taxes	60.4	33.0
Provision for income taxes	0.2	0.2
Net Income	60.2	32.8
Less: Net income attributable to noncontrolling interests	3.0	—
Less: Net income (loss) attributable to Predecessors	4.9	(2.6)
Net income attributable to the Partnership	52.3	35.4
Less: General Partner’s interest in net income attributable to the Partnership	15.8	6.4
Limited partners’ interest in net income attributable to the Partnership	$36.5	29.0

Adjusted EBITDA	$73.8	48.9

Distributable Cash Flow	$64.1	41.9
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended March 31
	2016	2015
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil	281	283
Refined products	520	462
Total	801	745

Selected Joint Venture Pipelines(2)
Natural gas liquids	306	97

Terminals
Terminaling throughput and storage volumes
Crude oil(3)	502	558
Refined products	427	431
Total	929	989

Revenue Per Barrel (dollars)
Average pipeline revenue(4)	$0.46	0.44
Average terminaling and storage revenue	0.40	0.38
(1) Represents the sum of volumes transported through each separately tariffed pipeline system.
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

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*
Reconciliation to Net Income
Net income	$60.2	32.8
Plus:
Depreciation	13.8	5.1
Net interest expense	9.7	5.8
Provision for income taxes	0.2	0.2
EBITDA	83.9	43.9
Plus:
Distributions in excess of equity earnings	4.1	0.7
Expenses indemnified or prefunded by Phillips 66	0.1	0.3
Transaction costs associated with acquisitions	1.0	1.4
Less:
EBITDA attributable to noncontrolling interests	5.2	—
EBITDA attributable to Predecessors	10.1	(2.6)
Adjusted EBITDA	73.8	48.9
Plus:
Deferred revenue impacts**	1.4	1.2
Less:
Net interest	9.9	6.5
Maintenance capital expenditures	1.2	1.7
Distributable Cash Flow	$64.1	41.9
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$66.7	29.7
Plus:
Net interest expense	9.7	5.8
Provision for income taxes	0.2	0.2
Changes in working capital	14.5	3.2
Undistributed equity earnings	(0.6)	5.8
Other**	(6.6)	(0.8)
EBITDA	83.9	43.9
Plus:
Distributions in excess of equity earnings	4.1	0.7
Expenses indemnified or prefunded by Phillips 66	0.1	0.3
Transaction costs associated with acquisitions	1.0	1.4
Less:
EBITDA attributable to noncontrolling interests	5.2	—
EBITDA attributable to Predecessors	10.1	(2.6)
Adjusted EBITDA	73.8	48.9
Plus:
Deferred revenue impacts†	1.4	1.2
Less:
Net interest	9.9	6.5
Maintenance capital expenditures	1.2	1.7
Distributable Cash Flow	$64.1	41.9
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Primarily deferred revenue.
†Difference between cash receipts and revenue recognition.

Minimum Volume Commitments
Under certain of our transportation services agreements, if Phillips 66 fails to transport a minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. Billings to Phillips 66 for these shortfall volumes are initially recorded as “Deferred revenues—related parties” on our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. The deferred revenue is recognized at the earlier of the quarter in which Phillips 66 makes up the shortfall volumes or the expiration of the period in which Phillips 66 is contractually allowed to make up the shortfall volumes.

Detail on these deferred revenues follows:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015

Deferred revenues—beginning of period	$4.4	0.6
Quarterly deficiency payments(1)	2.1	1.6
Quarterly deficiency make-up/expirations(2)	(1.3)	(0.5)
Deferred revenues—end of period	$5.2	1.7
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

Operating revenues increased $32.3 million, or 51 percent, in the first quarter of 2016. The increase was mainly attributable to a full quarter of Sweeny NGL Fractionator and Clemens Caverns operations, which fully commenced operations in the fourth quarter of 2015.

Equity in earnings of affiliates increased $18.7 million in the first quarter of 2016, mainly due to a full quarter of earnings from our equity interests in Sand Hills, Southern Hills and Explorer pipeline companies, which we acquired on March 2, 2015.

The increases in operating and maintenance expenses, depreciation and taxes other than income taxes are all primarily due to the impact of a full quarter’s commercial operation of the Sweeny NGL Fractionator and the Clemens Caverns in the first quarter of 2016. These assets were under construction during the first quarter of 2015.

Interest and debt expense increased $4.0 million in the first quarter of 2016, primarily due to a higher average debt principal balance as a result of the note payable to subsidiaries of Phillips 66 assumed in March 2016 and the issuance of $1.1 billion in aggregate principal amount of Senior Notes in February 2015. See Note 7—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
Our operations generated $66.7 million in cash from operations during the first three months of 2016, an improvement over cash from operations of $29.7 million for the corresponding period of 2015. The improvement was mainly driven by earnings from the Sweeny NGL Fractionator, which became operational in December 2015. This increase was partially offset by higher operating and maintenance expenses and working capital impacts.

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

Notes Payable
On March 1, 2016, the Partnership entered into an Assignment and Assumption of Note with subsidiaries of Phillips 66, pursuant to which the Partnership assumed the obligations under the Note. The Note matures on October 1, 2020, and bears interest at the rate of 3.0 percent per annum. Interest on the Note is payable quarterly and all principal and any accrued and unpaid interest on the Note is due and payable at maturity. The Note may be paid in whole or in part prior to that date with no penalty, and contains customary default provisions for failure to pay principal or interest.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Capital Requirements

Capital Expenditures and Investments
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational requirements of our wholly owned and joint venture entities. Our capital requirements consist of maintenance capital expenditures and expansion capital expenditures, including contributions to our joint ventures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the first three months of 2016 and 2015 were:

	Millions of Dollars
	Three Months Ended March 31
	2016	2015*

Capital expenditures attributable to our Predecessors	$19.0	180.1
Capital expenditures attributable to our noncontrolling interests	5.2	—
Capital expenditures and investments attributable to the Partnership
Expansion	31.6	31.2
Maintenance	1.2	1.7
Total capital expenditures and investments	$57.0	213.0
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first three months of 2016 were $57.0 million, primarily associated with the following activities:

•	Contributions to our Sand Hills joint venture.

•	Increased storage capacity at Clemens Caverns.

•	Construction of a 200 MB tank with connection to the Hartford Connector and Explorer Mainline.

•
Construction of the segment of the Bayou Bridge pipeline from the Phillips 66 Beaumont terminal to our Clifton Ridge Terminal. In April 2016, commercial operations commenced on this segment of the pipeline.

Cash Distribution
On April 20, 2016, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.481 per common unit which, combined with distributions to our General Partner, will result in a total distribution of $55.5 million, payable on May 12, 2016, to unitholders of record as of May 3, 2016.

Cash distributions will be made to our General Partner in respect of its two percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on April 20, 2016, our General Partner will receive approximately 28 percent of the total cash distributions for the first quarter.

Contingencies
From time to time, lawsuits involving a variety of claims that arise in the ordinary course of business are filed against us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is less than certain.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2016, and December 31, 2015, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

At both March 31, 2016, and December 31, 2015, we had $1.6 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

NEW ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU No. 2016-07, “Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement that an investor retroactively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Public business entities should apply the guidance in ASU 2016-07 for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  We are currently evaluating the provisions of ASU 2016-07 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous GAAP. A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration.  Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use.  The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases in the previous lease guidance.  Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet.  The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged.  Lessor accounting will also be largely unchanged.  Additional disclosures will be required for financing and operating leases for both lessors and lessees.  Public business entities should apply the guidance in ASU 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  We are currently evaluating the provisions of ASU 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01 and assessing the impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and begun contract review and documentation.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Phillips 66 to satisfy its obligations under our commercial and other agreements.

•	The volume of crude oil, NGL and refined petroleum products we transport, fractionate, terminal and store.

•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices for crude oil, NGL and refined petroleum products.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of Phillips 66 and the business of its suppliers, customers, business partners and credit lenders.

•	Liabilities associated with the risks and operational hazards inherent in transporting, fractionating, terminaling and storing crude oil, NGL and refined petroleum products.

•
Curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

•	Inability to timely obtain or maintain permits, including those necessary for capital projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to timely complete construction of announced and future capital projects.

•	The operation, financing and distribution decisions of our joint ventures.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil, NGL and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at March 31, 2016, did not differ materially from that disclosed under Item 7A of our 2015 Annual Report on Form 10-K.

Interest Rate Risk
In connection with the Sweeny Fractionator Acquisition, on March 1, 2016, we assumed a $212 million note payable to a subsidiary of Phillips 66 that bears interest at a fixed rate of 3 percent per annum. Because the note has a fixed rate, its fair value is sensitive to changes in U.S. interest rates.  The following table presents the principal cash flow and associated interest rates of this note by its expected maturity dates, as of March 31, 2016.  We estimated the fair value using quoted market prices of comparable instruments.

	Millions of Dollars
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate

Remainder of 2016	$—
2017	—
2018	—
2019	—
2020	212.0	3.0%
Remaining years	—
Total	$212.0

Fair value	$216.0

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2016, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Although we are, from time to time, involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any litigation or governmental or other proceeding that we believe will have a material adverse impact on our consolidated financial condition or results of operations. In addition, under our amended omnibus agreement, Phillips 66 indemnifies us, subject to an aggregate deductible of no more than $0.2 million, for liabilities relating to litigation and environmental matters attributable to the ownership or operation of the assets contributed to us in connection with our Initial Public Offering (the Offering) prior to the closing of the Offering. Pursuant to the terms of the various agreements under which we acquired assets from Phillips 66 since the Offering (the Acquired Assets), Phillips 66 assumed the responsibility for liabilities relating to litigation and environmental matters attributable to the ownership and operation of the Acquired Assets prior to our acquisition of those assets.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP, dated March 1, 2016.	8-K	3.1	3/1/2016	001-36011

10.1	Contribution, Conveyance and Assumption Agreement, dated as of February 17, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	2/17/2016	001-36011

10.2	Fourth Amendment to the Omnibus Agreement, dated as of March 1, 2016, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/1/2016	001-36011

10.3	Third Amendment to the Operational Services Agreement, dated as of March 1, 2016, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	3/1/2016	001-36011

10.4†	Fractionation Agreement, dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.3	3/1/2016	001-36011

10.5†	Natural Gas Liquids Storage Agreement (Clemens Facility), dated December 1, 2014, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.4	3/1/2016	001-36011

10.6	Lease Agreement, dated as of March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.5	3/1/2016	001-36011

10.7	Assignment and Assumption of Note, dated as of March 1, 2016, by and among Phillips 66 Company, Phillips 66 Partners LP, and Phillips 66 Sweeny Frac Alpha LLC.	8-K	10.6	3/1/2016	001-36011

10.8	Agreement of Limited Partnership of Phillips 66 Sweeny Frac LP, dated effective as of March 1, 2016.	8-K	10.7	3/1/2016	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

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

April 29, 2016