Form 10-Q
period 2016-06-30
PHILLIPS 66 PARTNERS LP
filed 2016-07-29
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
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

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015*	2016	2015*
Revenues and Other Income
Operating revenues—related parties	$108.1	66.3	207.3	132.9
Operating revenues—third parties	2.1	0.9	4.1	2.0
Equity in earnings of affiliates	29.9	20.6	54.7	26.7
Other income	0.3	—	0.5	0.1
Total revenues and other income	140.4	87.8	266.6	161.7

Costs and Expenses
Operating and maintenance expenses	27.9	19.6	50.9	36.0
Depreciation	14.5	5.4	28.4	10.7
General and administrative expenses	7.8	7.5	16.8	15.8
Taxes other than income taxes	5.6	3.8	11.1	5.8
Interest and debt expense	11.0	9.5	20.9	15.4
Other expenses	—	0.1	—	0.1
Total costs and expenses	66.8	45.9	128.1	83.8
Income before income taxes	73.6	41.9	138.5	77.9
Provision for (benefit from) income taxes	0.4	(0.1)	0.6	0.1
Net Income	73.2	42.0	137.9	77.8
Less: Net income attributable to Predecessors	5.7	—	18.1	0.4
Net income attributable to the Partnership	67.5	42.0	119.8	77.4
Less: General partner’s interest in net income attributable to the Partnership	21.1	9.0	36.9	15.4
Limited partners’ interest in net income attributable to the Partnership	$46.4	33.0	82.9	62.0

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.51	0.50	0.96	0.91
Subordinated units—Phillips 66	—	—	—	0.49

Cash Distributions Paid Per Limited Partner Unit (dollars)	$0.481	0.370	0.939	0.710

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	31,397	24,139	27,768	22,601
Common units—Phillips 66	59,562	41,489	59,026	31,534
Subordinated units—Phillips 66	—	16,254	—	25,683
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015*	2016	2015*

Net Income	$73.2	42.0	137.9	77.8
Defined benefit plans
Plan sponsored by equity affiliate, net of tax	—	—	0.7	—
Other Comprehensive Income	—	—	0.7	—
Comprehensive Income	$73.2	42.0	138.6	77.8
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	June 30 2016	December 31 2015*
Assets
Cash and cash equivalents	$35.7	50.3
Accounts receivable—related parties	37.3	21.4
Accounts receivable—third parties	1.7	3.3
Materials and supplies	5.5	4.5
Other current assets	3.4	4.2
Total Current Assets	83.6	83.7
Equity investments	1,007.8	944.9
Net properties, plants and equipment	1,672.8	1,644.1
Goodwill	2.5	2.5
Deferred rentals—related parties	5.4	5.6
Deferred tax assets	—	0.1
Other assets	0.6	0.7
Total Assets	$2,772.7	2,681.6

Liabilities
Accounts payable—related parties	$5.7	3.9
Accounts payable—third parties	20.1	66.9
Payroll and benefits payable	—	0.7
Accrued property and other taxes	11.7	7.7
Accrued interest	16.7	22.2
Current portion of accrued environmental costs	0.8	0.8
Deferred revenues—related parties	6.4	4.6
Other current liabilities	0.2	0.1
Total Current Liabilities	61.6	106.9
Notes payable—related party	212.0	964.0
Long-term debt	1,131.1	1,090.7
Asset retirement obligations	4.0	3.9
Accrued environmental costs	0.7	0.8
Deferred income taxes	0.8	0.3
Deferred revenues—related parties—long-term	19.7	11.0
Total Liabilities	1,429.9	2,177.6

Equity
Net investment—Predecessors	—	113.9
Common unitholders—public (2016—37,051,608 units issued and outstanding; 2015—24,138,750 units issued and outstanding)	1,483.7	808.9
Common unitholder—Phillips 66 (2016—60,162,787 units issued and outstanding; 2015—58,349,042 units issued and outstanding)	465.0	233.0
General partner—Phillips 66 (2016—1,978,603 units issued and outstanding; 2015—1,683,425 units issued and outstanding)	(605.1)	(650.3)
Accumulated other comprehensive loss	(0.8)	(1.5)
Total Equity	1,342.8	504.0
Total Liabilities and Equity	$2,772.7	2,681.6
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	2016	2015*
Cash Flows From Operating Activities
Net income	$137.9	77.8
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	28.4	10.7
Deferred taxes	0.3	—
Deferred rentals—related parties	0.2	0.2
Accrued environmental costs	(0.1)	0.1
Undistributed equity earnings	(1.1)	(3.6)
Deferred revenues—related parties—long-term	8.8	—
Other	4.2	0.5
Working capital adjustments
Decrease (increase) in accounts receivable	(14.3)	(0.9)
Decrease (increase) in materials and supplies	(1.0)	(0.6)
Decrease (increase) in other current assets	(1.2)	(1.8)
Increase (decrease) in accounts payable	4.2	(4.2)
Increase (decrease) in accrued interest	(5.4)	12.3
Increase (decrease) in deferred revenues	1.8	3.3
Increase (decrease) in environmental accruals	0.1	—
Increase (decrease) in other accruals	3.2	3.7
Net Cash Provided by Operating Activities	166.0	97.5

Cash Flows From Investing Activities
Sand Hills/Southern Hills/Explorer equity investment acquisition	—	(734.3)
Cash capital expenditures and investments	(127.7)	(484.3)
Return of investment from equity affiliates	7.4	4.5
Net Cash Used in Investing Activities	(120.3)	(1,214.1)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	89.2	28.0
Acquisition of noncontrolling interest in Sweeny Frac LLC	(655.6)	—
Issuance of debt	177.6	1,521.7
Repayment of debt	(234.0)	(498.6)
Issuance of common units	677.2	396.4
Offering costs	(7.8)	(12.5)
Debt issuance costs	—	(9.9)
Distributions to General Partner associated with acquisitions	—	(145.7)
Quarterly distributions to common unitholders—public	(22.7)	(15.3)
Quarterly distributions to common unitholder—Phillips 66	(55.0)	(15.5)
Quarterly distributions to subordinated unitholder—Phillips 66	—	(25.0)
Quarterly distributions to General Partner—Phillips 66	(29.3)	(10.0)
Other	0.1	(0.2)
Net Cash Provided by (Used in) Financing Activities	(60.3)	1,213.4

Net Change in Cash and Cash Equivalents	(14.6)	96.8
Cash and cash equivalents at beginning of period	50.3	17.4
Cash and Cash Equivalents at End of Period	$35.7	114.2
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total

December 31, 2014	$415.3	57.1	116.8	(517.0)	—	91.7	163.9
Net income attributable to Predecessor	—	—	—	—	—	0.4	0.4
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	28.0	28.0
Issuance of common units	383.9	—	—	—	—	—	383.9
Conversion of subordinated units	—	104.5	(104.5)	—	—	—	—
Deemed net distributions to General Partner associated with acquisitions	—	—	—	(144.9)	—	—	(144.9)
Net income attributable to the Partnership	18.3	31.0	12.7	15.4	—	—	77.4
Other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Quarterly cash distributions to unitholders and General Partner	(15.3)	(15.5)	(25.0)	(10.0)	—	—	(65.8)
Other contributions from Phillips 66	—	—	—	3.1	—	—	3.1
June 30, 2015	$802.2	177.1	—	(653.4)	(1.5)	120.1	444.5

December 31, 2015	$808.9	233.0	—	(650.3)	(1.5)	113.9	504.0
Net income attributable to Predecessors	—	—	—	—	—	18.1	18.1
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	134.5	134.5
Issuance of common units	669.1	—	—	—	—	—	669.1
Allocation of net investment to unitholders	—	232.5	—	34.0	—	(266.5)	—
Net income attributable to the Partnership	28.4	54.5	—	36.9	—	—	119.8
Other comprehensive income	—	—	—	—	0.7	—	0.7
Quarterly cash distributions to unitholders and General Partner	(22.7)	(55.0)	—	(29.3)	—	—	(107.0)
Other contributions from Phillips 66	—	—	—	3.6	—	—	3.6
June 30, 2016	$1,483.7	465.0	—	(605.1)	(0.8)	—	1,342.8
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued in public equity offerings	5,250,000	—	—	—	5,250,000
Units issued associated with Sand Hills/Southern Hills/Explorer equity investment acquisition	—	1,587,376	—	139,538	1,726,914
Subordinated unit conversion	—	35,217,112	(35,217,112)	—	—
June 30, 2015	24,138,750	57,742,986	—	1,671,056	83,552,792

December 31, 2015	24,138,750	58,349,042	—	1,683,425	84,171,217
Units issued in public equity offerings	12,912,858	—	—	—	12,912,858
Units issued in Initial Fractionator Acquisition*	—	412,823	—	8,425	421,248
Units issued in Subsequent Fractionator Acquisition*	—	1,400,922	—	286,753	1,687,675
June 30, 2016	37,051,608	60,162,787	—	1,978,603	99,192,998
*See Note 4—Acquisitions, in the Notes to Consolidated Financial Statements.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context.

Business Description
We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines, terminals and other transportation and midstream assets. Our common units trade on the New York Stock Exchange under the symbol PSXP.

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionation facility. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are connected to, and integral to the operation of, seven of Phillips 66’s owned or joint-venture refineries.

We generate revenue primarily by providing fee-based transportation, terminaling, storage and NGL fractionation services to Phillips 66 and other customers. Our equity affiliates generate revenue primarily from transporting and terminaling NGL, refined petroleum products and crude oil. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

In March and May of 2016, in two separate transactions, we acquired an NGL fractionator and associated storage caverns from Phillips 66, along with a refined petroleum products pipeline system. See Note 4—Acquisitions for additional information.

On May 10, 2016, we completed the public offering of 12,650,000 common units for total proceeds (net of underwriting discounts and commissions) of approximately $655.6 million (the 2016 Unit Offering). The net proceeds from the 2016 Unit Offering were used to repay a portion of the notes assumed as part of the consideration paid for the May acquisition described above. See Note 4—Acquisitions, Note 7—Debt, and Note 8—Equity for additional information.

Basis of Presentation
We have acquired assets from Phillips 66 that were considered transfers of businesses between entities under common control. This required the transactions to be accounted for as if the transfers had occurred at the beginning of the transfer period, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of these acquired businesses prior to the effective date of each acquisition. We refer to these pre-acquisition operations as those of our “Predecessors.”

The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66 and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of properties, plants and equipment (PP&E) and equity investments, or number of terminals and pipeline miles, and secondarily on activity-based cost allocations. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on May 3, 2016. The results of operations for the three and six months ended June 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

In June 2014, the FASB issued ASU 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities (VIE) Guidance in Topic 810, Consolidation.” The new standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification (ASC) and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the VIE guidance in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, “Consolidation,” ASU 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. We adopted the provisions of this ASU related to the financial reporting requirements other than the VIE guidance effective January 1, 2015.  We adopted the remaining provisions effective January 1, 2016, and updated our disclosures about the risks and uncertainties related to our joint venture entities that have not commenced their principal operations.

Note 4— Acquisitions

During the first six months of 2016, in two separate transactions, we acquired an NGL fractionator and associated storage caverns from Phillips 66, along with a refined petroleum products pipeline system. Details on each of these transactions follow.

Initial Fractionator Acquisition
On February 17, 2016, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) for a total consideration of $236 million (the Initial Fractionator Acquisition). Total consideration consisted of the assumption of a $212 million note payable to a subsidiary of Phillips 66 and the issuance of 412,823 newly issued common units to Phillips 66 Project Development Inc. (P66 PDI) and 8,425 general partner units to Phillips 66 Partners GP LLC (our General Partner) to maintain its 2 percent general partner interest. The Initial Fractionator Acquisition closed on March 1, 2016. Total transaction costs of $0.9 million were expensed as incurred.

Because this acquisition was a transfer of businesses between entities under common control, we filed a Form 8-K on May 3, 2016, containing recasted financial statements and related notes, along with management’s discussion and analysis of financial condition and results of operations, with retrospective adjustments to include the results of operations and financial position of the assets acquired for all periods presented in our 2015 Form 10-K.

Subsequent Fractionator Acquisition
On May 4, 2016, we entered into a CCAA with subsidiaries of Phillips 66 to acquire the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline for total consideration of $775 million (the Subsequent Fractionator Acquisition). Total consideration consisted of the assumption of $675 million of notes payable to a subsidiary of Phillips 66 and the issuance of 1,400,922 newly issued common units to P66 PDI and 286,753 general partner units to our General Partner to maintain its 2 percent general partner interest in us after also taking into account the 2016 Unit Offering. The Subsequent Fractionator Acquisition closed on May 10, 2016. Total transaction costs of $0.7 million were expensed as incurred.

Acquired Assets
Through the Initial Fractionator Acquisition and Subsequent Fractionator Acquisition (collectively, the Acquisitions), we acquired the following assets (the Acquired Assets):

•
Sweeny NGL Fractionator. The newly constructed NGL fractionator is located within Phillips 66's Sweeny refinery complex in Old Ocean, Texas, and has a processing capacity of 100,000 barrels per day. The NGL fractionator uses distillation to process a raw (Y-grade) NGL stream into its individual purity components, such as propane and butane.

•
Clemens Caverns. The newly constructed underground salt dome NGL storage facility is located near Brazoria, Texas. The Clemens Caverns facilitate handling of Y-grade NGL for input into the Sweeny NGL Fractionator, as well as storage of purity NGL products produced by the fractionator.

•	Standish Pipeline. This 92-mile refined petroleum product pipeline extends from Phillips 66’s refinery in Ponca City, Oklahoma, to our terminal in Wichita, Kansas.

Construction activities on the Sweeny NGL Fractionator and Clemens Caverns began in 2013. Commercial operations at the Sweeny NGL Fractionator commenced in December 2015, and commercial operations at the Clemens Caverns commenced in September 2015.

Commercial Agreements with Phillips 66
In connection with the Acquisitions, we entered into the following arrangements:

•
A fractionation agreement under which Sweeny Frac LLC charges fees to Phillips 66 for the fractionation of Y-grade NGL into its purity components. Phillips 66 pays a monthly fee based on the volume of NGL fractionated, with minimum volume commitments.

•
An NGL storage agreement under which Sweeny Frac LLC charges fees to Phillips 66 for storing Y-grade and purity NGL in the Clemens Caverns. Phillips 66 pays a monthly fee based on minimum storage commitments, a deficiency payment if the actual volume stored is less than the minimum storage volume, and excess fees if the stored volume exceeds specified limits.

•
A fourth amendment to the Omnibus Agreement with Phillips 66 to, among other things, provide for additional services to be provided to us by Phillips 66 in connection with the Acquired Assets and increase the monthly operational and administrative support fee to $3.0 million.

•
Third and fourth amendments to the Operational Services Agreement with Phillips 66 to, among other things, provide for additional services to be provided to us by Phillips 66 in support of the Acquired Assets.

See Note 12—Related Party Transactions for additional information on our commercial and support agreements with Phillips 66.

Common Control Transactions
The Acquisitions were considered transfers of businesses between entities under common control, and therefore the Acquired Assets were transferred at historical carrying value. The aggregated net book value of the Acquired Assets, at the time of acquisition, was $1,154 million. Because the Acquisitions were common control transactions in which we acquired businesses, our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the Acquired Assets as if we owned the Acquired Assets for all periods presented.

The following tables present our results of operations and financial position giving effect to the Acquisitions. The first column presents our historical financial information prior to the retrospective adjustments, the second column presents the retrospective adjustments, and the third column presents our financial information as retrospectively adjusted. Results of the Acquired Assets after the effective date of each acquisition are presented in the first column.

	Three Months Ended June 30, 2016
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues
Operating revenues—related parties	$106.5	1.6	108.1
Operating revenues—third parties	2.1	—	2.1
Equity in earnings of affiliates	29.9	—	29.9
Other income	0.3	—	0.3
Total revenues and other income	138.8	1.6	140.4

Costs and Expenses
Operating and maintenance expenses	27.9	—	27.9
Depreciation	14.4	0.1	14.5
General and administrative expenses	7.8	—	7.8
Taxes other than income taxes	5.5	0.1	5.6
Interest and debt expense	11.0	—	11.0
Other expenses	—	—	—
Total costs and expenses	66.6	0.2	66.8
Income before income taxes	72.2	1.4	73.6
Provision for income taxes	0.4	—	0.4
Net Income	71.8	1.4	73.2
Less: Net income attributable to noncontrolling interests	4.3	(4.3)	—
Less: Net income attributable to Predecessors	—	5.7	5.7
Net Income Attributable to the Partnership	$67.5	—	67.5

	Three Months Ended June 30, 2015
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP (As Previously Reported)	Acquired Assets Predecessor	Phillips 66 Partners LP (As Currently Reported)
Revenues
Operating revenues—related parties	$62.3	4.0	66.3
Operating revenues—third parties	0.9	—	0.9
Equity in earnings of affiliates	20.6	—	20.6
Other income	—	—	—
Total revenues and other income	83.8	4.0	87.8

Costs and Expenses
Operating and maintenance expenses	17.5	2.1	19.6
Depreciation	5.3	0.1	5.4
General and administrative expenses	6.4	1.1	7.5
Taxes other than income taxes	3.1	0.7	3.8
Interest and debt expense	9.5	—	9.5
Other expenses	0.1	—	0.1
Total costs and expenses	41.9	4.0	45.9
Income before income taxes	41.9	—	41.9
Benefit from income taxes	(0.1)	—	(0.1)
Net Income	42.0	—	42.0
Less: Net income attributable to Predecessors	—	—	—
Net Income Attributable to the Partnership	$42.0	—	42.0

	Six Months Ended June 30, 2016
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues
Operating revenues—related parties	$183.0	24.3	207.3
Operating revenues—third parties	4.1	—	4.1
Equity in earnings of affiliates	54.7	—	54.7
Other income	0.3	0.2	0.5
Total revenues and other income	242.1	24.5	266.6

Costs and Expenses
Operating and maintenance expenses	45.5	5.4	50.9
Depreciation	22.8	5.6	28.4
General and administrative expenses	15.9	0.9	16.8
Taxes other than income taxes	9.3	1.8	11.1
Interest and debt expense	20.9	—	20.9
Other expenses	—	—	—
Total costs and expenses	114.4	13.7	128.1
Income before income taxes	127.7	10.8	138.5
Provision for income taxes	0.6	—	0.6
Net Income	127.1	10.8	137.9
Less: Net income attributable to noncontrolling interests	7.3	(7.3)	—
Less: Net income attributable to Predecessors	—	18.1	18.1
Net Income Attributable to the Partnership	$119.8	—	119.8

	Six Months Ended June 30, 2015
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP (As Previously Reported)	Acquired Assets Predecessor	Phillips 66 Partners LP (As Currently Reported)
Revenues
Operating revenues—related parties	$125.1	7.8	132.9
Operating revenues—third parties	2.0	—	2.0
Equity in earnings of affiliates	26.7	—	26.7
Other income	0.1	—	0.1
Total revenues and other income	153.9	7.8	161.7

Costs and Expenses
Operating and maintenance expenses	32.3	3.7	36.0
Depreciation	10.4	0.3	10.7
General and administrative expenses	13.8	2.0	15.8
Taxes other than income taxes	4.4	1.4	5.8
Interest and debt expense	15.4	—	15.4
Other expenses	0.1	—	0.1
Total costs and expenses	76.4	7.4	83.8
Income before income taxes	77.5	0.4	77.9
Provision for income taxes	0.1	—	0.1
Net Income	77.4	0.4	77.8
Less: Net income attributable to Predecessors	—	0.4	0.4
Net Income Attributable to the Partnership	$77.4	—	77.4

	Millions of Dollars
	December 31, 2015
Consolidated Balance Sheet	Phillips 66 Partners LP (As Previously Reported)	Acquired Assets Predecessor	Phillips 66 Partners LP (As Currently Reported)
Assets
Cash and cash equivalents	$48.0	2.3	50.3
Accounts receivable—related parties	21.4	—	21.4
Accounts receivable—third parties	3.3	—	3.3
Materials and supplies	2.5	2.0	4.5
Other current assets	2.2	2.0	4.2
Total Current Assets	77.4	6.3	83.7
Equity investments	944.9	—	944.9
Net properties, plants and equipment	492.4	1,151.7	1,644.1
Goodwill	2.5	—	2.5
Deferred rentals—related parties	5.6	—	5.6
Deferred tax assets	—	0.1	0.1
Other assets	0.7	—	0.7
Total Assets	$1,523.5	1,158.1	2,681.6

Liabilities
Accounts payable—related parties	$3.9	—	3.9
Accounts payable—third parties	8.3	58.6	66.9
Payroll and benefits payable	—	0.7	0.7
Accrued property and other taxes	5.1	2.6	7.7
Accrued interest	15.1	7.1	22.2
Current portion of accrued environmental costs	0.8	—	0.8
Deferred revenues—related parties	4.4	0.2	4.6
Other current liabilities	0.1	—	0.1
Total Current Liabilities	37.7	69.2	106.9
Notes payable—related party	—	964.0	964.0
Long-term debt	1,090.7	—	1,090.7
Asset retirement obligations	3.4	0.5	3.9
Accrued environmental costs	0.8	—	0.8
Deferred income taxes	0.3	—	0.3
Deferred revenues—related parties—long-term	0.5	10.5	11.0
Other liabilities	—	—	—
Total Liabilities	1,133.4	1,044.2	2,177.6

Equity
Net investment—Predecessors	—	113.9	113.9
Common unitholders—public	808.9	—	808.9
Common unitholder—Phillips 66	233.0	—	233.0
General partner—Phillips 66	(650.3)	—	(650.3)
Accumulated other comprehensive loss	(1.5)	—	(1.5)
Total Equity	390.1	113.9	504.0
Total Liabilities and Equity	$1,523.5	1,158.1	2,681.6

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

As of June 30, 2016, the planned principal operations of Paradigm Pipeline had not commenced.  Until the planned principal operations have commenced, Paradigm Pipeline does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represents a VIE in which we are not the primary beneficiary. Our maximum exposure to loss represented the carrying value of our investment of $82.8 million.

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a CCAA with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) and its 19.46 percent equity interest in Explorer Pipeline Company (Explorer). The transaction closed in March 2015. Total consideration for the transaction was $1.01 billion consisting in part of $880 million in cash, funded by a portion of the proceeds from a public offering of unsecured senior notes and a public offering of common units. In addition, the Partnership issued 1,587,376 common units to P66 PDI and 139,538 general partner units to our General Partner to maintain its 2 percent interest. Total transaction costs of $0.9 million were expensed as incurred in general and administrative expenses.

Bayou Bridge
In October 2015, we entered into a CCAA with Phillips 66 to acquire its 40 percent interest in Bayou Bridge Pipeline, LLC (Bayou Bridge Pipeline), a joint venture in which Energy Transfer Partners, L.P. and Sunoco Logistics Partners L.P. (Sunoco Logistics) each hold a 30 percent interest, with Sunoco Logistics serving as the operator. Bayou Bridge Pipeline began operations on the segment of its pipeline from Nederland, Texas, to Lake Charles, Louisiana, in April. Development continues on the section from Lake Charles to St. James, Louisiana.

Total consideration for the transaction, which closed in December 2015, was approximately $69.6 million, consisting of the assumption of a $34.8 million note payable to Phillips 66 that was immediately paid in full; the issuance of 606,056 common units to P66 PDI; and the issuance of 12,369 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest.

The acquisitions of interests in the Sand Hills, Southern Hills, Explorer and Bayou Bridge Pipeline joint ventures represented transfers of investments between entities under common control. Accordingly, these equity investments were transferred at historical carrying value, but are included in the financial statements prospectively from the effective date of each acquisition.

The following table summarizes our equity investments:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		June 30 2016	December 31 2015

Sand Hills	33.34%	$438.2	430.5
Southern Hills	33.34	213.5	212.9
Explorer	19.46	101.4	102.4
Phillips 66 Partners Terminal	70.00	74.5	77.0
Paradigm Pipeline	50.00	82.8	52.5
Bayou Bridge Pipeline	40.00	97.4	69.6
Total equity investments		$1,007.8	944.9

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Sand Hills	$16.4	14.5	31.3	18.8
Southern Hills	7.4	3.7	14.1	5.2
Explorer	5.6	2.4	9.1	2.7
Phillips 66 Partners Terminal	0.4	—	0.3	—
Paradigm Pipeline	(0.1)	—	(0.2)	—
Bayou Bridge Pipeline	0.2	—	0.1	—
Total equity in earnings of affiliates	$29.9	20.6	54.7	26.7

Summarized 100 percent financial information for Sand Hills follows. Although the acquisition of Sand Hills closed on March 2, 2015, the entire six-month period ended June 30, 2015, is presented in the table below, for enhanced comparability.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Revenues	$68.6	60.5	128.9	111.5
Income before income taxes	49.6	43.5	92.1	76.3
Net income	49.3	43.5	91.6	75.9

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2016	December 31 2015

Land	$14.1	13.8
Buildings and improvements	57.4	30.0
Pipelines and related assets*†	263.4	259.1
Terminals and related assets†	348.4	345.9
Rail racks and related assets†	136.4	136.3
Fractionator and related assets†	615.4	626.2
Caverns and related assets†	428.5	277.5
Construction-in-progress	119.9	237.7
Gross PP&E	1,983.5	1,926.5
Less: Accumulated depreciation*	(310.7)	(282.4)
Net PP&E	$1,672.8	1,644.1
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
†Assets for which we are the lessor. See Note 14—Leases.

Note 7—Debt

Debt at June 30, 2016, and December 31, 2015, was:

	Millions of Dollars
	June 30, 2016
	Fair Value Hierarchy			Total Fair Value	Difference in Fair Value and Carrying Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2*	Level 3

Fixed-rate debt
2.646% Senior Notes due 2020	$—	301.9	—	301.9	(1.9)	300.0
3.605% Senior Notes due 2025	—	489.8	—	489.8	10.2	500.0
4.680% Senior Notes due 2045	—	281.9	—	281.9	18.1	300.0
Note payable to Phillips 66 due 2020 at 3.0%	—	219.4	—	219.4	(7.4)	212.0
Revolving credit facility	40.0	—	—	40.0	—	40.0
Debt at face value	40.0	1,293.0	—	1,333.0	19.0	1,352.0
Net unamortized discounts and debt issuance costs	—	—	—	—	—	(8.9)
Total debt	$40.0	1,293.0	—	1,333.0	19.0	1,343.1
*The fair value was estimated using quoted market prices of comparable instruments (Level 2 inputs).

	Millions of Dollars
	December 31, 2015
	Fair Value Hierarchy			Total Fair Value	Difference in Fair Value and Carrying Value	Net Carrying Value Presented on the Balance Sheet
	Level 1	Level 2*	Level 3

Fixed-rate debt
2.646% Senior Notes due 2020	$—	282.0	—	282.0	18.0	300.0
3.605% Senior Notes due 2025	—	431.9	—	431.9	68.1	500.0
4.680% Senior Notes due 2045	—	225.2	—	225.2	74.8	300.0
Notes payable to Phillips 66 due 2020 at 3.0%**	—	961.1	—	961.1	2.9	964.0
Revolving credit facility	—	—	—	—	—	—
Debt at face value	—	1,900.2	—	1,900.2	163.8	2,064.0
Net unamortized discounts and debt issuance costs	—	—	—	—	—	(9.3)
Total debt	$—	1,900.2	—	1,900.2	163.8	2,054.7
  *The fair value was estimated using quoted market prices of comparable instruments (Level 2 inputs).
**Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Revolving Credit Facility
At June 30, 2016, we had an aggregate of $40 million borrowed and outstanding under our $500 million revolving credit facility. No amounts were outstanding as of December 31, 2015.

Notes Payable
On March 1, 2016, in connection with the Initial Fractionator Acquisition, we entered into an Assignment and Assumption of Note agreement with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under a term promissory note (the Initial Note) with a $212 million principal balance.

On May 10, 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also on May 10, 2016, using proceeds from the 2016 Unit Offering, we repaid two of the Subsequent Notes in their entirety, and reduced the outstanding balance on the remaining Subsequent Note to $19.4 million, which was repaid on June 30, 2016.

The Initial Note matures on October 1, 2020, and bears interest at the rate of 3.0 percent per annum. Interest on the note is payable quarterly, and all principal and any accrued and unpaid interest is due and payable at maturity. The note may be paid in whole or in part prior to that date, with no penalty, and it contains customary default provisions for failure to pay principal or interest.

Because the Initial Note and Subsequent Notes were held by entities we acquired in common control transactions, prior period debt balances have been recast as if we had held the notes since their inception in January 2014.

Note 8—Equity

ATM Program
On June 6, 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the SEC on May 13, 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). During the three months ended June 30, 2016, on a settlement-date basis, we issued an aggregate of 262,858 common units under our ATM Program, generating net proceeds of approximately $14.2 million, after broker commissions of $0.2 million. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Common Unit Offerings
On May 10, 2016, we completed the 2016 Unit Offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit. We received proceeds (net of underwriting discounts) of $655.6 million from the 2016 Unit Offering. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 7—Debt and Note 4—Acquisitions for additional information on the debt assumed and the acquisition transaction, respectively.

In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit (the 2015 Unit Offering). We received proceeds (net of underwriting discounts) of $384.5 million from the 2015 Unit Offering. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes. See Note 5—Equity Investments for additional information on the Sand Hills, Southern Hills and Explorer acquisition.

Note 9—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units (for the period subordinated units were outstanding) is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. The classes of participating securities as of June 30, 2016, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding.

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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Net income attributable to the Partnership	$67.5	42.0	119.8	77.4
Less: General partner’s distribution declared (including IDRs)*	20.7	8.8	36.4	15.2
Limited partners’ distribution declared on common units*	49.1	32.7	89.0	50.0
Limited partner’s distribution declared on subordinated units*	—	—	—	13.0
Distributions less than (in excess of) net income attributable to the Partnership	$(2.3)	0.5	(5.6)	(0.8)
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended June 30, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$20.7	49.1	—	69.8
Distribution less than (in excess of) net income attributable to the Partnership	0.4	(2.7)	—	(2.3)
Net income attributable to the Partnership	$21.1	46.4	—	67.5

Weighted average units outstanding:
Basic	1,855,709	90,959,226	—	92,814,935
Diluted	1,855,709	90,959,226	—	92,814,935

Net income per limited partner unit (dollars):
Basic		$0.51	—
Diluted		0.51	—

Three Months Ended June 30, 2015
Net income attributable to the Partnership (millions):
Distribution declared	$8.8	32.7	—	41.5
Distribution less than net income attributable to the Partnership	0.2	0.3	—	0.5
Net income attributable to the Partnership	$9.0	33.0	—	42.0

Weighted average units outstanding:
Basic	1,671,056	65,627,684	16,254,052	83,552,792
Diluted	1,671,056	65,627,684	16,254,052	83,552,792

Net income per limited partner unit (dollars):
Basic		$0.50	—
Diluted		0.50	—

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Six Months Ended June 30, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$36.4	89.0	—	125.4
Distribution less than (in excess of) net income attributable to the Partnership	0.5	(6.1)	—	(5.6)
Net income attributable to the Partnership	$36.9	82.9	—	119.8

Weighted average units outstanding:
Basic	1,771,002	86,793,825	—	88,564,827
Diluted	1,771,002	86,793,825	—	88,564,827

Net income per limited partner unit (dollars):
Basic		$0.96	—
Diluted		0.96	—

Six Months Ended June 30, 2015
Net income attributable to the Partnership (millions):
Distribution declared	$15.2	50.0	13.0	78.2
Distribution less than (in excess of) net income attributable to the Partnership	0.2	(0.7)	(0.3)	(0.8)
Net income attributable to the Partnership	$15.4	49.3	12.7	77.4

Weighted average units outstanding:
Basic	1,624,800	54,135,043	25,683,198	81,443,041
Diluted	1,624,800	54,135,043	25,683,198	81,443,041

Net income per limited partner unit (dollars):
Basic		$0.91	0.49
Diluted		0.91	0.49

On July 20, 2016, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.505 per common unit which, when combined with distributions to our General Partner, will result in total distributions of $69.8 million attributable to the second quarter of 2016. This distribution is payable August 12, 2016, to unitholders of record as of August 3, 2016.

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

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for contingent environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable.

At June 30, 2016, we had $1.5 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2016, and December 31, 2015, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize a non-cash expense and an associated non-cash capital contribution from our General Partner, as these are considered liabilities paid for by a principal unitholder.

We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the assets, or other activities occurring in connection with and attributable to the ownership or operation of the assets, from and after the effective date of each acquisition.

Note 11—Cash Flow Information

Subsequent Fractionator Acquisition
The Subsequent Fractionator Acquisition had both cash and noncash elements. The historical book value of the net assets acquired was $871 million. Of this amount, $656 million was a financing cash outflow, representing the acquisition of the noncontrolling interest in Sweeny Frac LLC, through the repayment of a portion of the debt assumed in the transaction. The remaining debt financing balance of $19 million represents a noncash investing and financing activity. The remaining $196 million of book value was attributed to the common and general partner units issued (a noncash investing and financing activity).

Initial Fractionator Acquisition
The Initial Fractionator Acquisition was a noncash transaction. The historical book value of the net assets of our 25 percent interest acquired was $283 million. Of this amount, $212 million was attributed to the note payable assumed (a noncash investing and financing activity). The remaining $71 million was attributed to the common and general partner units issued (a noncash investing and financing activity).

Sand Hills, Southern Hills and Explorer Acquisition
Our acquisition of equity investments in Sand Hills, Southern Hills and Explorer had both cash and noncash elements. We attributed $734 million of the total $880 million cash consideration paid to the investment balance of the Sand Hills, Southern Hills and Explorer pipeline joint ventures acquired (an investing cash outflow). The remaining $146 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow). The common and general partner units issued to Phillips 66 in the transaction were assigned no value, because the cash consideration exceeded the historical net book value of the acquired assets in the transaction. Accordingly, the units issued for these acquisitions had no impact on partner capital balances, other than changing ownership percentages.

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Six Months Ended June 30
	2016	2015
Capital Expenditures and Investments
Capital expenditures attributable to Predecessors*	$22.5	414.1
Capital expenditures and investments attributable to the Partnership	93.7	97.4
Total capital expenditures and investments*	$116.2	511.5
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Six Months Ended June 30
	2016	2015*
Capital Expenditures and Investments
Cash capital expenditures and investments	$127.7	484.3
Change in capital expenditure accruals	(11.5)	27.2
Total capital expenditures and investments	$116.2	511.5
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Six Months Ended June 30
	2016	2015
Other Noncash Investing and Financing Activities
Contributions of net assets into joint ventures	$—	43.3
Transfer of net liabilities to Phillips 66—Acquisitions	45.3	—

Note 12—Related Party Transactions

Commercial Agreements
In connection with our Initial Public Offering (the Offering) and subsequent acquisitions from Phillips 66, we entered into multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation service agreement and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring, fractionation and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil, NGL and refined petroleum products or minimum monthly service fees. Under our transportation and terminaling services agreements, if Phillips 66 fails to transport, throughput or store its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement.

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

Amended Omnibus Agreement
The amended omnibus agreement addresses our payment of an annual operating and administrative support fee and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities related to the assets we acquired in connection with the Offering, and the prefunding of certain projects by Phillips 66. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks.

Tax Sharing Agreement
In connection with the Offering, we entered into a tax sharing agreement with Phillips 66 pursuant to which we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 due to our results of operations being included in a combined or consolidated tax return filed by Phillips 66 with respect to taxable periods including or beginning on or after the closing date of the Offering. The amount of any such reimbursement will be limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with Phillips 66. Phillips 66 may use its tax attributes to cause its combined or consolidated group, of which we may be a member for this purpose, to owe no tax. However, we would nevertheless reimburse Phillips 66 for the tax we would have owed had the attributes not been available or used for our benefit, even though Phillips 66 had no cash expense for that period.

For additional information on our commercial and other agreements with Phillips 66 entered into in connection with the Subsequent Fractionator Transaction, see our Current Report on Form 8-K filed with the SEC on May 3, 2016.

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015*	2016	2015*

Operating and maintenance expenses	$11.0	9.4	23.0	18.4
General and administrative expenses	6.3	6.7	13.6	13.1
Interest and debt expense	1.7	—	2.2	1.9
Total	$19.0	16.1	38.8	33.4
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Currently, we pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $3.0 million. The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, rail racks, fractionator, and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gain/loss associated with volumes transported by Phillips 66.

Note 13—Income Taxes

Our effective tax rates were 0.5 percent and 0.4 percent for the three- and six-month periods ended June 30, 2016, respectively, compared with (0.2) percent and 0.1 percent for the corresponding periods of 2015.

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from the laws of states, primarily Texas, that apply to entities organized as partnerships.

Note 14—Leases

We are the lessor under transportation service agreements, terminal services agreements, storage services agreements and a fractionation service agreement, in each case, with Phillips 66 as lessee, that are considered operating leases under accounting principles generally accepted in the United States (GAAP). Certain of these agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all of these agreements are recorded within “Operating revenues—related parties” on our consolidated statement of income.

As of June 30, 2016, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars
Remainder of 2016	$195.6
2017	363.5
2018	344.6
2019	314.0
2020	310.4
2021	302.1
2022 and thereafter	933.4
Total	$2,763.6

Note 15—New Accounting Standards

In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which will result in the more timely recognition of losses. Public business entities should apply the guidance in ASU 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are currently evaluating the provisions of ASU 2016-13 and assessing the impact on our financial statements.

In March 2016, the FASB issued ASU No. 2016-07, “Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement that an investor retroactively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Public business entities should apply the guidance in ASU 2016-07 for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU 2016-07, but do not expect any significant impact on our financial statements.

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

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU 2016-01. Our initial review indicates that ASU 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. We are currently evaluating the provisions of ASU 2014-09 and assessing the impact on our financial statements. As part of our assessment work to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation.

Note 16— Subsequent Events

On July 25, 2016, we announced that we have agreed to acquire an additional 2.5 percent equity interest in Explorer Pipeline Company. This acquisition will increase our ownership interest from 19.46 percent to approximately 22 percent. The acquisition is expected to close in August 2016, subject to normal regulatory review.

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

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionation facility. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are connected to, and integral to the operation of, seven of Phillips 66’s owned or joint-venture refineries.

We generate revenue primarily by providing fee-based transportation, terminaling, storage and NGL fractionation services to Phillips 66 and other customers. Our equity affiliates generate revenue primarily from transporting and terminaling NGL, refined petroleum products and crude oil.

In March and May 2016, in two separate transactions, we acquired an NGL fractionator and associated storage caverns from Phillips 66, along with a refined petroleum products pipeline system (the Initial Fractionator Acquisition and Subsequent Fractionator Acquisition, respectively). See Note 4—Acquisitions, in the Notes to Consolidated Financial Statements, for additional information.

On May 10, 2016, we completed the public offering of 12,650,000 common units for total proceeds (net of underwriting discounts) of approximately $655.6 million (2016 Unit Offering). The net proceeds from the 2016 Unit Offering were used to repay a portion of the notes assumed as part of the consideration paid for the Subsequent Fractionator Acquisition. See Note 4—Acquisitions, Note 7—Debt, and Note 8—Equity, in the Notes to Consolidated Financial Statements for additional information.

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

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil, refined petroleum products and NGL that we handle in our pipeline, terminal, rail rack, storage and NGL fractionator systems. In addition, our equity affiliates generate revenue from transporting NGL, crude oil and refined petroleum products. These volumes are primarily affected by the supply of, and demand for, NGL, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under many of our commercial agreements.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repair and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. Although we seek to manage our maintenance expenditures on our facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is performed regularly.

Our operating and maintenance expenses are also affected by volumetric gains/losses resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any NGL, crude oil, or refined petroleum product volumetric gain/loss is determined by reference to the monthly average reference price for the applicable commodity. Any gains and losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) plus net interest expense, income taxes, depreciation and amortization attributable to both the Partnership and our Predecessors.

Adjusted EBITDA is the EBITDA directly attributable to the Partnership after deducting the EBITDA attributable to our Predecessors, further adjusted for:

•	The difference between cash distributions received and equity earnings from our affiliates.

•	Transaction costs associated with acquisitions.

•	Certain other noncash items, including expenses indemnified by Phillips 66.

Distributable cash flow is defined as adjusted EBITDA less net interest, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue impacts and prefunded maintenance capital expenditures.

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

The GAAP performance measure most directly comparable to EBITDA and adjusted EBITDA is net income. The GAAP liquidity measure most directly comparable to EBITDA and distributable cash flow is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities. They have important limitations as analytical tools because they exclude some but not all items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, adjusted EBITDA and distributable cash flow may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2016, is based on a comparison with the corresponding periods of 2015.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015*	2016	2015*
Revenues
Operating revenues—related parties	$108.1	66.3	207.3	132.9
Operating revenues—third parties	2.1	0.9	4.1	2.0
Equity in earnings of affiliates	29.9	20.6	54.7	26.7
Other income	0.3	—	0.5	0.1
Total revenues and other income	140.4	87.8	266.6	161.7

Costs and Expenses
Operating and maintenance expenses	27.9	19.6	50.9	36.0
Depreciation	14.5	5.4	28.4	10.7
General and administrative expenses	7.8	7.5	16.8	15.8
Taxes other than income taxes	5.6	3.8	11.1	5.8
Interest and debt expense	11.0	9.5	20.9	15.4
Other expenses	—	0.1	—	0.1
Total costs and expenses	66.8	45.9	128.1	83.8
Income before income taxes	73.6	41.9	138.5	77.9
Provision for (benefit from) income taxes	0.4	(0.1)	0.6	0.1
Net Income	73.2	42.0	137.9	77.8
Less: Net income attributable to Predecessors	5.7	—	18.1	0.4
Net income attributable to the Partnership	67.5	42.0	119.8	77.4
Less: General partner’s interest in net income attributable to the Partnership	21.1	9.0	36.9	15.4
Limited partners’ interest in net income attributable to the Partnership	$46.4	33.0	82.9	62.0

Net cash provided by operating activities	$94.6	64.6	166.0	97.5

Adjusted EBITDA	$97.3	56.9	171.1	105.8

Distributable cash flow	$84.4	47.8	148.5	89.7
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil	287	282	284	282
Refined products*	622	487	596	495
Total*	909	769	880	777

Selected Joint Venture Pipelines(2)
Natural gas liquids	346	285	326	192

Terminals
Terminaling throughput and storage volumes(3)
Crude oil(4)	559	518	530	538
Refined products	450	424	439	427
Total	1,009	942	969	965

Revenue Per Barrel (dollars)
Average pipeline revenue*(5)	$0.49	0.48	0.49	0.48
Average terminaling and storage revenue	0.38	0.39	0.39	0.39
* Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
(1) Represents the sum of volumes transported through each separately tariffed pipeline segment.
(2) Total post-acquisition pipeline system throughput volumes for the Sand Hills and Southern Hills pipelines (100 percent basis) per day for each period presented.
(3) Terminaling throughput and storage volumes include leased capacity converted to a MBD-equivalent based on capacity divided by days in the period.
(4) Crude oil terminals include Bayway and Ferndale rail rack volumes.
(5) Excludes average pipeline revenue per barrel from equity affiliates.

The following tables present reconciliations of EBITDA and adjusted EBITDA to net income and EBITDA and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015*	2016	2015*
Reconciliation to Net Income
Net Income	$73.2	42.0	137.9	77.8
Plus:
Depreciation	14.5	5.4	28.4	10.7
Net interest expense	10.9	9.5	20.6	15.3
Provision for (benefit from) income taxes	0.4	(0.1)	0.6	0.1
EBITDA	99.0	56.8	187.5	103.9
Plus:
Distributions in excess of equity earnings	2.2	0.2	6.3	0.9
Expenses indemnified or prefunded by Phillips 66	3.9	—	4.0	0.3
Transaction costs associated with acquisitions	0.7	—	1.7	1.4
Less:
EBITDA attributable to Predecessors	8.5	0.1	28.4	0.7
Adjusted EBITDA	97.3	56.9	171.1	105.8
Plus:
Deferred revenue impacts**	1.3	2.3	2.7	3.5
Less:
Net interest	10.9	9.5	20.8	16.0
Income taxes paid	0.3	0.4	0.3	0.4
Maintenance capital expenditures	3.0	1.5	4.2	3.2
Distributable Cash Flow†	$84.4	47.8	148.5	89.7
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.
†Although distributable cash flow is a liquidity measure, it is presented in this reconciliation to net income as supplemental information.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015*	2016	2015*
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$94.6	64.6	166.0	97.5
Plus:
Net interest expense	10.9	9.5	20.6	15.3
Provision for (benefit from) income taxes	0.4	(0.1)	0.6	0.1
Changes in working capital	(1.8)	(15.0)	12.6	(11.8)
Undistributed equity earnings	1.7	(2.2)	1.1	3.6
Accrued environmental costs	0.1	(0.1)	0.1	(0.1)
Other**	(6.9)	0.1	(13.5)	(0.7)
EBITDA	99.0	56.8	187.5	103.9
Plus:
Distributions in excess of equity earnings	2.2	0.2	6.3	0.9
Expenses indemnified or prefunded by Phillips 66	3.9	—	4.0	0.3
Transaction costs associated with acquisitions	0.7	—	1.7	1.4
Less:
EBITDA attributable to Predecessors	8.5	0.1	28.4	0.7
Adjusted EBITDA	97.3	56.9	171.1	105.8
Plus:
Deferred revenue impacts†	1.3	2.3	2.7	3.5
Less:
Net interest	10.9	9.5	20.8	16.0
Income taxes paid	0.3	0.4	0.3	0.4
Maintenance capital expenditures	3.0	1.5	4.2	3.2
Distributable Cash Flow	$84.4	47.8	148.5	89.7
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Primarily deferred revenue.
†Difference between cash receipts and revenue recognition.

Minimum Volume Commitments
Under certain of our transportation services agreements, if Phillips 66 fails to transport a minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. Billings to Phillips 66 for these shortfall volumes are initially recorded as “Deferred revenues—related parties” on our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. The deferred revenue is recognized at the earlier of the quarter in which Phillips 66 makes up the shortfall volumes or the expiration of the period in which Phillips 66 is contractually allowed to make up the shortfall volumes, which is generally the subsequent four quarters.

Detail on these transportation-based deferred revenues follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2016	2015	2016	2015

Deferred revenues—beginning of period	$5.2	1.7	4.4	0.6
Quarterly deficiency payments(1)	2.4	2.5	4.5	4.1
Quarterly deficiency make-up/expirations(2)	(2.4)	(0.4)	(3.7)	(0.9)
Deferred revenues—end of period	$5.2	3.8	5.2	3.8
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

Operating revenues increased $43.0 million, or 64 percent, and $76.5 million, or 57 percent, in the second quarter and the six-month period of 2016, respectively. The increases were primarily attributable to additional revenues from the Sweeny NGL Fractionator and Clemens Caverns, which fully commenced operations in the fourth quarter of 2015. In addition, the increases in both 2016 periods benefited from higher throughput volumes on our Gold Line Products System due to lower maintenance and turnaround activities at the Borger Refinery.

Equity in earnings of affiliates increased $9.3 million and $28.0 million in the second quarter and the six-month period of 2016, respectively. The increases mainly resulted from higher earnings from our investments in Explorer Pipeline Company (Explorer), DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) due to higher volumes. The increase in the six-month period also reflected two full quarters of earnings from our equity interests in these companies, which we acquired in March 2015.

The increases in operating and maintenance expenses, depreciation and taxes other than income taxes in the second quarter and the six-month period of 2016 were primarily due to the impact of the full commercial operation of the Sweeny NGL Fractionator and Clemens Caverns in the first half of 2016. These assets were under construction during the first half of 2015.

Interest and debt expense increased $5.5 million, or 35.7 percent, in the six-month period of 2016. The increase in the six-month period mainly resulted from a higher average debt principal balance as a result of the issuance of $1.1 billion in aggregate principal amount of Senior Notes in February 2015. See Note 7—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
Our operations generated $166.0 million in cash from operations during the first six months of 2016, an improvement over cash from operations of $97.5 million for the corresponding period of 2015. The improvement was mainly driven by earnings from the Sweeny NGL Fractionator and Clemens Caverns, which became fully operational in the fourth quarter of 2015. This increase was partially offset by higher operating and maintenance expenses and working capital impacts.

Common Units
On May 10, 2016, we completed the 2016 Unit Offering at a price of $52.40 per common unit. We received proceeds (net of underwriting discounts) of $655.6 million from the 2016 Unit Offering. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 7—Debt and Note 4—Acquisitions, in the Notes to Consolidated Financial Statements, for additional information on the debt assumed and the acquisition transaction, respectively.

In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit (the 2015 Unit Offering). We received proceeds (net of underwriting discounts) of $384.5 million from the 2015 Unit Offering. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes. See Note 5—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information on the Sand Hills, Southern Hills and Explorer acquisition.

Notes Payable
On March 1, 2016, in connection with the Initial Fractionator Acquisition, we entered into an Assignment and Assumption of Note agreement with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under a term promissory note (the Initial Note) with a $212 million principal balance.

On May 10, 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also on May 10, 2016, using proceeds from the 2016 Unit Offering, we repaid two of the Subsequent Notes in their entirety, and reduced the outstanding balance on the remaining Subsequent Note to $19.4 million, which was repaid on June 30, 2016.

The Initial Note matures on October 1, 2020, and bears interest at the rate of 3.0 percent per annum. Interest on the note is payable quarterly, and all principal and any accrued and unpaid interest is due and payable at maturity. The note may be paid in whole or in part prior to that date with no penalty, and it contains customary default provisions for failure to pay principal or interest.

Because the Initial Note and Subsequent Notes were held by entities we acquired in common control transactions, prior period debt balances have been recast as if we had held the notes since their inception in January 2014.

Revolving Credit Facility
At June 30, 2016, we had an aggregate of $40 million borrowed and outstanding under our $500 million revolving credit facility. No amounts were outstanding as of December 31, 2015.

ATM Program
On June 6, 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the SEC on May 13, 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). During the three months ended June 30, 2016, on a settlement-date basis, we issued an aggregate of 262,858 common units under our ATM Program, generating net proceeds of approximately $14.2 million, after broker commissions of $0.2 million. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Issuance of common units under the ATM Program can reduce our General Partner’s interest under 2 percent. We expect the General Partner’s interest to be periodically restored to 2 percent utilizing either dropdown transactions or direct equity contributions. However, these future contributions from our General Partner cannot be assured. At June 30, 2016, our General Partner’s interest was 1.99 percent.

Senior Notes
In February 2015, we issued, through a public offering, $1.1 billion of debt (Notes Offering) consisting of:

•	$300 million of 2.646% Senior Notes due February 15, 2020.

•	$500 million of 3.605% Senior Notes due February 15, 2025.

•	$300 million of 4.680% Senior Notes due February 15, 2045.

Total proceeds (net of underwriting discounts) received from this offering were $1,092.0 million. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments. In addition, we used a portion of the proceeds to repay three notes payable to a subsidiary of Phillips 66. Interest on each series of senior notes is payable semi-annually in arrears on February 15 and August 15 of each year, commencing on August 15, 2015. Our senior unsecured long-term debt has been rated investment grade by Standard & Poor’s Rating Services (BBB) and Moody’s Investor Services (Baa3).

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

Our capital expenditures and investments for the first six months of 2016 and 2015 were:

	Millions of Dollars
	Six Months Ended June 30
	2016	2015*

Capital expenditures attributable to our Predecessors	$22.5	414.1
Capital expenditures and investments attributable to the Partnership
Expansion	89.5	94.2
Maintenance	4.2	3.2
Total capital expenditures and investments	$116.2	511.5
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first six months of 2016 were $116.2 million, primarily associated with the following activities:

•	Contributions to our Sand Hills joint venture.

•	Increased storage capacity at Clemens Caverns.

•	Shared construction cost of the joint venture project with Paradigm, including the Sacagawea Pipeline, a crude oil storage terminal and central delivery facility in North Dakota.

•
Investment in construction of the Bayou Bridge pipeline, which will transport crude from Nederland, Texas to St James, Louisiana.  The initial segment of the pipeline to the Phillips 66 refinery in Lake Charles, Louisiana, was placed in service in April.

Acquisitions
During the first six months of 2016, we closed two acquisitions:

•	The March 2016 acquisition of a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC).

•	The May 2016 acquisition of the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline.

See Note 4— Acquisitions, and Note 11—Cash Flow Information, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions, including consideration paid and the cash and noncash elements of the transactions.

Cash Distribution
On July 20, 2016, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.505 per common unit which, combined with distributions to our General Partner, will result in a total distribution of $69.8 million, payable on August 12, 2016, to unitholders of record as of August 3, 2016.

Cash distributions will be made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on July 20, 2016, our General Partner will receive approximately 30 percent of the total cash distributions for the second quarter.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2016, and December 31, 2015, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

We accrue for environmental remediation activities when the responsibility to remediate is probable and the amount of associated costs can be reasonably estimated. As environmental remediation matters proceed toward ultimate resolution or as additional remediation obligations arise, charges in excess of those previously accrued may be required. New or expanded environmental requirements, which could increase our environmental costs, may arise in the future. We believe we are in substantial compliance with all legal obligations regarding the environment and have established the environmental accruals that are currently required; however, it is not possible to predict all of the ultimate costs of compliance, including remediation costs that may be incurred and penalties that may be imposed, because not all of the costs are fixed or presently determinable (even under existing legislation) and the costs may be affected by future legislation or regulations.

At June 30, 2016, we had $1.5 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize a non-cash expense and an associated non-cash capital contribution from our General Partner, as these are considered liabilities paid for by a principal unitholder.

We have assumed, and have agreed to pay, discharge and perform as and when due, all liabilities arising out of or attributable to the ownership or operation of the assets, or other activities occurring in connection with and attributable to the ownership or operation of the assets, from and after the effective date of each acquisition.

NEW ACCOUNTING STANDARDS

In March 2016, the FASB issued ASU No. 2016-07, “Equity Method and Joint Ventures (Topic 323): Simplifying the Transition to the Equity Method of Accounting.” The new standard eliminates the requirement that an investor retroactively apply equity method accounting when an investment that it had accounted for by another method initially qualifies for the equity method. Public business entities should apply the guidance in ASU 2016-07 for annual periods beginning after December 15, 2016, including interim periods within those annual periods, with early adoption permitted.  We are currently evaluating the provisions of ASU 2016-07, but do not expect it to have an the impact on our financial statements.

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

OUTLOOK

On July 25, 2016, we announced that we have agreed to acquire an additional 2.5 percent equity interest in Explorer Pipeline Company.  This acquisition will increase our ownership interest from 19.46 percent to approximately 22 percent.  The acquisition is expected to close in August 2016, subject to normal regulatory review.

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

•	Inability to timely obtain or maintain permits, including those necessary for capital projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to timely complete construction of announced and future capital projects.

•	The operation, financing and distribution decisions of our joint ventures.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, rail cars and other means of delivering and transporting crude oil, NGL and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K filed with the SEC on February 12, 2016.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at June 30, 2016, did not differ materially from that disclosed in Exhibit 99.2 of our Current Report on Form 8-K filed with the SEC on May 3, 2016.

Interest Rate Risk
Our interest rate risk at June 30, 2016, did not differ materially from that disclosed in the recast MD&A set forth in Exhibit 99.2 of our Current Report on Form 8-K filed with the SEC on May 3, 2016, and Item 3 of the 2016 Quarterly Report on Form 10-Q for the period ended March 31, 2016.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2016, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.1	Contribution, Conveyance and Assumption Agreement, dated as of May 4, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	5/4/2016	001-36011

10.2	Fourth Amendment to the Operational Services Agreement, dated as of May 10, 2016, by and among Phillips 66 Partners Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.1	5/10/2016	001-36011

10.3	Equity Distribution Agreement, dated as of June 6, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, and RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Mizuho Securities USA Inc. and Morgan Stanley & Co. LLC	8-K	1.1	6/6/2016	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

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

July 29, 2016