Form 10-Q
period 2016-09-30
PHILLIPS 66 PARTNERS LP
filed 2016-10-28
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2016
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015*	2016	2015*
Revenues and Other Income
Operating revenues—related parties	$108.4	71.1	315.7	204.0
Operating revenues—third parties	1.8	0.7	5.9	2.7
Equity in earnings of affiliates	33.8	25.2	88.5	51.9
Other income	0.3	0.1	0.8	0.2
Total revenues and other income	144.3	97.1	410.9	258.8

Costs and Expenses
Operating and maintenance expenses	25.5	20.3	76.4	56.3
Depreciation	15.1	6.1	43.5	16.8
General and administrative expenses	9.2	7.4	26.0	23.2
Taxes other than income taxes	1.2	3.1	12.3	8.9
Interest and debt expense	9.9	9.2	30.8	24.6
Other expenses	0.1	—	0.1	0.1
Total costs and expenses	61.0	46.1	189.1	129.9
Income before income taxes	83.3	51.0	221.8	128.9
Provision for income taxes	0.2	0.1	0.8	0.2
Net Income	83.1	50.9	221.0	128.7
Less: Net income (loss) attributable to Predecessors	—	(1.4)	18.1	(1.0)
Net income attributable to the Partnership	83.1	52.3	202.9	129.7
Less: General partner’s interest in net income attributable to the Partnership	26.0	11.5	62.9	26.9
Limited partners’ interest in net income attributable to the Partnership	$57.1	40.8	140.0	102.8

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$0.57	0.50	1.53	1.40
Subordinated units—Phillips 66	—	—	—	0.82

Cash Distributions Paid Per Limited Partner Unit (dollars)	$0.505	0.400	1.444	1.110

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	40,392	24,139	32,007	23,120
Common units—Phillips 66	60,163	57,743	59,408	40,366
Subordinated units—Phillips 66	—	—	—	17,028
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015*	2016	2015*

Net Income	$83.1	50.9	221.0	128.7
Defined benefit plans
Plan sponsored by equity affiliate, net of tax	(0.4)	—	0.3	—
Other Comprehensive Income	(0.4)	—	0.3	—
Comprehensive Income	$82.7	50.9	221.3	128.7
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2016	December 31 2015
Assets
Cash and cash equivalents	$19.0	50.3
Accounts receivable—related parties	39.8	21.4
Accounts receivable—third parties	1.6	3.3
Materials and supplies	5.5	4.5
Prepaid expenses	3.8	1.9
Other current assets	0.4	2.3
Total Current Assets	70.1	83.7
Equity investments	1,103.4	944.9
Net properties, plants and equipment	1,674.3	1,644.1
Goodwill	2.5	2.5
Deferred rentals—related parties	5.3	5.6
Deferred tax assets	—	0.1
Other assets	24.9	0.7
Total Assets	$2,880.5	2,681.6

Liabilities
Accounts payable—related parties	$7.3	3.9
Accounts payable—third parties	19.6	66.9
Payroll and benefits payable	—	0.7
Accrued property and other taxes	11.8	7.7
Accrued interest	5.1	22.2
Short-term debt	50.0	—
Deferred revenues—related parties	10.0	4.6
Other current liabilities	1.1	0.9
Total Current Liabilities	104.9	106.9
Notes payable—related party	—	964.0
Long-term debt	1,091.4	1,090.7
Asset retirement obligations	4.0	3.9
Accrued environmental costs	0.9	0.8
Deferred income taxes	1.0	0.3
Deferred revenues—related parties—long-term	19.9	11.0
Total Liabilities	1,222.1	2,177.6

Equity
Net investment—Predecessors	—	113.9
Common unitholders—public (2016—43,134,902 units issued and outstanding; 2015—24,138,750 units issued and outstanding)	1,790.3	808.9
Common unitholder—Phillips 66 (2016—60,162,787 units issued and outstanding; 2015—58,349,042 units issued and outstanding)	468.9	233.0
General partner—Phillips 66 (2016—1,978,603 units issued and outstanding; 2015—1,683,425 units issued and outstanding)	(599.6)	(650.3)
Accumulated other comprehensive loss	(1.2)	(1.5)
Total Equity	1,658.4	504.0
Total Liabilities and Equity	$2,880.5	2,681.6
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015*
Cash Flows From Operating Activities
Net income	$221.0	128.7
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	43.5	16.8
Deferred taxes	0.5	—
Deferred rentals	0.3	0.3
Accrued environmental costs	0.1	0.6
Undistributed equity earnings	(3.8)	(2.7)
Deferred revenues—long-term	8.9	3.3
Other	4.4	1.6
Working capital adjustments
Decrease (increase) in accounts receivable	(16.2)	(4.1)
Decrease (increase) in materials and supplies	(1.0)	(1.8)
Decrease (increase) in prepaid expenses and other current assets	(2.0)	(2.1)
Increase (decrease) in accounts payable	2.8	(8.6)
Increase (decrease) in accrued interest	(17.1)	3.2
Increase (decrease) in deferred revenues	5.4	5.7
Increase (decrease) in other accruals	3.5	5.6
Net Cash Provided by Operating Activities	250.3	146.5

Cash Flows From Investing Activities
Sand Hills/Southern Hills/Explorer equity investment acquisition	—	(734.3)
Cash capital expenditures and investments	(248.9)	(676.9)
Return of investment from equity affiliates	10.4	8.2
Other	(24.2)	—
Net Cash Used in Investing Activities	(262.7)	(1,403.0)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	89.2	36.1
Acquisition of noncontrolling interest in Sweeny Frac LLC	(655.6)	—
Issuance of debt	427.6	1,669.7
Repayment of debt	(686.0)	(498.6)
Issuance of common units	983.1	396.4
Offering costs	(11.3)	(12.5)
Debt issuance costs	—	(9.9)
Distributions to General Partner associated with acquisitions	—	(145.7)
Quarterly distributions to common unitholders—public	(41.4)	(25.0)
Quarterly distributions to common unitholder—Phillips 66	(85.4)	(38.5)
Quarterly distributions to subordinated unitholder—Phillips 66	—	(25.0)
Quarterly distributions to General Partner—Phillips 66	(50.0)	(18.8)
Other cash contributions from (to) Phillips 66	10.9	(0.2)
Net Cash Provided by (Used in) Financing Activities	(18.9)	1,328.0

Net Change in Cash and Cash Equivalents	(31.3)	71.5
Cash and cash equivalents at beginning of period	50.3	17.4
Cash and Cash Equivalents at End of Period	$19.0	88.9
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total

December 31, 2014	$415.3	57.1	116.8	(517.0)	—	91.7	163.9
Net income attributable to Predecessors	—	—	—	—	—	(1.0)	(1.0)
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	36.1	36.1
Issuance of common units	383.9	—	—	—	—	—	383.9
Conversion of subordinated units	—	105.8	(105.8)	—	—	—	—
Deemed net distributions to General Partner associated with acquisitions	—	—	—	(145.0)	—	—	(145.0)
Net income attributable to the Partnership	30.3	58.5	14.0	26.9	—	—	129.7
Other comprehensive loss	—	—	—	—	(1.5)	—	(1.5)
Quarterly cash distributions to unitholders and General Partner	(25.0)	(38.5)	(25.0)	(18.8)	—	—	(107.3)
Other contributions from Phillips 66	—	—	—	4.1	—	—	4.1
September 30, 2015	$804.5	182.9	—	(649.8)	(1.5)	126.8	462.9

December 31, 2015	$808.9	233.0	—	(650.3)	(1.5)	113.9	504.0
Net income attributable to Predecessors	—	—	—	—	—	18.1	18.1
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	134.5	134.5
Issuance of common units	971.6	—	—	—	—	—	971.6
Allocation of net investment to unitholders	—	232.5	—	34.0	—	(266.5)	—
Net income attributable to the Partnership	51.2	88.8	—	62.9	—	—	202.9
Other comprehensive income	—	—	—	—	0.3	—	0.3
Quarterly cash distributions to unitholders and General Partner	(41.4)	(85.4)	—	(50.0)	—	—	(176.8)
Other contributions from Phillips 66	—	—	—	3.8	—	—	3.8
September 30, 2016	$1,790.3	468.9	—	(599.6)	(1.2)	—	1,658.4
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued in public equity offerings	5,250,000	—	—	—	5,250,000
Units issued associated with Sand Hills/Southern Hills/Explorer equity investment acquisition	—	1,587,376	—	139,538	1,726,914
Subordinated unit conversion	—	35,217,112	(35,217,112)	—	—
September 30, 2015	24,138,750	57,742,986	—	1,671,056	83,552,792

December 31, 2015	24,138,750	58,349,042	—	1,683,425	84,171,217
Units issued in public equity offerings	18,996,152	—	—	—	18,996,152
Units issued in Initial Fractionator Acquisition*	—	412,823	—	8,425	421,248
Units issued in Subsequent Fractionator Acquisition*	—	1,400,922	—	286,753	1,687,675
September 30, 2016	43,134,902	60,162,787	—	1,978,603	105,276,292
*See Note 4—Fractionator Acquisitions, in the Notes to Consolidated Financial Statements.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionator. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and integral to the operation of, seven of Phillips 66’s owned or joint-venture refineries.

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

In March and May of 2016, in two separate transactions, we acquired an NGL fractionator and associated storage caverns from Phillips 66, along with a refined petroleum products pipeline system. See Note 4—Fractionator Acquisitions for additional information.

On May 10, 2016, we completed a public offering of 12,650,000 common units for total proceeds (net of underwriting discounts and commissions) of $655.6 million (the First 2016 Unit Offering). The net proceeds from the First 2016 Unit Offering were used to repay a portion of the notes assumed as part of the consideration paid for the May acquisition described above. On August 12, 2016, we completed a public offering of 6,000,000 common units for total proceeds (net of underwriting discounts and commissions) of $298.5 million (the Second 2016 Unit Offering). The net proceeds from the Second 2016 Unit Offering were used to repay the note assumed as part of the consideration paid for the March acquisition described above, as well as other short-term borrowings. See Note 8—Equity for additional information.

Other developments during the third quarter of 2016 included:

•
Formation of STACK Pipeline Joint Venture: On August 3, 2016, we and Plains All American Pipeline, L.P. (Plains) formed STACK Pipeline LLC (STACK Pipeline JV), a 50/50 joint venture that owns and operates a crude oil storage terminal and a common carrier pipeline that transports crude oil. Plains contributed the terminal and pipeline to the joint venture, and we contributed $50.0 million in cash, which was distributed to Plains. See Note 5—Equity Investments for additional information.

•
Explorer Equity Investment Acquisition: On August 9, 2016, we acquired an additional 2.48 percent equity interest in Explorer Pipeline Company (Explorer). The acquisition increased our interest in Explorer from 19.46 percent to 21.94 percent. See Note 5—Equity Investments for additional information.

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

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of properties, plants and equipment (PP&E) and equity-method investments, or number of terminals and pipeline miles, and secondarily on activity-based cost allocations. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

The presentation of prior-period prepaid expenses on the consolidated balance sheet has been recast to conform to the current year’s presentation.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited retrospectively adjusted consolidated financial statements and notes included in our Current Report on Form 8-K filed with the U.S. Securities and Exchange Commission (SEC) on August 1, 2016. The results of operations for the three and nine months ended September 30, 2016, are not necessarily indicative of the results to be expected for the full year.

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

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities (VIE) Guidance in Topic 810, Consolidation.” The new standard removes the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification (ASC) and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the VIE guidance in ASC Topic 810, “Consolidation,” ASU No. 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, “Consolidation,” ASU No. 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. We adopted the provisions of this ASU related to the financial reporting requirements other than the VIE guidance effective January 1, 2015.  We adopted the remaining provisions effective January 1, 2016, and updated our disclosures about the risks and uncertainties related to our joint venture entities that have not commenced their principal operations.

Note 4—Fractionator Acquisitions

During 2016, in two separate transactions, we acquired an NGL fractionator and associated storage caverns from Phillips 66, along with a refined petroleum products pipeline system. Details on each of these transactions follow.

Initial Fractionator Acquisition
On February 17, 2016, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) for total consideration of $236 million (the Initial Fractionator Acquisition). Total consideration consisted of the assumption of a $212 million note payable to a subsidiary of Phillips 66 and the issuance of 412,823 newly issued common units to Phillips 66 Project Development Inc. (P66 PDI) and 8,425 general partner units to Phillips 66 Partners GP LLC (our General Partner) to maintain its 2 percent general partner interest. The Initial Fractionator Acquisition closed on March 1, 2016. Total transaction costs of $0.9 million were expensed as incurred. Because this acquisition was a transfer of businesses between entities under common control, we filed a Form 8-K on May 3, 2016, containing recasted financial statements and related notes, along with management’s discussion and analysis of financial condition and results of operations, with retrospective adjustments to include the results of operations and financial position of the assets acquired for all periods presented in our 2015 Form 10-K.

Subsequent Fractionator Acquisition
On May 4, 2016, we entered into a CCAA with subsidiaries of Phillips 66 to acquire the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline for total consideration of $775 million (the Subsequent Fractionator Acquisition). Total consideration consisted of the assumption of $675 million of notes payable to a subsidiary of Phillips 66 and the issuance of 1,400,922 newly issued common units to P66 PDI and 286,753 general partner units to our General Partner to maintain its 2 percent general partner interest in us after also taking into account the First 2016 Unit Offering. The Subsequent Fractionator Acquisition closed on May 10, 2016. Total transaction costs of $0.7 million were expensed as incurred. Because this acquisition was a transfer of businesses between entities under common control, we filed a Form 8-K on August 1, 2016, containing recasted financial statements and related notes, along with management’s discussion and analysis of financial condition and results of operations, with retrospective adjustments to include the results of operations and financial position of the assets acquired for all periods presented in our 2015 Form 10-K.

Acquired Assets
Through the Initial Fractionator Acquisition and Subsequent Fractionator Acquisition (collectively, the Acquisitions), we acquired the following assets (the Acquired Assets):

•
Sweeny NGL Fractionator. This newly constructed NGL fractionator is located within Phillips 66’s Sweeny refinery complex in Old Ocean, Texas, and has a processing capacity of 100,000 barrels per day. The NGL fractionator uses distillation to process a raw (Y-grade) NGL stream into its individual purity components, such as propane and butane.

•
Clemens Caverns. This newly constructed underground salt dome NGL storage facility is located near Brazoria, Texas. The Clemens Caverns facilitate handling of Y-grade NGL for input into the Sweeny NGL Fractionator, as well as storage of purity NGL products produced by the fractionator.

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

Commercial Agreements with Phillips 66
In connection with the Acquisitions, we entered into the following arrangements with Phillips 66:

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

	Nine Months Ended September 30, 2016
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP	Acquired Assets Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$291.4	24.3	315.7
Operating revenues—third parties	5.9	—	5.9
Equity in earnings of affiliates	88.5	—	88.5
Other income	0.6	0.2	0.8
Total revenues and other income	386.4	24.5	410.9

Costs and Expenses
Operating and maintenance expenses	71.0	5.4	76.4
Depreciation	37.9	5.6	43.5
General and administrative expenses	25.1	0.9	26.0
Taxes other than income taxes	10.5	1.8	12.3
Interest and debt expense	30.8	—	30.8
Other expenses	0.1	—	0.1
Total costs and expenses	175.4	13.7	189.1
Income before income taxes	211.0	10.8	221.8
Provision for income taxes	0.8	—	0.8
Net Income	210.2	10.8	221.0
Less: Net income attributable to noncontrolling interests	7.3	(7.3)	—
Less: Net income attributable to Predecessors	—	18.1	18.1
Net Income Attributable to the Partnership	$202.9	—	202.9

	Three Months Ended September 30, 2015
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP (As Previously Reported)	Acquired Assets Predecessor	Phillips 66 Partners LP (As Currently Reported)
Revenues and Other Income
Operating revenues—related parties	$65.4	5.7	71.1
Operating revenues—third parties	0.7	—	0.7
Equity in earnings of affiliates	25.2	—	25.2
Other income	0.1	—	0.1
Total revenues and other income	91.4	5.7	97.1

Costs and Expenses
Operating and maintenance expenses	15.5	4.8	20.3
Depreciation	5.7	0.4	6.1
General and administrative expenses	6.2	1.2	7.4
Taxes other than income taxes	2.4	0.7	3.1
Interest and debt expense	9.2	—	9.2
Total costs and expenses	39.0	7.1	46.1
Income (loss) before income taxes	52.4	(1.4)	51.0
Provision for income taxes	0.1	—	0.1
Net Income (Loss)	52.3	(1.4)	50.9
Less: Net loss attributable to Predecessors	—	(1.4)	(1.4)
Net Income Attributable to the Partnership	$52.3	—	52.3

	Nine Months Ended September 30, 2015
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP (As Previously Reported)	Acquired Assets Predecessor	Phillips 66 Partners LP (As Currently Reported)
Revenues and Other Income
Operating revenues—related parties	$190.5	13.5	204.0
Operating revenues—third parties	2.7	—	2.7
Equity in earnings of affiliates	51.9	—	51.9
Other income	0.2	—	0.2
Total revenues and other income	245.3	13.5	258.8

Costs and Expenses
Operating and maintenance expenses	47.8	8.5	56.3
Depreciation	16.1	0.7	16.8
General and administrative expenses	20.0	3.2	23.2
Taxes other than income taxes	6.8	2.1	8.9
Interest and debt expense	24.6	—	24.6
Other expenses	0.1	—	0.1
Total costs and expenses	115.4	14.5	129.9
Income (loss) before income taxes	129.9	(1.0)	128.9
Provision for income taxes	0.2	—	0.2
Net Income (Loss)	129.7	(1.0)	128.7
Less: Net loss attributable to Predecessors	—	(1.0)	(1.0)
Net Income Attributable to the Partnership	$129.7	—	129.7

Note 5—Equity Investments

STACK Pipeline JV
On August 3, 2016, we and Plains formed STACK Pipeline JV, which owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma. Plains contributed the terminal and pipeline in exchange for its 50 percent interest in the joint venture. We contributed $50.0 million in cash, which was distributed to Plains, in exchange for our 50 percent interest in the joint venture. Additionally, contingent upon execution of a commercial agreement, we would pay an additional $4.0 million to Plains.

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

As of September 30, 2016, the planned principal operations of Paradigm Pipeline had not commenced. Until the planned principal operations have commenced, Paradigm Pipeline does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represents a VIE in which we are not the primary beneficiary. Our maximum exposure to loss represented the carrying value of our investment of $96.3 million.

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a CCAA with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) and its 19.46 percent equity interest in Explorer. The transaction closed in March 2015. Total consideration for the transaction was $1.01 billion consisting in part of $880 million in cash, funded by a portion of the proceeds from a public offering of unsecured senior notes and a public offering of common units. In addition, the Partnership issued 1,587,376 common units to P66 PDI and 139,538 general partner units to our General Partner to maintain its 2 percent interest. Total transaction costs of $0.9 million were expensed as incurred in general and administrative expenses.

On August 9, 2016, we acquired an additional 2.48 percent equity interest in Explorer. The acquisition increased our interest in Explorer from 19.46 percent to 21.94 percent.

Bayou Bridge Pipeline
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

Total consideration for the transaction, which closed in December 2015, was $69.6 million, consisting of the assumption of a $34.8 million note payable to Phillips 66 that was immediately paid in full; the issuance of 606,056 common units to P66 PDI; and the issuance of 12,369 general partner units of the Partnership to our General Partner to maintain its 2 percent general partner interest.

The acquisitions of interests in the Sand Hills, Southern Hills, Explorer and Bayou Bridge Pipeline joint ventures represented transfers of investments between entities under common control. Accordingly, these equity investments were transferred at historical carrying value, but are included in the financial statements prospectively from the effective date of each acquisition.

The following table summarizes our equity investments:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		September 30 2016	December 31 2015

Sand Hills	33.34%	$439.6	430.5
Southern Hills	33.34	213.3	212.9
Explorer*	21.94	128.7	102.4
Phillips 66 Partners Terminal	70.00	73.8	77.0
Paradigm Pipeline	50.00	96.3	52.5
Bayou Bridge Pipeline	40.00	100.1	69.6
STACK Pipeline JV	50.00	51.6	—
Total equity investments		$1,103.4	944.9
*Percentage ownership was 19.46% at December 31, 2015.

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Sand Hills	$16.7	15.1	48.0	33.9
Southern Hills	7.2	3.5	21.3	8.7
Explorer	8.5	6.6	17.6	9.3
Phillips 66 Partners Terminal	(0.2)	—	0.1	—
Paradigm Pipeline	(0.2)	—	(0.4)	—
Bayou Bridge Pipeline	1.4	—	1.5	—
STACK Pipeline JV	0.4	—	0.4	—
Total equity in earnings of affiliates	$33.8	25.2	88.5	51.9

Summarized 100 percent financial information for Sand Hills follows. Although the acquisition of Sand Hills closed on March 2, 2015, the entire nine-month period ended September 30, 2015, is presented in the table below, for enhanced comparability.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Revenues	$71.9	63.8	200.8	175.3
Income before income taxes	50.4	45.8	142.5	122.1
Net income	50.0	45.4	141.6	121.3

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2016	December 31 2015

Land	$14.1	13.8
Buildings and improvements	58.2	30.0
Pipelines and related assets*	264.1	259.1
Terminals and related assets*	361.3	345.9
Rail racks and related assets*	136.5	136.3
Fractionator and related assets*	615.6	626.2
Caverns and related assets*	516.3	277.5
Construction-in-progress	33.8	237.7
Gross PP&E	1,999.9	1,926.5
Less: Accumulated depreciation	(325.6)	(282.4)
Net PP&E	$1,674.3	1,644.1
*Assets for which we are the lessor. See Note 14—Leases.

Note 7—Debt

Debt at September 30, 2016, and December 31, 2015, was:

	Millions of Dollars
	September 30, 2016
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	302.0	—	302.0	300.0
3.605% Senior Notes due 2025	—	503.8	—	503.8	500.0
4.680% Senior Notes due 2045	—	286.0	—	286.0	300.0
Revolving credit facility	50.0	—	—	50.0	50.0
Debt at face value	$50.0	1,091.8	—	1,141.8	1,150.0
Net unamortized discounts and debt issuance costs					(8.6)
Total debt					$1,141.4
*The fair value was estimated using quoted market prices of comparable instruments.

	Millions of Dollars
	December 31, 2015
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	282.0	—	282.0	300.0
3.605% Senior Notes due 2025	—	431.9	—	431.9	500.0
4.680% Senior Notes due 2045	—	225.2	—	225.2	300.0
Notes payable to Phillips 66 due 2020 at 3.0%	—	961.1	—	961.1	964.0
Debt at face value	$—	1,900.2	—	1,900.2	2,064.0
Net unamortized discounts and debt issuance costs					(9.3)
Total debt					$2,054.7
*The fair value was estimated using quoted market prices of comparable instruments.

Revolving Credit Facility
At September 30, 2016, we had an aggregate of $50 million borrowed and outstanding under our $500 million revolving credit facility established by our Credit Agreement dated June 7, 2013 (the Credit Agreement). No amounts were outstanding as of December 31, 2015.

In early October 2016, we entered into a Second Amendment (the Second Amendment) to our Credit Agreement. The Second Amendment increased the amount available under the Credit Agreement to $750 million and extended the termination date to October 3, 2021.

We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million for a total of $1.0 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Credit Agreement for two additional one-year terms after October 3, 2021, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

Outstanding borrowings under the Credit Agreement bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on our credit ratings in effect from time to time. The Credit Agreement requires that the Partnership’s ratio of total debt to EBITDA for the prior four fiscal quarters must be no greater than 5.0 to 1.0 as of the last day of each fiscal quarter (and 5.5 to 1.0 during the period following certain specified acquisitions).

Notes Payable
On March 1, 2016, in connection with the Initial Fractionator Acquisition, we entered into an Assignment and Assumption of Note agreement with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under a term promissory note (the Initial Note) with a $212 million principal balance. In August 2016, using proceeds from the Second 2016 Unit Offering, we repaid the note in its entirety.

On May 10, 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also on May 10, 2016, using proceeds from the First 2016 Unit Offering, we repaid two of the Subsequent Notes in their entirety, and reduced the outstanding balance on the remaining Subsequent Note to $19.4 million, which was repaid on June 30, 2016.

Because the Initial Note and Subsequent Notes were held by entities we acquired in common control transactions, prior period debt balances have been recast as if we had held the notes since their inception in January 2014.

Note 8—Equity

ATM Program
On June 6, 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the SEC on May 13, 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). During the three and nine months ended September 30, 2016, on a settlement-date basis, we issued an aggregate of 83,294 and 346,152 common units, respectively, under our ATM Program, generating net proceeds of approximately $4.5 million and $18.7 million, respectively, after broker commissions of $0.2 million for the nine months ended September 30, 2016. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Common Unit Offerings
On August 12, 2016, we completed a public offering of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit, for total proceeds (net of underwriting discounts and commissions) of $298.5 million (Second 2016 Unit Offering). The net proceeds from the Second 2016 Unit Offering were used to repay the note assumed as part of the Initial Fractionator Acquisition, as well as other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to the recently formed STACK Pipeline JV. See Note 4—Fractionator Acquisitions and Note 7—Debt for additional information.

On May 10, 2016, we completed the First 2016 Unit Offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit. We received proceeds (net of underwriting discounts and commissions) of $655.6 million from the offering. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Fractionator Acquisitions and Note 7—Debt for additional information.

In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit (the 2015 Unit Offering). We received proceeds (net of underwriting discounts and commissions) of $384.5 million from the offering. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes. See Note 5—Equity Investments for additional information on the Sand Hills, Southern Hills and Explorer acquisition.

Note 9—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units (for the period subordinated units were outstanding) is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. The classes of participating securities as of September 30, 2016, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding.

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

When our financial statements are retrospectively adjusted after a dropdown transaction, the earnings of the acquired business, prior to the closing of the transaction, are allocated entirely to our General Partner and presented as net income (loss) attributable to Predecessors. The earnings per unit of our limited partners prior to the close of the transaction do not change as a result of the dropdown. After the closing of a dropdown transaction, the earnings of the acquired business are allocated in accordance with our partnership agreement as previously described.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Net income attributable to the Partnership	$83.1	52.3	202.9	129.7
Less: General partner’s distribution declared (including IDRs)*	25.6	11.1	62.0	26.3
Limited partners’ distribution declared on common units*	56.9	35.1	145.9	85.1
Limited partner’s distribution declared on subordinated units*	—	—	—	13.0
Distributions less than (in excess of) net income attributable to the Partnership	$0.6	6.1	(5.0)	5.3
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Three Months Ended September 30, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$25.6	56.9	—	82.5
Distribution less than net income attributable to the Partnership	0.4	0.2	—	0.6
Net income attributable to the Partnership	$26.0	57.1	—	83.1

Weighted average units outstanding:
Basic	1,978,603	100,555,277	—	102,533,880
Diluted	1,978,603	100,555,277	—	102,533,880

Net income per limited partner unit (dollars):
Basic		$0.57	—
Diluted		0.57	—

Three Months Ended September 30, 2015
Net income attributable to the Partnership (millions):
Distribution declared	$11.1	35.1	—	46.2
Distribution less than net income attributable to the Partnership	0.4	5.7	—	6.1
Net income attributable to the Partnership	$11.5	40.8	—	52.3

Weighted average units outstanding:
Basic	1,671,056	81,881,736	—	83,552,792
Diluted	1,671,056	81,881,736	—	83,552,792

Net income per limited partner unit (dollars):
Basic		$0.50	—
Diluted		0.50	—

	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Nine Months Ended September 30, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$62.0	145.9	—	207.9
Distribution less than (in excess of) net income attributable to the Partnership	0.9	(5.9)	—	(5.0)
Net income attributable to the Partnership	$62.9	140.0	—	202.9

Weighted average units outstanding:
Basic	1,840,707	91,414,459	—	93,255,166
Diluted	1,840,707	91,414,459	—	93,255,166

Net income per limited partner unit (dollars):
Basic		$1.53	—
Diluted		1.53	—

Nine Months Ended September 30, 2015
Net income attributable to the Partnership (millions):
Distribution declared	$26.3	85.1	13.0	124.4
Distribution less than net income attributable to the Partnership	0.6	3.7	1.0	5.3
Net income attributable to the Partnership	$26.9	88.8	14.0	129.7

Weighted average units outstanding:
Basic	1,640,388	63,485,577	17,028,054	82,154,019
Diluted	1,640,388	63,485,577	17,028,054	82,154,019

Net income per limited partner unit (dollars):
Basic		$1.40	0.82
Diluted		1.40	0.82

On October 19, 2016, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.531 per common unit which, when combined with distributions to our General Partner, will result in total distributions of $82.5 million attributable to the third quarter of 2016. This distribution is payable November 14, 2016, to unitholders of record as of November 2, 2016.

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

At September 30, 2016, we had $1.4 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2016, and December 31, 2015, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Sand Hills, Southern Hills and Explorer Acquisition
Our 2015 acquisition of equity investments in Sand Hills, Southern Hills and Explorer had both cash and noncash elements. We attributed $734 million of the total $880 million cash consideration paid to the investment balance of the Sand Hills, Southern Hills and Explorer pipeline joint ventures acquired (an investing cash outflow). The remaining $146 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow). The common and general partner units issued to Phillips 66 in the transaction were assigned no value, because the cash consideration exceeded the historical net book value of the acquired assets in the transaction. Accordingly, the units issued for these acquisitions had no impact on partner capital balances, other than changing ownership percentages.

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015
Capital Expenditures and Investments
Capital expenditures attributable to Predecessors*	$22.5	531.7
Capital expenditures and investments attributable to the Partnership	206.9	137.7
Total capital expenditures and investments*	$229.4	669.4
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015*
Capital Expenditures and Investments
Cash capital expenditures and investments	$248.9	676.9
Change in capital expenditure accruals	(19.5)	(7.5)
Total capital expenditures and investments	$229.4	669.4
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015
Other Noncash Investing and Financing Activities
Contributions of net assets into joint ventures	$—	43.3
Transfer of net liabilities to Phillips 66—Acquisitions	45.3	—

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

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015*	2016	2015*

Operating and maintenance expenses	$15.2	11.1	38.2	29.5
General and administrative expenses	6.3	6.4	19.9	19.5
Interest and debt expense	0.7	—	2.9	1.9
Total	$22.2	17.5	61.0	50.9
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $3.0 million. On October 14, 2016, in connection with the transaction described in Note 16—Subsequent Events, the omnibus agreement was amended and our monthly operational and administrative support fee was increased to $6.9 million, going forward. The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services being performed for our operations. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, rail racks, fractionator, and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gain/loss associated with volumes transported by Phillips 66.

During the third quarter of 2016, we paid $24.2 million to Phillips 66 to assume Phillips 66’s rights and obligations under an agreement to acquire a third-party NGL logistics system in southeast Louisiana. This amount is presented on the consolidated balance sheet under “Other assets.” We have reflected our $24.2 million payment to Phillips 66 in the third quarter as an “other” investing cash outflow in the consolidated statement of cash flows. In October 2016, we were successful in restructuring the transaction, and we now expect to close the acquisition with the third party later this year.

Note 13—Income Taxes

Our effective tax rates were 0.2 percent and 0.4 percent for the three- and nine-month periods ended September 30, 2016, respectively, compared with 0.2 percent for both corresponding periods of 2015.

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from the laws of states, primarily Texas, that apply to entities organized as partnerships.

Note 14—Leases

We are the lessor under transportation service agreements, terminal services agreements, storage services agreements and a fractionation service agreement, in each case with Phillips 66 as lessee, that are considered operating leases under accounting principles generally accepted in the United States (GAAP). Certain of these agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from all of these agreements are recorded within “Operating revenues—related parties” on our consolidated statement of income.

As of September 30, 2016, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars
Remainder of 2016	$80.0
2017	361.8
2018	343.0
2019	312.3
2020	308.8
2021	300.4
2022 and thereafter	928.6
Total	$2,634.9

Note 15—New Accounting Standards

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Public business entities should apply the guidance in ASU No. 2016-15 for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2016-15 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous GAAP. A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use.  The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases in the previous lease guidance.  Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet.  The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. ASU No. 2014-09 was further amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients.” We are currently evaluating the provisions of ASU No. 2014-09, as amended, and assessing the impact on our financial statements. As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation.

Note 16— Subsequent Events

On October 11, 2016, we entered into a CCAA with subsidiaries of Phillips 66 for us to acquire certain pipeline and terminal assets supporting four Phillips 66 refineries (the Eagle Acquisition), as described in more detail below:

•
Ponca City Refinery Crude Assets: A crude pipeline and terminal system that provides crude supply for Phillips 66’s Ponca City Refinery, consisting of 503 miles of pipeline and 1.7 million barrels of storage.

•
Ponca City Refinery Products Assets: A refined products and NGL pipeline and terminal system that provides product takeaway transportation services for Phillips 66’s Ponca City Refinery, consisting of 524 miles of pipeline and 1.7 million barrels of storage.

•
Billings Refinery Crude Assets: A crude pipeline and terminal system that provides crude supply for Phillips 66’s Billings Refinery, consisting of a 79 percent undivided interest in a 623-mile pipeline and 570,000 barrels of storage.

•
Billings Refinery Products Assets: A refined products pipeline and terminal system that provides product takeaway transportation services for Phillips 66’s Billings Refinery, consisting of 342 miles of pipeline and 386,000 barrels of storage.

•	Bayway Refinery Products Assets: A refined products and NGL terminal system that provides storage services for Phillips 66’s Bayway Refinery, consisting of 2.0 million barrels of storage.

•
Borger Refinery Crude Assets: A crude pipeline and terminal system that provides crude supply for the Phillips 66-operated Borger Refinery, consisting of 1,089 miles of pipeline and 400,000 barrels of storage.

•
Borger Refinery Products Assets: A refined products pipeline and terminal system that provides product takeaway transportation services for the Phillips 66-operated Borger Refinery, consisting of 93 miles of pipeline, a 33 percent undivided interest in a 102-mile segment and a 54 percent undivided interest in a 19-mile segment of a 121-mile pipeline, a 50 percent interest in a 293-mile pipeline and 700,000 barrels of storage.

In connection with the Eagle Acquisition, we and Phillips 66 entered into multiple throughput and deficiency and terminal services agreements, each with a 10-year term, that include minimum contract volume commitments from Phillips 66 on the acquired pipeline assets and at the acquired terminal assets, respectively.

The Eagle Acquisition closed on October 14, 2016, at which time we paid Phillips 66 total consideration of approximately $1.3 billion, consisting of approximately $1.1 billion in cash and the issuance of 4,093,020 newly issued units, which were allocated as 3,884,237 common units to P66 PDI and 208,783 general partner units to our General Partner to allow it to maintain its 2 percent general partner interest in us. The Eagle Acquisition increased our total assets by over $1 billion, including approximately $800 million of PP&E and $180 million of goodwill.

To fund the cash portion of the Eagle Acquisition, on October 14, 2016, we closed on a public debt offering pursuant to our effective shelf registration statement and issued the following unsecured senior notes:

•	$500 million aggregate principal amount of 3.55% Senior Notes due October 1, 2026.

•	$625 million aggregate principal amount of 4.90% Senior Notes due October 1, 2046.

Total proceeds (net of underwriting discounts and commission) received from the notes offering were $1,111.4 million. Interest on each series of senior notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017.

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

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionator. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and integral to the operation of, seven of Phillips 66’s owned or joint-venture refineries.

We generate revenue primarily by providing fee-based transportation, terminaling, storage and NGL fractionation services to Phillips 66 and other customers. Our equity affiliates generate revenue primarily from transporting and terminaling NGL, refined petroleum products and crude oil.

In March and May 2016, in two separate transactions, we acquired an NGL fractionator and associated storage caverns from Phillips 66, along with a refined petroleum products pipeline system (the Initial Fractionator Acquisition and Subsequent Fractionator Acquisition, respectively). See Note 4—Fractionator Acquisitions, in the Notes to Consolidated Financial Statements, for additional information.

On May 10, 2016, we completed a public offering of 12,650,000 common units for total proceeds (net of underwriting discounts and commissions) of $655.6 million (the First 2016 Unit Offering). The net proceeds from the First 2016 Unit Offering were used to repay a portion of the notes assumed as part of the consideration paid for the May acquisition described above. On August 12, 2016, we completed a public offering of 6,000,000 common units for total proceeds (net of underwriting discounts and commissions) of $298.5 million (the Second 2016 Unit Offering). The net proceeds from the Second 2016 Unit Offering were used to repay the note assumed as part of the consideration paid for the March acquisition described above, as well as other short-term borrowings. See Note 8—Equity, in the Notes to Consolidated Financial Statements for additional information.

Other developments during the third quarter of 2016 included:

•
Formation of STACK Pipeline Joint Venture: On August 3, 2016, we and Plains All American Pipeline, L.P. (Plains) formed STACK Pipeline LLC (STACK Pipeline JV), a 50/50 joint venture that owns and operates a crude oil storage terminal and a common carrier pipeline that transports crude oil. Plains contributed the terminal and pipeline to the joint venture, and we contributed $50.0 million in cash, which was distributed to Plains. See Note 5—Equity Investments for additional information.

•
Explorer Equity Investment Acquisition: On August 9, 2016, we acquired an additional 2.48 percent equity interest in Explorer Pipeline Company (Explorer). The acquisition increased our interest in Explorer from 19.46 percent to 21.94 percent. See Note 5—Equity Investments for additional information.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2016, is based on a comparison with the corresponding periods of 2015.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015*	2016	2015*
Revenues and Other Income
Operating revenues—related parties	$108.4	71.1	315.7	204.0
Operating revenues—third parties	1.8	0.7	5.9	2.7
Equity in earnings of affiliates	33.8	25.2	88.5	51.9
Other income	0.3	0.1	0.8	0.2
Total revenues and other income	144.3	97.1	410.9	258.8

Costs and Expenses
Operating and maintenance expenses	25.5	20.3	76.4	56.3
Depreciation	15.1	6.1	43.5	16.8
General and administrative expenses	9.2	7.4	26.0	23.2
Taxes other than income taxes	1.2	3.1	12.3	8.9
Interest and debt expense	9.9	9.2	30.8	24.6
Other expenses	0.1	—	0.1	0.1
Total costs and expenses	61.0	46.1	189.1	129.9
Income before income taxes	83.3	51.0	221.8	128.9
Provision for income taxes	0.2	0.1	0.8	0.2
Net Income	83.1	50.9	221.0	128.7
Less: Net income (loss) attributable to Predecessors	—	(1.4)	18.1	(1.0)
Net income attributable to the Partnership	83.1	52.3	202.9	129.7
Less: General partner’s interest in net income attributable to the Partnership	26.0	11.5	62.9	26.9
Limited partners’ interest in net income attributable to the Partnership	$57.1	40.8	140.0	102.8

Net cash provided by operating activities	$84.3	49.0	250.3	146.5

Adjusted EBITDA	$110.9	73.3	282.0	179.1

Distributable cash flow	$101.9	64.5	250.4	154.2
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil	257	306	275	290
Refined products*	619	485	604	492
Total*	876	791	879	782

Selected Joint Venture Pipelines(2)
Natural gas liquids	346	280	333	221

Terminals
Terminaling throughput and storage volumes(3)
Crude oil(4)	541	536	534	537
Refined products	442	441	440	432
Total	983	977	974	969

Revenue Per Barrel (dollars)
Average pipeline revenue*(5)	$0.46	0.49	0.48	0.48
Average terminaling and storage revenue	0.39	0.39	0.39	0.39
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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015*	2016	2015*
Reconciliation to Net Income
Net Income	$83.1	50.9	221.0	128.7
Plus:
Depreciation	15.1	6.1	43.5	16.8
Net interest expense	9.9	9.1	30.5	24.4
Provision for income taxes	0.2	0.1	0.8	0.2
EBITDA	108.3	66.2	295.8	170.1
Plus:
Distributions in excess of equity earnings	0.3	4.6	6.6	5.5
Expenses indemnified or prefunded by Phillips 66	0.1	1.1	4.1	1.4
Transaction costs associated with acquisitions	2.2	0.4	3.9	1.8
Less:
EBITDA attributable to Predecessors	—	(1.0)	28.4	(0.3)
Adjusted EBITDA	110.9	73.3	282.0	179.1
Plus:
Deferred revenue impacts**	4.3	2.5	7.0	6.0
Less:
Net interest	9.9	9.1	30.7	25.1
Income taxes paid	—	—	0.3	0.4
Maintenance capital expenditures	3.4	2.2	7.6	5.4
Distributable Cash Flow†	$101.9	64.5	250.4	154.2
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.
†Although distributable cash flow is a liquidity measure, it is presented in this reconciliation to net income as supplemental information.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015*	2016	2015*
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$84.3	49.0	250.3	146.5
Plus:
Net interest expense	9.9	9.1	30.5	24.4
Provision for income taxes	0.2	0.1	0.8	0.2
Changes in working capital	12.0	13.9	24.6	2.1
Undistributed equity earnings	2.7	(0.9)	3.8	2.7
Accrued environmental costs	(0.2)	(0.5)	(0.1)	(0.6)
Other**	(0.6)	(4.5)	(14.1)	(5.2)
EBITDA	108.3	66.2	295.8	170.1
Plus:
Distributions in excess of equity earnings	0.3	4.6	6.6	5.5
Expenses indemnified or prefunded by Phillips 66	0.1	1.1	4.1	1.4
Transaction costs associated with acquisitions	2.2	0.4	3.9	1.8
Less:
EBITDA attributable to Predecessors	—	(1.0)	28.4	(0.3)
Adjusted EBITDA	110.9	73.3	282.0	179.1
Plus:
Deferred revenue impacts†	4.3	2.5	7.0	6.0
Less:
Net interest	9.9	9.1	30.7	25.1
Income taxes paid	—	—	0.3	0.4
Maintenance capital expenditures	3.4	2.2	7.6	5.4
Distributable Cash Flow	$101.9	64.5	250.4	154.2
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Primarily deferred revenue.
†Difference between cash receipts and revenue recognition.

Minimum Volume Commitments
Under certain of our transportation services agreements, if Phillips 66 fails to transport a minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. Payments made by Phillips 66 for these shortfall volumes are initially recorded as “Deferred revenues—related parties” on our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. The deferred revenue is recognized at the earlier of the quarter in which Phillips 66 makes up the shortfall volumes or the expiration of the period in which Phillips 66 is contractually allowed to make up the shortfall volumes.

Detail on these transportation-based deferred revenues follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2016	2015	2016	2015

Deferred revenues—beginning of period	$5.2	3.8	4.4	0.6
Quarterly deficiency payments(1)	3.1	3.5	7.6	7.6
Quarterly deficiency make-up/expirations(2)	(0.2)	(1.0)	(3.9)	(1.9)
Deferred revenues—end of period	$8.1	6.3	8.1	6.3
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

Operating revenues increased $38.4 million, or 53 percent, and $114.9 million, or 56 percent, in the third quarter and the nine-month period of 2016, respectively. The increases were primarily attributable to additional revenues from the Sweeny NGL Fractionator and Clemens Caverns, which fully commenced operations in the fourth quarter of 2015. In addition, the increases in both 2016 periods benefited from higher throughput volumes on our Gold Line Products System due to lower maintenance and turnaround activities at the Borger Refinery.

Equity in earnings of affiliates increased $8.6 million and $36.6 million in the third quarter and the nine-month period of 2016, respectively. The increases mainly resulted from higher earnings from our investments in Explorer, DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills) primarily due to higher volumes. In addition, Bayou Bridge Pipeline, LLC (Bayou Bridge) contributed to increased earnings as a result of the pipeline going into service in April of 2016. The increase in the nine-month period also reflected three full quarters of earnings in 2016 from our equity interests in Explorer, Sand Hills and Southern Hills, which we acquired in March 2015.

The increases in operating and maintenance expenses and depreciation in the third quarter and the nine-month period of 2016 were primarily due to the impact of the full commercial operation of the Sweeny NGL Fractionator and Clemens Caverns in the first nine months of 2016. These assets were under construction during most of 2015.

Taxes other than income taxes decreased $1.9 million and increased $3.4 million in the third quarter and the nine-month period of 2016, respectively. The increase in the nine-month period was due to the impact of the full commercial operation of the Sweeny NGL Fractionator and Clemens Caverns. The decrease in the third quarter of 2016 was primarily attributable to favorable property tax adjustments recognized in the quarter.

Interest and debt expense increased $6.2 million, or 25 percent, in the nine-month period of 2016. The increase mainly resulted from a higher average debt principal balance as a result of the issuance of $1.1 billion in aggregate principal amount of Senior Notes in February 2015. See Note 7—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
Our operations generated $250.3 million in cash from operations during the first nine months of 2016, an improvement over cash from operations of $146.5 million for the corresponding period of 2015. The improvement was mainly driven by earnings from the Sweeny NGL Fractionator and Clemens Caverns, which became fully operational in the fourth quarter of 2015. This increase was partially offset by higher operating and maintenance expenses and working capital impacts.

Common Units
On August 12, 2016, we completed a public offering of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit, for total proceeds (net of underwriting discounts and commissions) of $298.5 million (the Second 2016 Unit Offering). The net proceeds from the Second 2016 Unit Offering were used to repay the note assumed as part of the consideration paid for the Initial Fractionator Acquisition, as well as other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to the recently formed STACK Pipeline JV. See Note 4—Fractionator Acquisitions and Note 7—Debt, in the Notes to Consolidated Financial Statements, for additional information.

On May 10, 2016, we completed the First 2016 Unit Offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit. We received proceeds (net of underwriting discounts and commissions) of $655.6 million. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Fractionator Acquisitions, and Note 7—Debt, in the Notes to Consolidated Financial Statements, for additional information on the acquisition transaction and debt assumed, respectively.

In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit (the 2015 Unit Offering). We received proceeds (net of underwriting discounts and commissions) of $384.5 million from the 2015 Unit Offering. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes. See Note 5—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information on the Sand Hills, Southern Hills and Explorer acquisition.

Notes Payable
On March 1, 2016, in connection with the Initial Fractionator Acquisition, we entered into an Assignment and Assumption of Note agreement with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under a term promissory note (the Initial Note) with a $212 million principal balance. In August 2016, using proceeds from the Second 2016 Unit Offering, we repaid the note in its entirety.

On May 10, 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also on May 10, 2016, using proceeds from the First 2016 Unit Offering, we repaid two of the Subsequent Notes in their entirety, and reduced the outstanding balance on the remaining Subsequent Note to $19.4 million, which was repaid on June 30, 2016.

Because the Initial Note and Subsequent Notes were held by entities we acquired in common control transactions, prior period debt balances have been recasted as if we had held the notes since their inception in January 2014.

Revolving Credit Facility
At September 30, 2016, we had an aggregate of $50 million borrowed and outstanding under our $500 million revolving credit facility established by our Credit Agreement dated June 7, 2013 (the Credit Agreement). No amounts were outstanding as of December 31, 2015.

In early October 2016, we entered into a Second Amendment (the Second Amendment) to our Credit Agreement. The Second Amendment increased the amount available under the Credit Agreement to $750 million and extended the termination date to October 3, 2021.

We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million for a total of $1.0 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Credit Agreement for two additional one-year terms after October 3, 2021, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

Outstanding borrowings under the Credit Agreement bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on our credit ratings in effect from time to time. The Credit Agreement requires that the Partnership’s ratio of total debt to EBITDA for the prior four fiscal quarters must be no greater than 5.0 to 1.0 as of the last day of each fiscal quarter (and 5.5 to 1.0 during the period following certain specified acquisitions).

ATM Program
On June 6, 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the SEC on May 13, 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). During the three and nine months ended September 30, 2016, on a settlement-date basis, we issued an aggregate of 83,294 and 346,152 common units, respectively, under our ATM Program, generating net proceeds of $4.5 million and $18.7 million, respectively, after broker commissions of $0.2 million for the nine months ended September 30, 2016. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Issuance of common units under the ATM Program can reduce our General Partner’s interest under 2 percent. We expect the General Partner’s interest to be periodically restored to 2 percent in connection with dropdown transactions or through direct equity contributions. However, these future contributions from our General Partner cannot be assured. At September 30, 2016, our General Partner’s interest was 1.9 percent.

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

See “Outlook” for information on $1.1 billion of Senior Notes we issued in October 2016.

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

Our capital expenditures and investments for the first nine months of 2016 and 2015 were:

	Millions of Dollars
	Nine Months Ended September 30
	2016	2015*

Capital expenditures attributable to Predecessors	$22.5	531.7
Capital expenditures and investments attributable to the Partnership
Expansion	199.3	132.3
Maintenance	7.6	5.4
Total capital expenditures and investments	$229.4	669.4
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first nine months of 2016 were $229.4 million, primarily associated with the following activities:

•
Investment in a 50 percent interest in STACK Pipeline JV, which owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma.

•	Increased storage capacity at Clemens Caverns.

•	Construction costs of the joint venture project with Paradigm, including the Sacagawea Pipeline, a crude oil storage terminal and central delivery facility in North Dakota.

•
Investment in construction of Bayou Bridge pipeline, which will transport crude from Nederland, Texas, to St. James, Louisiana.  The initial segment of the pipeline to the Phillips 66 refinery in Lake Charles, Louisiana, was placed in service in April 2016.

•	Contributions to our Sand Hills joint venture.

•	Investment in an additional 2.48 percent equity interest in Explorer.

Acquisitions
During the first nine months of 2016, we closed four acquisitions:

•	The March 2016 acquisition of a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC).

•	The May 2016 acquisition of the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline.

•	The August 2016 acquisition of a 50 percent interest in STACK Pipeline JV.

•	The August 2016 acquisition of an additional 2.5 percent equity interest in Explorer.

See Note 4— Fractionator Acquisitions, and Note 11—Cash Flow Information, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions, including consideration paid and the cash and noncash elements of the transactions.

Cash Distribution
On October 19, 2016, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.531 per common unit which, combined with distributions to our General Partner, will result in a total distribution of $82.5 million, payable on November 14, 2016, to unitholders of record as of November 2, 2016.

Cash distributions will be made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on October 19, 2016, our General Partner will receive approximately 31 percent of the total cash distributions for the third quarter.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2016, and December 31, 2015, we did not have any material accrued contingent liabilities associated with litigation matters. In the case of income-tax-related contingencies, Phillips 66’s tax organization monitors tax legislation and court decisions, the status of tax audits and the statute of limitations within which a taxing authority can assert a liability.

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

At September 30, 2016, we had $1.4 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

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

NEW ACCOUNTING STANDARDS

In August 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Public business entities should apply the guidance in ASU No. 2016-15 for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2016-15 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous GAAP. A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use.  The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases in the previous lease guidance.  Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet.  The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. ASU No. 2014-09 was further amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” and in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients.” We are currently evaluating the provisions of ASU No. 2014-09, as amended, and assessing the impact on our financial statements. As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation.

OUTLOOK

On October 11, 2016, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 for us to acquire certain pipeline and terminal assets supporting four Phillips 66 refineries (the Eagle Acquisition), as described in more detail below:

•
Ponca City Refinery Crude Assets: A crude pipeline and terminal system that provides crude supply for Phillips 66’s Ponca City Refinery, consisting of 503 miles of pipeline and 1.7 million barrels of storage.

•
Ponca City Refinery Products Assets: A refined products and NGL pipeline and terminal system that provides product takeaway transportation services for Phillips 66’s Ponca City Refinery, consisting of 524 miles of pipeline and 1.7 million barrels of storage.

•
Billings Refinery Crude Assets: A crude pipeline and terminal system that provides crude supply for Phillips 66’s Billings Refinery, consisting of a 79 percent undivided interest in a 623-mile pipeline and 570,000 barrels of storage.

•
Billings Refinery Products Assets: A refined products pipeline and terminal system that provides product takeaway transportation services for Phillips 66’s Billings Refinery, consisting of 342 miles of pipeline and 386,000 barrels of storage.

•	Bayway Refinery Products Assets: A refined products and NGL terminal system that provides storage services for Phillips 66’s Bayway Refinery, consisting of 2.0 million barrels of storage.

•
Borger Refinery Crude Assets: A crude pipeline and terminal system that provides crude supply for the Phillips 66-operated Borger Refinery, consisting of 1,089 miles of pipeline and 400,000 barrels of storage.

•
Borger Refinery Products Assets: A refined products pipeline and terminal system that provides product takeaway transportation services for the Phillips 66-operated Borger Refinery, consisting of 93 miles of pipeline, a 33 percent undivided interest in a 102-mile segment and a 54 percent undivided interest in a 19-mile segment of a 121-mile pipeline, a 50 percent interest in a 293-mile pipeline and 700,000 barrels of storage.

In connection with the Eagle Acquisition, we and Phillips 66 entered into multiple throughput and deficiency and terminal services agreements, each with a 10-year term, that include minimum contract volume commitments from Phillips 66 on the acquired pipeline assets and at the acquired terminal assets, respectively.

The Eagle Acquisition closed on October 14, 2016, at which time we paid Phillips 66 total consideration of approximately $1.3 billion, consisting of approximately $1.1 billion in cash and the issuance of 4,093,020 newly issued units, which were allocated as 3,884,237 common units to P66 PDI and 208,783 general partner units to our General Partner to allow it to maintain its 2 percent general partner interest in us. The Eagle Acquisition increased our total assets by over $1 billion, including approximately $800 million of PP&E and $180 million of goodwill.

To fund the cash portion of the Eagle Acquisition, on October 14, 2016, we closed on a public debt offering pursuant to our effective shelf registration statement and issued the following unsecured senior notes:

•	$500 million aggregate principal amount of 3.55% Senior Notes due October 1, 2026.

•	$625 million aggregate principal amount of 4.90% Senior Notes due October 1, 2046.

Total proceeds (net of underwriting discounts and commission) received from the notes offering were $1,111.4 million. Interest on each series of senior notes is payable semi-annually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at September 30, 2016, did not differ materially from that disclosed in Exhibit 99.2 of our Current Report on Form 8-K filed with the SEC on August 1, 2016.

Interest Rate Risk
During the third quarter of 2016, we repaid the $212 million note payable to a subsidiary of Phillips 66.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2016, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Except as noted below, there have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our 2015 Annual Report on Form 10-K.

Risks related to the Eagle Acquisition
Failure to successfully combine our business with the pipeline and terminal assets recently acquired from Phillips 66 (the “Eagle Acquisition”), or an inaccurate estimate by us of the benefits to be realized from the Eagle Acquisition, may adversely affect our future results.
The Eagle Acquisition involves potential risks, including:

•	the failure to realize expected profitability, growth or accretion;

•	environmental or regulatory compliance matters or liabilities;

•	title or permit issues;

•	the diversion of management's attention from our existing businesses;

•	the incurrence of significant charges, such as impairment of goodwill or other intangible assets, asset devaluation or restructuring charges; and

•	the incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.
The expected benefits from the Eagle Acquisition may not be realized if our estimates of the potential net cash flows associated with the assets acquired by us in the Eagle Acquisition are materially inaccurate or if we failed to identify operating problems or liabilities associated with the assets prior to the October 14, 2016, closing of the Eagle Acquisition. The accuracy of our estimates of the potential net cash flows attributable to the assets is inherently uncertain. If problems are identified after closing of the Eagle Acquisition, the Contribution Agreement provides for limited recourse against Phillips 66.
If any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits of the Eagle Acquisition may not be fully realized, if at all, and our future financial performance, results of operations and cash available for distribution could be negatively impacted.

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

October 28, 2016