Form 10-K
period 2016-12-31
PHILLIPS 66 PARTNERS LP
filed 2017-02-17
CIK 1572910

2016

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2016
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-36011
Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 30, 2016, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $55.87, was $2,057 million. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our General Partner, and Phillips 66 and its subsidiaries.
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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP, headquartered in Houston, Texas, is a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 26, 2013, we completed our initial public offering (the Offering), and our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in our General Partner to its wholly owned subsidiary, Phillips 66 Project Development Inc. (Phillips 66 PDI). As of December 31, 2016, Phillips 66, through Phillips 66 PDI, owned 64,047,024 common units, representing a 58.6 percent limited partner interest, as well as a 100 percent interest in our General Partner, which owned 2,187,386 general partner units, representing a 2.0 percent general partner interest.

We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum product and natural gas liquids (NGL) pipelines and terminals, as well as other midstream assets. We are managed and operated by the executive officers of our General Partner, with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations.

We generate revenue primarily by charging tariffs and fees for transporting crude oil, refined petroleum products and NGL through our pipelines, and terminaling and storing crude oil, refined petroleum products and NGL at our terminals, rail racks and storage facilities. In addition, we also generate revenue from the fractionation of NGL. Our equity affiliates generate revenue primarily from transporting and terminaling NGL, refined petroleum products and crude oil. Since we do not own any of the crude oil, refined petroleum products and NGL we handle, and do not engage in the trading of these commodities, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

We have multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation services agreement and rail terminal services agreements. Under many of these agreements, Phillips 66 commits to provide us with minimum quarterly throughput volumes or minimum monthly capacity or service fees. If Phillips 66 fails to transport, throughput or store its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. We believe these agreements promote stable and predictable cash flows and they are the source of a substantial portion of our revenue. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 20—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of all related party agreements.

Our operations consist of one reportable segment and are all conducted in the United States. See Item 8. Financial Statements and Supplementary Data, for financial information on our operations and assets.

2016 DEVELOPMENTS

River Parish Acquisition
On November 17, 2016, we acquired from a third party an NGL logistics system (formerly called the TENDS Pipeline System) in southeast Louisiana. The system includes approximately 500 miles of pipeline and storage caverns connecting multiple third-party fractionators, a petrochemical plant and several refineries, including the Phillips 66 Alliance Refinery.

Eagle Acquisition
On October 14, 2016, we acquired from Phillips 66 pipeline and terminal assets supporting four Phillips 66-operated refineries (the Eagle Acquisition).

Explorer Equity Investment Acquisition
On August 9, 2016, we acquired an additional 2.48 percent equity interest in Explorer Pipeline Company (Explorer). The acquisition increased our interest in Explorer to 21.94 percent.

Formation of STACK Pipeline Joint Venture
On August 3, 2016, we and a co-venturer formed STACK Pipeline LLC, a 50/50 joint venture that owns and operates a crude oil storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma.

Fractionator Acquisitions

Initial Fractionator Acquisition
On March 1, 2016, we acquired a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) (the Initial Fractionator Acquisition). Sweeny Frac LLC owns the Sweeny NGL Fractionator (Sweeny Frac) and Clemens Caverns NGL storage facility. In September 2015, operations began at the Clemens Caverns, an NGL salt dome storage facility located near Brazoria, Texas; and in December 2015, the Sweeny Frac became operational.

Subsequent Fractionator Acquisition
On May 10, 2016, we acquired the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of Standish Pipeline (the Subsequent Fractionator Acquisition). Standish Pipeline is a refined petroleum product pipeline system extending from Phillips 66’s refinery in Ponca City, Oklahoma, to the Partnership’s terminal in Wichita, Kansas.

SUMMARY OF ASSETS AND OPERATIONS
At December 31, 2016, our assets consisted of the following systems:

•
Clifton Ridge Crude System. A crude oil pipeline, terminal and storage system located in Sulphur, Louisiana, that is the primary source for delivery of crude oil to Phillips 66’s Lake Charles Refinery.

•
Eagle Ford Gathering System. A crude oil gathering system that consists of two pipelines and a storage facility near Helena and Tilden, Texas. The gathering system connects Eagle Ford production to third-party pipelines.

•	Ponca Crude System. A crude pipeline and terminal system that provides crude supply for Phillips 66’s Ponca City Refinery, consisting of 503 miles of pipeline and 1.7 million barrels of storage.

•
Billings Crude System. A crude pipeline and terminal system that provides crude supply for Phillips 66’s Billings Refinery, consisting of a 79 percent undivided interest in a 623-mile pipeline and 570,000 barrels of storage.

•
Borger Crude System. A crude pipeline and terminal system that provides crude supply for the Phillips 66-operated and jointly owned Borger Refinery, consisting of 1,089 miles of pipeline and 400,000 barrels of storage.

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

•
Hartford Connector Products System. A refined petroleum product pipeline, terminal and storage system located in Hartford, Illinois, that distributes diesel and gasoline produced at the Phillips 66-operated and jointly owned Wood River Refinery to the Explorer pipeline system and third-party pipeline and terminal systems.

•
Gold Line Products System. A refined petroleum product pipeline system that runs from the Phillips 66-operated and jointly owned Borger Refinery in Borger, Texas, to Cahokia, Illinois, with access to Phillips 66’s Ponca City Refinery, as well as two parallel lateral lines that run from Paola, Kansas, to Kansas City, Kansas. The system includes four terminals located at Wichita, Kansas; Kansas City, Kansas; Jefferson City, Missouri; and Cahokia, Illinois.

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

•
Ponca Products System. A refined products and NGL pipeline and terminal system that provides product takeaway transportation services for Phillips 66’s Ponca City Refinery, consisting of 524 miles of pipeline and 1.7 million barrels of storage.

•
Billings Products System. A refined products pipeline and terminal system that provides product takeaway transportation services for Phillips 66’s Billings Refinery, consisting of 342 miles of pipeline and 451,000 barrels of storage.

•	Bayway Products System. A refined products and NGL terminal system that provides storage services for Phillips 66’s Bayway Refinery, consisting of 2 million barrels of storage.

•	Standish Pipeline. A refined petroleum pipeline system extending from Phillips 66’s Ponca City Refinery in Ponca City, Oklahoma, to the Partnership’s North Wichita Terminal in Wichita, Kansas.

•
Borger Products System. A refined products pipeline and terminal system that provides product takeaway transportation services for the Phillips 66-operated Borger Refinery, consisting of 93 miles of pipeline; a 33 percent undivided interest in a 102-mile segment and a 54 percent undivided interest in a 19-mile segment of a 121-mile pipeline; a 50 percent undivided interest in a 293-mile pipeline; and 700,000 barrels of storage.

•
River Parish NGL System. An NGL pipeline system and storage caverns that includes an approximately 300-mile, bidirectional NGL pipeline system connected to third-party fractionators, refineries and a petrochemical plant. VP Pipeline/EP Pipeline is made up of approximately 200 miles of regulated pipelines that carry raw NGL from a third-party natural gas processing plant to pipeline and fractionation infrastructure. Sorrento Cavern is a salt dome cavern with approximately 1.5 million barrels of NGL storage capacity.

•
Medford Spheres. Two refinery-grade propylene storage spheres located in Medford, Oklahoma, that provide an outlet for delivery of refinery-grade propylene from Phillips 66’s Ponca City Refinery, through interconnections with third-party pipelines, to Mont Belvieu, Texas.

•
Bayway Rail Rack. A four-track, 120-railcar crude oil receiving facility located in Linden, New Jersey, within Phillips 66’s Bayway Refinery. The rail rack unloads crude oil and delivers it to storage tanks within the Bayway Refinery.

•
Ferndale Rail Rack. A two-track, 54-railcar crude oil receiving facility located in Ferndale, Washington, adjacent to Phillips 66’s Ferndale Refinery. The rail rack unloads crude oil and delivers it to storage tanks at the Ferndale Refinery.

•
Sand Hills/Southern Hills Joint Ventures. We own one-third equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills). The Sand Hills Pipeline transports NGL from plants in the Permian and Eagle Ford basins to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu, Texas, market hub. The Southern Hills Pipeline transports NGL from the Midcontinent to fractionation facilities along the Texas Gulf Coast and the Mont Belvieu market hub.

•
Explorer Pipeline Joint Venture. We own a 21.94 percent equity interest in Explorer. Explorer is a refined petroleum product pipeline extending from the Texas Gulf Coast to Indiana, transporting refined petroleum products to more than 70 major cities in 16 U.S. states.

•
Bakken Joint Ventures. We participate in two joint ventures with Paradigm Energy Partners, LLC (Paradigm) that developed and operate midstream logistics infrastructure in North Dakota. We have a 70 percent ownership interest in Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal) and a 50 percent ownership interest in Paradigm Pipeline LLC (Paradigm Pipeline). The joint ventures developed and operate the Palermo Rail Terminal and the Sacagawea Pipeline, respectively. The terminal began railcar loading from truck deliveries at the end of 2015. The pipeline began operations in November 2016.

•
Bayou Bridge Pipeline Joint Venture. A 40 percent interest in Bayou Bridge Pipeline, LLC, a joint venture that is constructing a pipeline system to deliver crude oil from the Beaumont, Texas, area to Lake Charles, Louisiana, which began commercial operations on the segment of its pipeline from Nederland, Texas, to Lake Charles, Louisiana, in April 2016. Further service from Lake Charles to St. James, Louisiana, is scheduled to commence operations in the second half of 2017.

•
STACK Pipeline Joint Venture. We participate in a joint venture with Plains All American Pipeline, L.P. This joint venture owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma.

•
Sweeny Fractionator and Clemens Caverns. Sweeny Frac is located adjacent to Phillips 66’s Sweeny Refinery in Old Ocean, Texas. Raw NGL supply to the fractionator is delivered from nearby major pipelines, including the Sand Hills Pipeline. The fractionator has a gross capacity of 100,000 barrels per day and is supported by significant infrastructure, including connectivity to two NGL supply pipelines, and a pipeline connecting to the Mont Belvieu market center. The Clemens Caverns is a 7.5 million barrel salt dome storage facility with access to Phillips 66’s marine terminal in Freeport, Texas.

Pipeline Assets

The following table sets forth certain information regarding our pipeline assets as of December 31, 2016. Each system listed below has an associated commercial agreement with Phillips 66.

System Name	Origination/Terminus	Interest	Diameter (Inches)	Length (Miles)	Gross Capacity (MBD)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System	Clifton Ridge, LA/Lake Charles Refinery	100%	20	10	260	Crude Oil	Lake Charles
Sweeny to Pasadena Products System	Sweeny Refinery/Pasadena, TX	100	12, 18	120	294	Refined Petroleum Products	Sweeny
Hartford Connector Products System
Wood River Refinery to Hartford, Illinois	Wood River Refinery to Hartford, Illinois	100	12	3	80	Refined Petroleum Products	Wood River
Hartford, Illinois to Explorer Pipeline	Hartford, Illinois to Explorer Pipeline	100	24	1	430	Refined Petroleum Products	Wood River
Gold Line Products System
Gold Line Pipeline	Borger, TX/East St. Louis, IL	100	8, 16	681	120	Refined Petroleum Products	Borger/Ponca City
Paola Products Pipeline	Paola, KS/Kansas City, KS	100	8, 10	106	96	Refined Petroleum Products	Borger/Ponca City
Cross-Channel Connector Products System	Pasadena, TX/Galena Park, TX	100	20	5	180	Refined Petroleum Products	Sweeny
Eagle Ford Gathering System
Helena, Texas	Helena, TX	100	6	6	20	Crude Oil	—
Tilden, Texas	Tilden, TX/Whitsett, TX	100	6, 10	22	34	Crude Oil	—
Standish Pipeline	Marland Junction, OK/Wichita, KS	100	18	92	72	Refined Petroleum Products	Ponca City
Ponca Products System
Cherokee East	Medford, OK/Mount Vernon, MO	100	10, 12	287	55	Refined Petroleum Products	Ponca City
Cherokee North	Ponca City, OK/Arkansas City, KS	100	10	29	57	Refined Petroleum Products	Ponca City
Brown Line	Ponca City, OK/Wichita, KS	100	8, 10	76	26	Natural Gas Liquids	Ponca City
Cherokee South	Ponca City, OK/Oklahoma City, OK	100	8	90	46	Refined Petroleum Products	Ponca City
Medford	Ponca City, OK/Medford, OK	100	4, 6	42	10	Natural Gas Liquids	Ponca City
Ponca Crude System
Oklahoma Mainline	Wichita Falls, TX/Ponca City, OK	100	12	217	100	Crude Oil	Ponca City
Cushing	Cushing, OK/Ponca City, OK	100	18	62	130	Crude Oil	Ponca City
North Texas Crude	Wichita Falls, TX	100	2, 16	224	28	Crude Oil	Ponca City

System Name	Origination/Terminus	Interest	Diameter (Inches)	Length (Miles)	Gross Capacity (MBD)	Commodity Handled	Associated Phillips 66 Refinery
Billings Products System
Seminoe	Billings, MT/Sinclair, WY	100%	6, 10	342	33	Refined Petroleum Products	Billings
Billings Crude System
Glacier	Cut Bank, MT/Billings, MT	79	8-12	623	126	Crude Oil	Billings
Borger Products System
Borger to Amarillo	Borger, TX/Amarillo, TX	100	8, 10	93	76	Refined Petroleum Products	Borger
SAAL	Amarillo, TX/Abernathy, TX	33	6	102	33	Refined Petroleum Products	Borger
SAAL	Abernathy, TX/Lubbock, TX	54	6	19	30	Refined Petroleum Products	Borger
ATA Line	Amarillo, TX/Albuquerque, NM	50	6, 10	293	34	Refined Petroleum Products	Borger
Borger Crude System
Line O	Cushing, OK/Borger, TX	100	10	276	37	Crude Oil	Borger
Line 80	Gaines, TX/Borger, TX	100	8, 12	237	28	Crude Oil	Borger
WA Line	Odessa, TX/Borger, TX	100	12, 14	289	104	Crude Oil	Borger
West Texas Gathering	Permian Basin	100	4-14	287	115	Crude Oil	Borger
River Parish NGL System	Southeast Louisiana	100	4-20	510	117	NGL	Alliance

The following table sets forth certain information regarding our equity investment pipeline assets as of December 31, 2016.

System Name	Origination/Terminus	Diameter (Inches)	Length (Miles)	Gross Capacity (MBD)	Commodity Handled	Ownership Interest
Explorer Pipeline	Texas Gulf Coast/Chicago, IL	24, 28	1,830	660	Refined Petroleum Products	21.94%
Sand Hills Pipeline	Permian Basin/Mont Belvieu, TX	20	1,150	280	NGL	33.34%
Southern Hills Pipeline	U.S. Midcontinent/Mont Belvieu, TX	20	941	140	NGL	33.34%
Sacagawea Pipeline	Keene, ND/Stanley, ND	16	91	115	Crude Oil	49.50%
Bayou Bridge Pipeline	Nederland, TX/Lake Charles, LA	30	49	480	Crude Oil	40.00%
STACK Pipeline	Cashion, OK/Cushing, OK	10, 12	54	100	Crude Oil	50.00%

Terminal, Rail Rack and Storage Assets

The following table sets forth certain information regarding our wholly owned terminal, rail rack and storage assets as of December 31, 2016, each of which currently has an associated commercial agreement with Phillips 66:

Facility Name	Gross Storage Capacity (MBbl)	Gross Loading Capacity (MBD)	Commodity Handled	Location
Clifton Ridge Crude System
Clifton Ridge	3,410	N/A	Crude Oil	Louisiana
Pecan Grove Storage	142	N/A	Crude Oil	Louisiana
Sweeny to Pasadena Products System
Pasadena	3,210	65	Refined Petroleum Products	Texas
Hartford Connector Products System
Hartford	1,075	25	Refined Petroleum Products	Illinois
Gold Line Products System
East St. Louis	2,085	78	Refined Petroleum Products	Illinois
Jefferson City	110	16	Refined Petroleum Products	Missouri
Kansas City	1,294	66	Refined Petroleum Products	Kansas
Wichita North	679	19	Refined Petroleum Products	Kansas
Medford Spheres	70	N/A	Natural Gas Liquids	Oklahoma
Bayway Rail Rack	N/A	75	Crude Oil	New Jersey
Ferndale Rail Rack	N/A	30	Crude Oil	Washington
Ponca Products System
Glenpool	627	19	Refined Petroleum Products	Oklahoma
Mt. Vernon Products	363	46	Refined Petroleum Products	Missouri
Mt. Vernon NGL	105	16	Natural Gas Liquids	Missouri
Ponca City Products	51	23	Refined Petroleum Products	Oklahoma
Ponca City NGL	—	6	Natural Gas Liquids	Oklahoma
Wichita South	255	—	Refined Petroleum Products	Kansas
Oklahoma City Products	352	48	Refined Petroleum Products	Oklahoma
Ponca Crude System
Ponca City	1,200	N/A	Crude Oil	Oklahoma
Cushing	300	N/A	Crude Oil	Oklahoma
Wichita Falls	240	N/A	Crude Oil	Texas
Bayway Products System
Tremely Point	1,593	39	Refined Petroleum Products	New Jersey
Linden	429	121	Refined Petroleum Products	New Jersey
Billings Products System
Sheridan	86	15	Refined Petroleum Products	Wyoming
Casper	365	7	Refined Petroleum Products	Montana
Billings Crude System
Buffalo Crude	300	N/A	Crude Oil	Montana
Billings Crude	270	N/A	Crude Oil	Montana
Borger Products System
Albuquerque Products	244	18	Refined Petroleum Products	New Mexico
Lubbock Products	179	17	Refined Petroleum Products	Texas
Amarillo Products	277	29	Refined Petroleum Products	Texas
Borger Crude System
Buxton Crude	400	N/A	Crude Oil	Oklahoma

The following table sets forth certain information regarding our equity investment terminal, rail rack and storage assets as of December 31, 2016.

System Name	Tank Shell Storage Capacity (MBbl)	Active Terminaling Capacity* (MBD)	Commodity Handled	Location	Ownership Interest
Palermo Terminal	206	100	Crude Oil	North Dakota	70%
*Active terminaling capacity represents the amount of railcar loading capacity currently available for use by our customers.

Marine Assets

The following table sets forth certain information regarding our wholly owned marine assets as of December 31, 2016, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Dock Throughput Capacity (Thousands of Barrels Hourly)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	48	Crude Oil	Lake Charles
Pecan Grove Barge Dock	6	Crude Oil; Lubricant Base Stocks	Lake Charles
Hartford Connector Products System
Hartford Barge Dock	3	Dyed Diesel; Naphtha; Lubricant Base Stocks	Wood River

NGL Assets

The following table sets forth certain information regarding our wholly owned NGL assets as of December 31, 2016, each of which currently has an associated commercial agreement with Phillips 66:

System Name	Gross Fractionation Capacity (MBbl)	Gross Storage Capacity (MBbl)	Commodity Handled	Location
Sweeny Fractionator	100	N/A	Natural Gas Liquids	Texas
Clemens Caverns	N/A	7,500	Natural Gas Liquids	Texas
River Parish NGL System	N/A	1,500	Natural Gas Liquids	Louisiana

COMMERCIAL AND OTHER AGREEMENTS WITH PHILLIPS 66
Many of our assets are physically connected to, and integral to the operations of, Phillips 66’s wholly owned Lake Charles, Alliance, Sweeny, Ponca City, Bayway, Billings and Ferndale refineries and its jointly owned Wood River and Borger refineries. We have entered into multiple commercial agreements with Phillips 66, which include minimum volume commitments and inflation escalators. Currently, these agreements are the source of a significant portion of our revenue. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring and fractionation services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly volumes of crude oil, refined petroleum products and NGL or minimum monthly capacity or service fees.

See the “Commercial Agreements,” “Amended Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 20—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

COMPETITION
Many of our assets are subject to contractual relationships with Phillips 66 under our commercial agreements and are directly connected to Phillips 66’s owned or operated refineries. As a result, we believe that our crude oil, refined petroleum product and NGL pipelines, terminals, storage facilities, rail racks and fractionator will not face significant competition from other pipelines, terminals, storage facilities, rail racks and fractionators for Phillips 66’s transportation and terminaling requirements to and from the refineries we support. If Phillips 66’s customers were to reduce their purchases of refined petroleum products, Phillips 66 might only ship the minimum volumes through our pipelines (or pay the shortfall payment if it does not ship the minimum volumes), which would cause a decrease in our revenue. Phillips 66 competes with integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own distribution and marketing systems. Phillips 66 also competes with other suppliers that purchase refined petroleum products for resale. Many of the entities in which we hold equity investments compete with other interstate and intrastate pipelines, rail and truck fleet operations, including those affiliated with major integrated petroleum and petrochemical companies, in terms of transportation fees, reliability and quality of customer service. Competition in any particular geographic area is affected significantly by the volume of products produced by refineries in that area, the volume of crude oil and natural gas liquids gathered and transported, and by the availability of products and the cost of transportation to that area from distant locations.

RATES AND SAFETY REGULATIONS
Our common carrier pipeline systems are subject to regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (FERC) regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992 (EPAct 1992) and the rules and regulations promulgated under those laws. FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. FERC is authorized to investigate such changes and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period that the rate was in effect. FERC may also order a pipeline to change its rates, and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint. EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates in effect at the time of the passage of EPAct 1992 for interstate transportation service were deemed just and reasonable and therefore are grandfathered. New rates have since been established after EPAct 1992 for certain pipeline systems. FERC may change grandfathered rates upon complaint only after it is shown that:

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

EPAct 1992 required FERC to establish a simplified and generally applicable methodology to adjust tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index (PPI) for finished goods. FERC’s indexing methodology is subject to review every five years. During the five-year period that commenced July 1, 2011, and ended June 30, 2016, common carriers charging indexed rates were permitted to adjust their indexed ceilings annually by PPI plus 2.65 percent. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. In December 2015, FERC issued a Final Order concluding its five-year review of the indexing methodology.  FERC established an index level permitting annual adjustment of an indexed ceiling by PPI for finished goods plus 1.23 percent for the five-year period commencing July 1, 2016, and ending June 30, 2021. A pipeline is not required to raise its rates up to the indexed ceiling, but it is permitted to do so and rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking. FERC is seeking comment on a number of proposals, including: (1) whether the Commission should deny any increase in a rate ceiling or an annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior 2 years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. The comment period extends until March 17, 2017.

While common carriers often use the indexing methodology to change their rates, they may elect to support proposed rates by using other methodologies such as cost-of-service rate making, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling). A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a common carrier can establish rates under settlement if agreed upon by all current shippers. We have used indexed rates and settlement rates for our different pipeline systems. If we used cost-of-service rate making to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, may also be subject to review in the courts. On December 23, 2016, FERC issued an Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs. FERC seeks comment regarding how to address any double recovery resulting from the Commission’s current income tax allowance and rate of return policies. The comment period extends until April 7, 2017.

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

DOT’s Pipeline and Hazardous Materials Safety Administration (PHMSA) administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquid by pipeline, including regulations for the design and construction of new pipeline systems or those that have been relocated, replaced, or otherwise changed; pressure testing of new pipelines; operation and maintenance of pipeline systems, establishing programs for public awareness and damage prevention, and managing the operation of pipeline control rooms; protection of steel pipelines from the adverse effects of internal and external corrosion; and integrity management requirements for pipelines in HCAs. On January 13, 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The final rule is the latest step in a lengthy rulemaking process that began in 2010 with a request for comments and continued with publication of a rulemaking proposal in 2015. The general effective date of this final rule is six months from publication in the Federal Register, but it is currently subject to further administrative review in connection with the transition of U.S. presidential administrations. The final rule addresses several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued new regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes. These new regulations are effective March 24, 2017. These regulations are also subject to potential further review in connection with the transition of U.S. presidential administrations. We do not anticipate that we would be impacted by either of these regulatory initiatives to any greater degree than other similarly situated competitors upon their going into effect.

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

Security
We are also subject to Department of Homeland Security Chemical Facility Anti-Terrorism Standards, which are designed to regulate the security of high-risk chemical facilities, the Transportation Security Administration’s Pipeline Security Guidelines, and other comparable state and local regulations. We have an internal program of inspection designed to monitor and provide for compliance with all of these requirements. We believe that we are in material compliance with all applicable laws and regulations regarding the security of our facilities. However, these laws and regulations are subject to changes, or to changes in their interpretation, by the regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures.  In addition, any incidents may result in substantial expenditures for response actions, government penalties and business interruption.

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

Expensed environmental costs were $7 million in 2016 and are expected to be approximately $4 million in 2017 and $3 million in 2018. The majority of the environmental expenses forecasted for 2017 and 2018 relate to environmental matters attributable to ownership of our current assets prior to our acquisition of these assets from Phillips 66. Phillips 66 has agreed to retain responsibility for these liabilities. Accordingly, although these amounts would be expensed by us, there would be no required cash outflow from us. See the “Indemnification and Excluded Liabilities” section to follow for additional information on Phillips 66-retained liabilities. Capitalized environmental costs were $7 million in 2016 and are expected to be approximately $7 million in 2017 and 2018. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

Air Emissions and Climate Change
We are subject to the Federal Clean Air Act (FCAA) and its regulations and comparable state and local statutes and regulations in connection with air emissions from our operations. Under these laws, permits may be required before construction can commence on a new source of potentially significant air emissions, and operating permits may be required for sources that are already constructed. These permits may require controls on our air emission sources, and we may become subject to more stringent regulations requiring the installation of additional emission control technologies.

Future expenditures may be required to comply with the FCAA and other federal, state and local requirements for our various sites, including our pipeline and storage facilities. The impact of future legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, all of which could have an adverse impact on our financial position, results of operations and liquidity.

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

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. For compliance years 2015, 2016 and 2017, the U.S. Environmental Protection Agency (EPA) reduced the statutory volumes of advanced and total renewable fuels using authority granted to it under the EISA. The EPA’s regulations pertaining to these compliance years have been or, with respect to 2017, are expected to soon be, legally challenged.

Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include existing requirements to report emissions of GHGs to the EPA, and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our GHG emissions or those of Phillips 66. In addition, the United Nations Framework Convention on Climate Change, commonly known as "the Paris Agreement," entered into force on November 4, 2016. The Paris Agreement could lead to further GHG emission reduction requirements. Requiring reductions in GHG emissions could result in increased costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. These requirements may also impact Phillips 66’s domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations.

In addition, the EPA has proposed and may adopt further regulations under the FCAA addressing GHGs, some of which may directly impact Phillips 66’s domestic refinery operations, while others, such as the EPA’s Clean Power Plan (CO2 emission rules for existing fossil fuel-fired electric generating units), may indirectly affect such operations. Both types of impacts may affect our business. Congress continues to consider legislation on GHG emissions, which may include a delay in the implementation of GHG regulations by the EPA or a limitation on the EPA’s authority to regulate GHGs, although the ultimate adoption and form of any federal legislation cannot presently be predicted. The impact of future regulatory and legislative developments, if adopted or enacted, including any cap-and-trade program, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business, and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Phillips 66’s facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

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

We currently own and lease, and Phillips 66 has in the past owned and leased, properties where hydrocarbons are being handled or for many years have been handled. Although we have utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent further contamination.

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

In addition, the transportation and storage of crude oil and petroleum products over and adjacent to water involves risk and subjects us to the provisions of OPA 90 and related state requirements. Among other requirements, OPA 90 requires the owner or operator of a vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA 90 requires the responsible entity to pay resulting removal costs and damages. OPA 90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency spill response plans for all of our components and facilities covered by OPA 90 and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements. Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the United States Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

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

GENERAL

Major Customer
Phillips 66 accounted for 95 percent, 94 percent and 95 percent of our total operating revenues in the years ended December 31, 2016, 2015 and 2014, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation and rail-unloading services to Phillips 66 and other related and third parties.

Seasonality
The volumes of crude oil, refined petroleum products and NGL transported in our wholly owned and joint venture pipelines, stored in our terminals, rail racks and storage facilities and processed through our fractionator are directly affected by the level of supply and demand for crude oil, refined petroleum products and NGL in the markets served directly or indirectly by our assets. The effects of seasonality on our revenue should be substantially mitigated through the use of our fee-based commercial agreements with Phillips 66 that include minimum volume commitments.

Pipeline Control Operations
Our wholly owned pipeline systems are operated from a central control room owned and operated by Phillips 66, located in Bartlesville, Oklahoma. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline systems. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations. Our recently acquired River Parish NGL system will continue to utilize the previous owner’s control room until the transition of this system to Phillips 66’s control room is complete in 2017.

Employees
We are managed and operated by the executive officers of our General Partner with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of December 31, 2016, Phillips 66 employed approximately 550 people who provided direct support for our operations. We believe that Phillips 66 has a satisfactory relationship with those employees.

Website Access to SEC Reports
Our Internet website address is http://www.phillips66partners.com. Information contained on our Internet website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. We also post on our website our beneficial ownership reports filed by officers and directors of our General Partner, as well as principal security holders, under Section 16(a) of the Securities Exchange Act of 1934, governance guidelines, audit and conflicts committee charters, code of business ethics and conduct, and information on how to communicate directly with our General Partner’s Board of Directors.

Item 1A. RISK FACTORS

You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common units.

Risks Related to Our Business

Phillips 66 accounts for a substantial portion of our revenue. If Phillips 66 changes its business strategy, and is unable to satisfy its obligations under our commercial agreements or significantly reduces the volumes transported through our pipelines or terminals or stored at our storage assets, our financial condition, results of operations, cash flows, and ability to make distributions to our unitholders would be materially and adversely affected.

We derive a substantial portion of our revenue from multiple commercial agreements with Phillips 66. Any event that materially and adversely affects Phillips 66’s financial condition, results of operations or cash flows may adversely affect our ability to sustain or increase cash distributions to our unitholders. Accordingly, we are indirectly subject to the operational and business risks of Phillips 66, the most significant of which include the following:

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

•	Investments in joint ventures decrease Phillips 66’s ability to manage risk and may adversely affect the distributions that Phillips 66 receives from the joint ventures.

•	Significant losses resulting from the hazards and risks of operations may not be fully covered by insurance, and could adversely affect Phillips 66’s operations and financial results.

•	Interruptions of supply and increased costs as a result of Phillips 66’s reliance on third-party transportation of crude oil, natural gas liquids (NGL) and refined products.

•	Increased regulation of hydraulic fracturing could result in reductions or delays in domestic production of crude oil and NGL, which could adversely impact Phillips 66’s results of operations.

•	Competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage over Phillips 66.

•	Potential losses from Phillips 66’s forward-contract and derivative transactions may have an adverse impact on its results of operations and financial condition.

•	A significant interruption in one or more of Phillips 66’s facilities could adversely affect business.

•
Any decision by Phillips 66 to temporarily or permanently curtail or shut down operations at one or more of its domestic refineries or other facilities and reduce or terminate its obligations under our commercial agreements.

•
Phillips 66’s performance depends on the uninterrupted operation of its refineries and other facilities, which are becoming increasingly dependent on information technology systems, which are subject to disruptions.

•
Potential indemnification of ConocoPhillips by Phillips 66 for various matters related to Phillips 66’s separation from ConocoPhillips may have an adverse impact on its results of operations and financial condition.

Phillips 66 is not obligated to use our services with respect to volumes of crude oil, NGL or products in excess of the minimum volume commitments under its commercial agreements with us.

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

The amount of cash we can distribute on our units principally depends upon the amount of cash we generate from our operations, which will fluctuate from quarter to quarter based on, among other things:

•	The volume of NGL, crude oil and refined petroleum products we transport and terminal and the volume of NGL we fractionate.

•	The rates with respect to volumes that we transport, store, terminal and fractionate.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including:

•	The amount of our operating expenses and general and administrative expenses, including reimbursements to Phillips 66, which are not subject to any caps or other limits, in respect of those expenses.

•	The application by Phillips 66 of any remaining credit amounts to any volumes handled by our assets after the expiration or termination of our commercial agreements.

•	The application by Phillips 66 of credit amounts under our throughput and deficiency agreements, which may be applied towards deficiency payments in future periods.

•	The level of maintenance capital expenditures we make.

•	Our debt service requirements and other liabilities.

•	Our ability to borrow funds and access capital markets.

•	Restrictions contained in our revolving credit facility and other debt service requirements.

•	Changes in commodity prices.

•	Other business risks affecting our cash levels.

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

We have exposure to direct commodity price risk through the loss allowance provisions of our regulated tariffs and the commodity imbalance provisions of our commercial agreements. Any future losses due to our commodity price risk exposure could adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders. See Item 7A. Quantitative and Qualitative Disclosures About Market Risk, for more information.

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

Our operations are subject to all of the risks and operational hazards inherent in fractionating, transporting, terminaling and storing crude oil, NGL and refined petroleum products, including:

•
Damages to pipelines, terminals and facilities, related equipment and surrounding properties caused by earthquakes, tornados, hurricanes, floods, fires, severe weather, explosions and other natural disasters and acts of terrorism.

•
Maintenance, repairs, or mechanical or structural failures at our or Phillips 66’s facilities or at third-party facilities on which our or Phillips 66’s operations are dependent, including electrical shortages, power disruptions and power grid failures.

•	Damages to and loss of availability of interconnecting third-party pipelines, terminals and other means of delivering crude oil, feedstocks, NGL and refined petroleum products.

•	Disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack.

•	Curtailments of operations due to severe seasonal weather.

•	Riots, strikes, lockouts or other industrial disturbances.

•	Inadvertent damage to pipelines from construction, farm and utility equipment.

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

Failure to successfully combine our business with assets or businesses we acquire in executing our growth strategy or an inaccurate estimate by us of the benefits to be realized from any such acquisition, may adversely affect our future results.

Any acquisition of assets or businesses involves potential risks, including:

•	The failure to realize expected profitability, growth or accretion.

•	Environmental or regulatory compliance matters or liabilities.

•	Title or permit issues.

•	The diversion of management's attention from our existing businesses.

•	The incurrence of significant charges, such as impairment of goodwill, or property, plant and equipment or restructuring charges.

•	The incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

The expected benefits from an acquisition may not be realized if our estimates of the potential net cash flows associated with the acquisition are materially inaccurate or if we fail to identify operating problems or liabilities associated with the acquisition. The accuracy of our estimates of the potential net cash flows attributable to an acquisition is inherently uncertain. If problems are identified after closing of an acquisition, we may have limited recourse against the seller.

If any of these risks or unanticipated liabilities or costs were to materialize, any desired benefits from an acquisition may not be fully realized, if at all, and our future financial performance, results of operations and cash available for distribution could be negatively impacted.

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our operations and financial condition.

In order to optimize our existing asset base, we intend to evaluate and capitalize on organic opportunities for expansion projects in order to increase revenue on our pipeline, terminal, fractionation and storage systems. The expansion of an existing pipeline, terminal, fractionation or storage facility, such as by adding horsepower, pump stations or loading/unloading racks, or the construction of a new pipeline, terminal, fractionator or storage asset, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

Our investments in joint ventures involve numerous risks that may affect the ability of these joint ventures to make distributions to us.

We conduct some of our operations through joint ventures in which we share control with our joint venture participants.  Our joint venture participants may have economic, business or legal interests or goals that are inconsistent with those of the joint venture or us, or our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone.  Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.  In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the venture to make future distributions to us.

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

Restrictions in our revolving credit facility and senior note indenture could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.

We are dependent upon the earnings and cash flows generated by our operations in order to meet any debt service obligations and to allow us to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility, senior note indenture and any other financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

The provisions of our revolving credit facility and senior note indenture could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default that would enable our lenders to terminate their commitments and declare any outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our senior note indenture and other debt instruments, if any, may be triggered, and our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity, for additional information about our revolving credit facility.

Our assets and operations are subject to federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases, and pipeline integrity, any of which could require us to make substantial expenditures.

Our assets and operations involve the transportation of crude oil, NGL and refined petroleum products, which are subject to increasingly stringent federal, state and local laws and regulations related to protection of the environment. These regulations have raised operating costs for the crude oil, NGL and refined petroleum products industry and compliance with such laws and regulations may cause us and Phillips 66 to incur potentially material capital expenditures.

Transportation of crude oil, NGL and refined petroleum products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks and could subject us to the provisions of the Oil Pollution Act of 1990 and similar state environmental laws should a spill occur from our pipelines. We and Phillips 66 have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined petroleum products; however, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available at any given time. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or petroleum products into navigable waters. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations. Our failure to comply with these or any other environmental, safety or pipeline-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition, or results of operations. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. See Items 1 and 2. Business and Properties—Environmental Regulations and Items 1 and 2. Business and Properties—Rates and Safety Regulations—Pipeline Safety, for additional information.

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

Hydraulic fracturing is a common practice used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and is primarily presently regulated by state agencies. However, Congress has in the past and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing, and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA also has adopted regulations requiring “green completions” of hydraulically fractured wells and is moving forward with, among other things, various regulations relating to certain emission requirements for some midstream equipment. We do not believe these new regulations will have a direct effect on our operations. If new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where our shippers’ producer suppliers operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities, which could reduce demand for our transportation and midstream services.

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

Our pipelines, terminals, fractionator and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

Terrorist attacks and threats, cyber attacks, or escalation of military activity in response to these attacks could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, cyber attacks, or escalation of military activity in response to these attacks may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyber attacks than other targets in the United States. We do not maintain specialized insurance for possible liability or loss resulting from a cyber attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

We may incur greater than anticipated costs and liabilities in order to comply with safety regulations, including pipeline integrity management program testing and related repairs.

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

Certain of our pipelines provide interstate service that is subject to regulation by FERC. FERC uses prescribed rate methodologies for developing regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by FERC may not recover all of our costs of providing services. In addition, these methodologies and changes to FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates. For example, on October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking seeking comment on a number of proposals that could impose various limits on increases in a rate ceiling or an annual index-based rate increase. Comments were due on January 19, 2017 and reply comments are due March 17, 2017.

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

Certain of our pipelines provide intrastate service that is subject to regulation by various state agencies. These state agencies could limit our ability to increase our rates or to set rates based on our costs or could order us to reduce our rates and could require the payment of refunds to shippers. Such regulation or a successful challenge to our intrastate pipeline rates could adversely affect our financial position, cash flows or results of operations. See Items 1 and 2. Business and Properties—Rates and Safety Regulations, for additional information.

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

As of December 31, 2016, Phillips 66 owned, through Phillips 66 PDI, a 2.0 percent general partner interest and a 58.6 percent limited partner interest in us and owned and controlled our General Partner. Additionally, Phillips 66 continues to own a 50 percent equity interest in DCP Midstream, LLC (DCP Midstream), and a 50 percent equity interest in Chevron Phillips Chemical Company LLC (CPChem). Although our General Partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Phillips 66. Conflicts of interest may arise between Phillips 66 and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Phillips 66, over the interests of our common unitholders. These conflicts include, among others, the following situations:

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

•
Phillips 66, as our primary customer, has an economic incentive to cause us to not seek higher tariff rates, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s length, third-party transactions.

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

•
Our General Partner will determine the amount and timing of asset acquisitions and sales, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders.

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

•
Our partnership agreement permits us to classify up to $60 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our General Partner in respect of the general partner interest or the incentive distribution rights.

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

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to rely primarily upon external financing sources, including related-party financing from Phillips 66, borrowings under our revolving credit facility and future issuances of equity and debt securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy may significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

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

Our partnership agreement contains provisions that restrict the remedies available to unitholders for actions taken by our General Partner that might otherwise constitute breaches of fiduciary duty under state fiduciary duty law. For example, our partnership agreement:

•
Provides that whenever our General Partner makes a determination or takes, or declines to take, any other action in its capacity as our General Partner, our General Partner is required to make such determination, or take or decline to take such other action, in good faith, meaning that it subjectively believed that the determination or the decision to take or decline to take such action was in the best interests of the partnership, and will not be subject to any other or different standard imposed by our partnership agreement, Delaware law, or any other law, rule or regulation, or at equity.

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

The unitholders are unable initially to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units voting together as a single class is required to remove our General Partner. Our General Partner and its affiliates own approximately 59.8 percent of our total outstanding common units on an aggregate basis.

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

At December 31, 2016, Phillips 66 held 64,047,024 common units. We have agreed to provide Phillips 66 with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our General Partner and its affiliates own more than 80 percent of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our General Partner and its affiliates owned approximately 59.8 percent of our common units at December 31, 2016.

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

We have significant indebtedness and may incur substantial additional indebtedness in the future. Our indebtedness may impose various restrictions and covenants on us that could have material adverse consequences, including:

•	Limiting our ability to obtain additional financing, if necessary, for working capital, capital expenditures, acquisitions or other purposes.

•	Reducing our funds available for operations, business opportunities and distributions to unitholders because of the amount of our cash flow required to make interest payments on our debt.

•	Making us more vulnerable to competitive pressures or a downturn in our business or the economy, generally.

•	Limiting our flexibility to respond to changing business and economic conditions.

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

We will be considered to have technically terminated our partnership for federal income tax purposes if there is a sale or exchange of 50 percent or more of the total interests in our capital and profits within a twelve-month period. For purposes of determining whether the 50 percent threshold has been met, multiple sales of the same interest will be counted only once. Our technical termination would, among other things, result in the closing of our taxable year for all unitholders, which would result in us filing two tax returns (and our unitholders could receive two Schedules K-1 if relief was not available, as described below) for one fiscal year and could result in a deferral of depreciation deductions allowable in computing our taxable income. In the case of a unitholder reporting on a taxable year other than a fiscal year ending December 31, the closing of our taxable year may also result in more than twelve months of our taxable income or loss being includable in the unitholder’s taxable income for the year of termination. Our termination currently would not affect our classification as a partnership for federal income tax purposes, but instead we would be treated as a new partnership for federal income tax purposes. If treated as a new partnership, we must make new tax elections, including a new election under Section 754 of the Internal Revenue Code, and could be subject to penalties if we are unable to determine that a termination occurred. The IRS has announced a publicly traded partnership technical termination relief program whereby, if a publicly traded partnership that technically terminated requests publicly traded partnership technical termination relief and such relief is granted by the IRS, among other things, the partnership will only have to provide one Schedule K-1 to unitholders for the year notwithstanding two partnership tax years.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any reportable litigation or governmental or other proceeding, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, that we believe will have a material adverse impact on our consolidated financial position.  In addition, as discussed in Note 13—Contingencies, in the Notes to Consolidated Financial Statements, under our amended omnibus agreement, Phillips 66 indemnifies us or assumes responsibility for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Unit Prices and Cash Distributions Per Unit
Our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. The following table reflects intraday high and low sales prices per common unit and cash distributions declared to unitholders for each quarter presented:

	Common Unit Price		Quarterly Cash Distribution Per Unit*
	High	Low
2016
First Quarter	$66.81	49.02	.481
Second Quarter	64.83	50.15	.505
Third Quarter	56.45	46.31	.531
Fourth Quarter	49.24	42.47	.558

2015
First Quarter	$81.63	61.50	.370
Second Quarter	76.95	67.46	.400
Third Quarter	72.25	40.00	.428
Fourth Quarter	66.75	46.20	.458
*Represents cash distribution attributable to the quarter and declared and paid within 45 days of quarter end pursuant to our partnership agreement.

Closing Common Unit Price at December 30, 2016	$48.64
Closing Common Unit Price at January 31, 2017	$56.17
Number of Unitholders of Record at January 31, 2017*	9
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

•	Provide for the proper conduct of our business (including reserves for our future capital expenditures and future credit needs),

•	Comply with applicable law or any of our debt instruments or other agreements,

•
Provide funds for distributions to our unitholders and to our General Partner for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing the minimum quarterly distribution on all common units and any cumulative arrearages on such common units for the current quarter);

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

General Partner Interest and Incentive Distribution Rights. Our General Partner is entitled to 2 percent of all quarterly distributions that we make. This general partner interest was represented by 2,187,386 general partner units at December 31, 2016. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2 percent interest in distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its 2 percent general partner interest.

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

Subordination Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied. As a result, in the second quarter of 2015, the 35,217,112 subordinated units held by Phillips 66 converted into common units on a one-for-one basis and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by us or the total number of outstanding units.

Item 6. SELECTED FINANCIAL DATA

The following table sets forth certain selected financial data as of and for each of the five years in the period ended December 31, 2016.

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

Effective March 1, 2016, we acquired a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) (the Initial Fractionator Acquisition), and on May 10, 2016, we acquired the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of Standish Pipeline (the Subsequent Fractionator Acquisition). On October 14, 2016, we acquired certain pipeline and terminal assets supporting four Phillips 66-operated refineries (the Eagle Acquisition). The Initial Fractionator Acquisition, Subsequent Fractionator Acquisition and Eagle Acquisition (collectively, the Acquisitions) were transfers of businesses between entities under common control, which requires them to be accounted for as if the transfers had occurred at the beginning of the period of transfer, with financial statements for prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial information has been retrospectively adjusted to include the historical results and financial position of the acquired businesses prior to their acquisition.

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

	Millions of Dollars Except Per Unit Amounts
	2016	2015*	2014*	2013*	2012*

Operating revenues—related parties	$727	582	531	441	371
Operating revenues—third parties	31	30	24	20	14
Equity in earnings of affiliates	114	77	—	—	—
Net income	408	306	245	174	122
Net income attributable to the Partnership	301	194	116	29	**
Limited partners’ interest in net income attributable to the Partnership	209	153	108	29	**
Net income attributable to the Partnership per limited partner unit (basic and diluted)
Common units	2.20	2.02	1.48	0.40	**
Subordinated units—Phillips 66	—	1.24	1.45	0.40	**
Total assets	4,109	3,662	2,034	1,672	1,061
Long term debt	2,396	1,091	18	—	—
Notes payable—related parties	—	964	764	—	—
Cash distributions paid per limited partner unit	1.9750	1.5380	1.1176	0.1548	**
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Information is not applicable for the periods prior to the Offering.

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in Phillips 66 Partners GP LLC to its wholly owned subsidiary, Phillips 66 Project Development Inc. (Phillips 66 PDI). We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and terminals, as well as other midstream assets. Our common units trade on the New York Stock Exchange under the symbol PSXP.

2016 developments included:

•
River Parish Acquisition. On November 17, 2016, we acquired from a third party an NGL logistics system in southeast Louisiana (the River Parish Acquisition). The system includes approximately 500 miles of pipeline and storage caverns connecting multiple third-party fractionators, a petrochemical plant and several refineries, including the Phillips 66 Alliance Refinery.

•
Eagle Acquisition. On October 14, 2016, we acquired from Phillips 66 certain pipeline and terminal assets supporting four Phillips 66-operated refineries (the Eagle Acquisition) for total consideration of $1,305 million, consisting of $1,109 million in cash and the issuance of 3,884,237 common units to Phillips 66 PDI and 208,783 general partner units to our General Partner.

•
Issuance of Senior Notes. On October 14, 2016, we closed on a public debt offering pursuant to our effective shelf registration statement and received total proceeds (net of underwriting discounts) of $1,111 million.

•
Issuance of Common Units. On August 12, 2016, we completed a public offering of 6,000,000 common units for total proceeds (net of underwriting discounts and commissions) of $299 million (Second 2016 Unit Offering).

•
Explorer Equity Investment Acquisition. On August 9, 2016, we acquired an additional 2.48 percent equity interest in Explorer Pipeline Company (Explorer). The acquisition increased our interest in Explorer to 21.94 percent.

•
Formation of STACK Pipeline Joint Venture. On August 3, 2016, we and Plains All American Pipeline, L.P. (Plains) formed STACK Pipeline LLC (STACK Pipeline), a 50/50 joint venture that owns and operates a crude oil storage terminal and a common carrier pipeline that transports crude oil. Plains contributed the terminal and pipeline to the joint venture, and we contributed $50 million in cash, which was distributed to Plains.

•
ATM Program. On June 6, 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission (SEC) on May 13, 2016, allowing for the continuous issuance of up to an aggregate of $250 million of common units (such continuous offering program, or at-the-market program, referred to as our ATM Program). For the year ended December 31, 2016, on a settlement-date basis, we issued an aggregate of 346,152 common units under our ATM Program, generating net proceeds of $19 million after broker commissions.

•
Issuance of Common Units. On May 10, 2016, we completed a public offering of 12,650,000 common units for total proceeds (net of underwriting discounts and commissions) of $656 million (First 2016 Unit Offering).

•
Initial Fractionator Acquisition. On March 1, 2016, we acquired from Phillips 66 a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) for total consideration of $236 million, consisting of the assumption of a $212 million note payable and the issuance of 412,823 common units to Phillips 66 PDI and 8,425 general partner units to our General Partner.

•
Subsequent Fractionator Acquisition. On May 10, 2016, we acquired from Phillips 66 the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline for total consideration of $775 million. Total consideration consisted of the assumption of $675 million notes payable to a subsidiary of Phillips 66 and the issuance of 1,400,922 common units to Phillips 66 PDI and 286,753 general partner units to our General Partner.

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

See the “Basis of Presentation” section of Note 1—Business and Basis of Presentation, in the Notes to Consolidated Financial Statements, for additional information on the content and comparability of our historical financial statements.

Executive Overview
Net income and net income attributable to the Partnership was $408 million and $301 million, respectively, in 2016. We generated cash from operations of $492 million, and we raised $2,085 million from public debt and equity offerings. This cash was primarily used to fund strategic acquisitions of businesses and assets, pay off notes to affiliates, fund capital expenditures, and make quarterly cash distributions to our unitholders and General Partner. As of December 31, 2016, we had cash and cash equivalents of $2 million, total debt of $2,411 million, and unused capacity under our revolving credit facility of $540 million.

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

Our operating and maintenance expenses are also affected by volumetric gains/losses resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any NGL, crude oil, or refined petroleum product volumetric gain/loss is determined by the monthly average reference price for the applicable commodity. Any gains and losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

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

Our throughput volumes depend primarily on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s owned or operated refineries with which our assets are integrated, which in turn are primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. Throughput volumes of our equity affiliates depend primarily on upstream drilling activities, refinery performance and product supply and demand.

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

RESULTS OF OPERATIONS

	Millions of Dollars
	Year Ended December 31
	2016	2015*	2014*
Revenues and Other Income
Operating revenues—related parties	$727	582	531
Operating revenues—third parties	31	30	24
Equity in earnings of affiliates	114	77	—
Other income	1	6	—
Total revenues and other income	873	695	555

Costs and Expenses
Operating and maintenance expenses	216	203	184
Depreciation	96	61	46
General and administrative expenses	65	63	57
Taxes other than income taxes	33	27	16
Interest and debt expense	52	34	5
Other expenses	1	1	1
Total costs and expenses	463	389	309
Income before income taxes	410	306	246
Provision for income taxes	2	—	1
Net income	408	306	245
Less: Net income attributable to Predecessors	107	112	129
Net income attributable to the Partnership	301	194	116
Less: General partner’s interest in net income attributable to the Partnership	92	41	8
Limited partners’ interest in net income attributable to the Partnership	$209	153	108

Net cash provided by operating activities	$492	392	296

Adjusted EBITDA	$443	266	141

Distributable cash flow	$380	228	128
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Year Ended December 31
	2016	2015	2014
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil*	1,009	979	909
Refined products and NGL*	867	749	705
Total	1,876	1,728	1,614

Select Joint Venture Pipelines(2)
NGL	333	236	—

Terminals
Terminaling throughput and storage volumes(3)
Crude oil*(4)	541	519	477
Refined products and NGL*	833	813	771
Total	1,374	1,332	1,248

Revenue Per Barrel (dollars)
Average pipeline revenue per barrel(5)	$0.60	0.64	0.68
Average terminaling and storage revenue per barrel	0.41	0.41	0.34
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

	Millions of Dollars
	Year Ended December 31
	2016	2015*	2014*
Reconciliation to Net Income
Net income	$408	306	245
Plus:
Depreciation	96	61	46
Net interest expense	52	34	5
Provision for income taxes	2	—	1
EBITDA	558	401	297
Plus:
Distributions in excess of equity earnings	17	12	—
Expenses indemnified or prefunded by Phillips 66	6	2	2
Transaction costs associated with acquisitions	4	2	3
Less:
EBITDA attributable to Predecessors**	142	151	161
Adjusted EBITDA	443	266	141
Plus:
Deferred revenue impacts***	11	4	2
Less:
Net interest	52	34	3
Maintenance capital expenditures	22	8	12
Distributable cash flow	$380	228	128
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**The 2016 amount has been adjusted for a post-closing payment from Phillips 66 associated with the Eagle Acquisition.
***Difference between cash receipts and revenue recognition.

	Millions of Dollars
	Year Ended December 31
	2016	2015*	2014*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$492	392	296
Plus:
Net interest expense	52	34	5
Provision for income taxes	2	—	1
Changes in working capital	28	(12)	(3)
Undistributed equity earnings	(1)	—	—
Accrued environmental costs	(1)	(1)	—
Other**	(14)	(12)	(2)
EBITDA	558	401	297
Plus:
Distributions in excess of equity earnings	17	12	—
Expenses indemnified or prefunded by Phillips 66	6	2	2
Transaction costs associated with acquisitions	4	2	3
Less:
EBITDA attributable to Predecessors***	142	151	161
Adjusted EBITDA	443	266	141
Plus:
Deferred revenue impacts†	11	4	2
Less:
Net interest	52	34	3
Maintenance capital expenditures	22	8	12
Distributable cash flow	$380	228	128
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Primarily deferred revenue.
***The 2016 amount has been adjusted for a post-closing payment from Phillips 66 associated with the Eagle Acquisition.
†Difference between cash receipts and revenue recognition.

Minimum Volume Commitments
Under certain of our transportation services agreements, if Phillips 66 fails to ship a minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. Payments made by Phillips 66 for these shortfall volumes are initially recorded as “Deferred revenues—related parties” on our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. The deferred revenue is recognized at the earlier of the quarter in which Phillips 66 makes up the shortfall volumes or the expiration of the period in which Phillips 66 is contractually allowed to make up the shortfall volumes.

Detail on these transportation-based deferred revenues follows:

	Millions of Dollars
	Years Ended December 31
	2016	2015	2014

Deferred revenues—beginning of period	$4	—	—
Quarterly deficiency payments(1)	13	9	6
Quarterly deficiency make-up/expirations(2)	(5)	(5)	(6)
Deferred revenues—end of period	$12	4	—
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

2016 vs. 2015

Operating revenues increased $146 million, or 24 percent, in 2016. The increase was primarily attributable to additional revenues from the Sweeny NGL Fractionator and Clemens Caverns, which fully commenced operations in the fourth quarter of 2015. In addition, the increase was due to the acquisition of the River Parish NGL System in November 2016 and higher throughput volumes on our Gold Line Products System and Borger Crude System due to lower maintenance and turnaround activities at the Borger Refinery.

Equity in earnings of affiliates increased $37 million, or 48 percent, in 2016 mainly resulting from a full year of earnings from our investments in Explorer, DCP Sand Hills Pipeline, LLC (Sand Hills) and DCP Southern Hills Pipeline, LLC (Southern Hills), which we acquired in March 2015, and higher volumes on these systems. In addition, Bayou Bridge Pipeline, LLC (Bayou Bridge) contributed to increased earnings as a result of the pipeline going into service in April 2016.

Operating and maintenance expenses increased $13 million, or 6 percent, in 2016. The increase was primarily due to the impact of the full commercial operations of the Sweeny NGL Fractionator and Clemens Caverns. The assets were under construction during most of 2015.

Depreciation increased $35 million, or 57 percent, in 2016, primarily due to the impact of the full commercial operations of the Sweeny NGL Fractionator and Clemens Caverns.

Taxes other than income taxes increased $6 million in 2016, mainly due to the impact of the full commercial operations of the Sweeny NGL Fractionator and Clemens Caverns.

Interest and debt expense increased $18 million, or 53 percent, in 2016, resulting from a higher average debt principal balance as a result of the issuance of $1,125 million in aggregate principal amount of senior notes in October 2016. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

2015 vs. 2014

Operating revenues increased $57 million, or 10 percent, in 2015. The increase was primarily attributable to additional terminaling revenues from the Bayway and Ferndale rail racks, which we acquired in December 2014, and additional pipeline volumes from the Cross-Channel Connector Products System, which was also acquired in December 2014. There were also additional pipeline volumes from the Eagle Ford Gathering System, which began phase one of operations in January 2015. There was also a benefit from increased storage revenues attributable to the Medford Spheres, which began operations in March 2014.

Equity in earnings of affiliates increased $77 million in 2015 due to the acquisition of interests in Sand Hills, Southern Hills and Explorer in March 2015.

Operating and maintenance expenses increased $19 million, or 10 percent, in 2015. The increase was primarily due to additional costs associated with the assets acquired in the fourth quarter of 2014 and cleanup costs associated with a diesel fuel release in April 2015 on our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River. The increase was partially offset by lower maintenance costs.

Depreciation increased $15 million, or 33 percent, in 2015, primarily due to depreciation associated with the Bayway and Ferndale rail racks, which commenced operations in the second half of 2014.

Taxes other than income taxes increased $11 million, or 69 percent, in 2015, resulting from higher property taxes assessed on assets acquired in 2014.

Interest and debt expense increased $29 million in 2015, primarily due to the issuance of $1,100 million in aggregate principal amount of senior notes in February 2015. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
During 2016, cash provided by operating activities was $492 million, a 26 percent improvement over cash from operations of $392 million in 2015. The improvement was mainly driven by earnings from the Sweeny NGL Fractionator and Clemens Caverns, which became fully operational in the fourth quarter of 2015. This increase was partially offset by higher interest and debt expense.

During 2015, cash provided by operating activities was $392 million, a 32 percent improvement over cash from operations of $296 million in 2014. The improvement was mainly driven by distributions from our equity affiliates that were acquired in March 2015 and higher earnings from assets that commenced operations in the second half of 2014. These increases were partially offset by increased interest and debt expense.

Common Units
On August 12, 2016, we completed the Second 2016 Unit Offering, consisting of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit. We received proceeds (net of underwriting discounts and commissions) of $299 million from the offering. We utilized the net proceeds to repay the note assumed as part of the Initial Fractionator Acquisition, as well as other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to the recently formed STACK Pipeline. See Note 4—Acquisitions and Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

On May 10, 2016, we completed the First 2016 Unit Offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit. We received proceeds (net of underwriting discounts and commissions) of $656 million from the offering. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Acquisitions and Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit. We received proceeds (net of underwriting discounts and commissions) of $384 million from the offering. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes. See Note 5—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information on the Sand Hills, Southern Hills and Explorer acquisition.

ATM Program
On June 6, 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the SEC on May 13, 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings. As of December 31, 2016, on a settlement-date basis, we issued an aggregate of 346,152 common units under our ATM Program, generating net proceeds of $19 million after broker commissions. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
At December 31, 2016, we had an aggregate of $210 million borrowed and outstanding under our revolving credit facility established by our Credit Agreement dated June 7, 2013 (the Credit Agreement), as subsequently amended in October 2016 (the Second Amendment). The Second Amendment increased the amount available under the Credit Agreement to $750 million and extended the termination date to October 3, 2021.

We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million to a total of $1 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Credit Agreement for two additional one-year terms after October 3, 2021, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

Outstanding borrowings under the Credit Agreement bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on our credit ratings in effect from time to time. The Credit Agreement requires that the Partnership’s ratio of total debt to EBITDA for the prior four fiscal quarters must be no greater than 5.0:1.0 as of the last day of each fiscal quarter (and 5.5:1.0 during the period following certain specified acquisitions).

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

On May 10, 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also on May 10, 2016, using proceeds from the First 2016 Unit Offering, we repaid two of the Subsequent Notes in their entirety, and reduced the outstanding balance on the remaining Subsequent Note to $19 million, which was repaid on June 30, 2016.

Because the Initial Note and Subsequent Notes were held by entities we acquired in common control transactions, prior period debt balances have been recast as if we had held the notes since their inception in January 2014.

2016 Senior Notes
On October 14, 2016, we closed on a notes offering (2016 Notes Offering) of $1,125 million aggregate principal amount of unsecured senior notes consisting of:

•	$500 million of 3.55% Senior Notes due October 1, 2026.

•	$625 million of 4.90% Senior Notes due October 1, 2046.

Total proceeds (net of underwriting discounts) received from the 2016 Notes Offering were $1,111 million. We utilized the net proceeds to fund the cash consideration for the Eagle Acquisition and for general partnership purposes.

2015 Senior Notes
On February 23, 2015, we closed on a notes offering (2015 Notes Offering) of $1,100 million aggregate principal amount of unsecured senior notes consisting of:

•	$300 million of 2.646% Senior Notes due February 15, 2020.

•	$500 million of 3.605% Senior Notes due February 15, 2025.

•	$300 million of 4.680% Senior Notes due February 15, 2045.

Total proceeds (net of underwriting discounts) received from the 2015 Notes Offering were $1,092 million. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments. In addition, the Partnership used a portion of the proceeds to repay three notes payable to a subsidiary of Phillips 66.

Our senior unsecured long-term debt has been rated investment grade by Standard & Poor’s Rating Services (BBB) and Moody’s Investor Services (Baa3).

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests and debt securities.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Capital Requirements

Acquisitions
During 2016, 2015 and 2014 we completed several major acquisitions, including:

•	The October 2016 Eagle Acquisition consisting of various Phillips 66 pipeline and terminal assets.

•	The May 2016 Subsequent Fractionator Acquisition, consisting of the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline.

•	The March 2016 Initial Fractionator Acquisition, consisting of a 25 percent controlling interest in Sweeny Frac LLC.

•	The March 2015 acquisition of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills and its 19.46 percent equity interest in Explorer.

•	The December 2014 acquisition of Phillips 66’s Bayway and Ferndale rail racks.

•	The March 2014 acquisition of Phillips 66’s Gold Line and Medford assets.

See Note 4—Acquisitions, Note 5—Equity Investments and Note 18—Cash Flow Information, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions, including consideration paid and the cash and noncash elements of the transactions.

Capital Expenditures and Investments
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational requirements of our wholly owned and joint venture entities. Our capital requirements consist of maintenance and expansion capital expenditures on our assets, as well as contributions to our joint ventures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the years ended December 31, 2016, 2015 and 2014 were:

	Millions of Dollars
	2016	2015	2014

Capital expenditures and investments attributable to Partnership
Expansion	$439	197	54
Maintenance	22	8	12
Total	461	205	66

Capital expenditures attributable to Predecessors*	96	690	707
Total capital expenditures and investments	$557	895	773
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Capital expenditures attributable to Predecessors for the three-year period ended December 31, 2016, primarily reflected construction of the Sweeny Fractionator and Clemens Caverns, as well as construction of rail racks to accept crude deliveries at the Phillips 66 Bayway and Ferndale refineries.

Our capital expenditures and investments attributable to the Partnership for the year ended December 31, 2016, were $461 million, reflecting:

•	Acquisition of River Parish, a third party’s NGL logistics assets.

•	Investment in a 50 percent interest in STACK Pipeline, which owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil.

•	Increased storage capacity at Clemens Caverns to 7.5 million barrels.

•	Investment in construction of the Sacagawea Pipeline, a crude oil gathering system in North Dakota.

•
Investment in construction of the Bayou Bridge Pipeline, which will transport crude from Nederland, Texas, to St. James, Louisiana.  The initial segment of the pipeline to the Phillips 66 refinery in Lake Charles, Louisiana, was placed in service in April 2016.

•	Contributions to our Sand Hills joint venture to increase capacity on its NGL pipeline system.

•	Acquisition from a third party of an additional 2.48 percent equity interest in Explorer.

Our capital expenditures and investments attributable to the Partnership for the year ended December 31, 2015, were $205 million, reflecting:

•	Acquisition of Phillips 66’s interest in the Bayou Bridge Pipeline.

•	Shared construction costs of the joint venture projects with Paradigm, including construction of the Palermo Rail Terminal and the Sacagawea Pipeline.

•	Construction, completion and startup of the Eagle Ford Gathering System.

•	Contributions to our Sand Hills joint venture to increase capacity on its NGL pipeline system.

•	Reactivation and expansion of the Cross-Channel Connector Products System.

Our capital expenditures and investments attributable to the Partnership for the year ended December 31, 2014, were $66 million, reflecting:

•	Construction and acquisition costs associated with the Palermo Rail Terminal project.

•	Acquisition costs associated with the Eagle Ford Gathering System project.

•	Reactivation of the Cross-Channel Connector Products System.

•	Replacement of buried piping with above-ground piping on our Clifton Ridge Crude System.

•
Engineering and survey work in preparation for the construction of a new tank and installation of enhanced equipment at our Hartford terminal, as well as the reactivation of a portion of the Hartford connector pipeline to a new connection point to increase available capacity.

2017 Budget
We have forecasted capital expenditures and investments to be $437 million for the year ending December 31, 2017. Of that amount, $381 million is allocated to growth projects and $56 million is targeted for maintenance capital spending. The forecasted capital expenditures and investments are primarily directed toward spending on:

•	Construction of the St. James segment of the Bayou Bridge Pipeline.

•	Contributions to STACK Pipeline to add capacity and to extend the origination point.

•	Contributions to our Sand Hills joint venture to increase capacity on its NGL pipeline system.

•	Expansion of the River Parish NGL system to reactivate and develop pipeline connections and a storage cavern.

•	Various upgrades and replacements on our assets.

We anticipate the forecasted maintenance capital expenditures will be funded primarily with cash from operations. We expect to rely primarily upon financing sources, including borrowings under the Credit Agreement, borrowings from related parties and the issuance of debt and equity securities, to fund any significant expansion capital expenditures.

Cash Distributions
On January 18, 2017, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.558 per common unit which, combined with distributions to our General Partner, resulted in a total distribution of $88 million attributable to the fourth quarter of 2016. This distribution was paid February 13, 2017, to unitholders of record as of January 31, 2017.

Cash distributions are made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitles our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on January 18, 2017, our General Partner received 32 percent of the fourth-quarter 2016 cash distributions in respect of its 2 percent general partner interest and its ownership of all IDRs.

The following table summarizes our quarterly cash distributions for 2016 and 2015:

Quarter Ended	Quarterly Cash Distribution Per Limited Partner Unit* (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
December 31, 2016	$0.558	$88	February 13, 2017
September 30, 2016	0.531	82	November 14, 2016
June 30, 2016	0.505	70	August 12, 2016
March 31, 2016	0.481	56	May 12, 2016
December 31, 2015	0.458	51	February 12, 2016
September 30, 2015	0.428	46	November 12, 2015
June 30, 2015	0.400	41	August 12, 2015
March 31, 2015	0.370	37	May 12, 2015
*Cash distributions declared attributable to the indicated periods.

Subordination Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied. As a result, in the second quarter of 2015 the 35,217,112 subordinated units held by Phillips 66 converted into common units on a one-for-one basis, and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by us or the total number of outstanding units.

Contractual Obligations
The following table summarizes our aggregate contractual obligations as of December 31, 2016:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$2,435	15	—	495	1,925
Interest on debt	1,676	87	177	165	1,247
Operating lease obligations	110	3	6	6	95
Purchase obligations (b)	87	50	13	12	12
Other short-term and long-term liabilities:
Asset retirement obligations	9	—	—	—	9
Accrued environmental costs	2	—	1	—	1
Total	$4,319	155	197	678	3,289

(a)	See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)
Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms. Includes accounts payable reflected on our consolidated balance sheet.

In addition to the obligations included in the table above, we are party to an amended omnibus agreement with Phillips 66. The amended omnibus agreement contractually requires us to pay a monthly operational and administrative support fee in the amount of $7 million to Phillips 66 for certain administrative and operational support services being provided to us. The amended omnibus agreement generally remains in full force and effect so long as Phillips 66 controls our General Partner. Due to the indefinite nature of the agreement’s term, the fixed fee is not included in the contractual obligations table above.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2016 and 2015, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Paradis Pipeline Station Incident
On February 9, 2017, a fire occurred at the Paradis Pipeline Station on the River Parish NGL system, located west of New Orleans, Louisiana.  There was one Phillips 66 employee fatality in the fire.  The fire was extinguished and damage assessment is ongoing.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting policies and to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses.

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

Impairments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in future cash flows expected to be generated by an asset group. If the sum of the undiscounted pretax cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally at a pipeline system, terminal or fractionation system level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted using principal market participant assumptions when necessary. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future volumes, commodity prices, operating costs, margins, discount rates and capital project decisions, considering all available information at the date of review.

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

Goodwill
At December 31, 2016, we had $185 million of goodwill recorded in conjunction with past business combinations. The majority of our goodwill was received through acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. Goodwill is not amortized. Instead, goodwill is subject to at least an annual review for impairment at a reporting unit level. The reporting unit or units used to evaluate and measure goodwill for impairment are determined primarily from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. We have one reporting unit with a goodwill balance.

Because quoted market prices for our reporting unit with a goodwill balance are not available, management applies judgment in determining the estimated fair values of the reporting unit for purposes of performing the goodwill impairment test.  Management uses all available information to make this fair value determination, including observed market earnings multiples of comparable companies, our common unit price and associated total company market capitalization.

We completed our annual impairment test, as of October 1, 2016, and concluded that the fair value of our reporting unit with a goodwill balance exceeded the recorded net book value (including goodwill) by over 100 percent. However, a decline in the estimated fair value of the reporting unit in the future could result in an impairment.  A prolonged or significant decline in our unit price or a significant decline in actual or forecasted earnings could provide evidence of a significant decline in fair value and a need to record a material impairment of goodwill.  After we have completed our annual test, we continue to monitor for impairment indicators, which can lead to further goodwill impairment testing.

NEW ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles—Goodwill and Other—Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Public business entities should apply the guidance in ASU No. 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2017-04.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies the classification and presentation of changes in restricted cash. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Public business entities should apply the guidance in ASU No. 2016-18 on a retrospective basis for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Public business entities should apply the guidance in ASU No. 2016-15 on a retrospective basis for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2016-15 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous GAAP. A contract represents a lease if a transfer of control occurs over identified PP&E for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use.  The FASB continued to maintain two classifications of leases — financing and operating — which are substantially similar to capital and operating leases in the previous lease guidance.  Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet.  The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision will also affect net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. ASU No. 2014-09 was further amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and in December 2016 by the provisions of ASU No. 2016-20, “Technical Corrections to Topic 606, Revenue from Contracts with Customers.” As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. Our evaluation is ongoing, and based upon our analysis to-date, we have not identified any material impact on our financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we operate only in the United States, we are not exposed to foreign currency exchange-rate risk.

Commodity Price Risk
As we neither take ownership of the crude oil, refined petroleum products or NGLs we transport or store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodities being shipped. This loss allowance, which represented 3 percent, 4 percent and 9 percent of our total operating revenues in 2016, 2015 and 2014, respectively, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with commodity prices of the products we transport and store; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

Interest Rate Risk
Our use of fixed- or variable-rate debt directly exposes us to interest rate risk. Fixed-rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed-rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our revolving credit facility, exposes us to short-term changes in market rates that impact our interest expense.

The following tables provide information about our debt instruments that are sensitive to changes in U.S. interest rates. These tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at the reporting date. The carrying amount of our floating-rate debt approximates its fair value. The fair value of the fixed-rate financial instruments is estimated based on quoted market prices.

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Year-End 2016
2017	$—		$15	1.8%
2018	—		—
2019	—		—
2020	300	2.6%	—
2021	—		195	2.0%
Remaining years	1,925	4.2%	—
Total	$2,225		$210

Fair value	$2,147		$210

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Average Interest Rate	Floating Rate Maturity	Average Interest Rate

Year-End 2015*
2016	$—		$—
2017	—		—
2018	—		—
2019	—		—
2020	1,264	2.9%	—
Remaining years	800	4.0%	—
Total	$2,064		$—

Fair value	$1,900		$—
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

•	Inability to timely obtain or maintain permits, including those necessary for capital projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to timely complete construction of announced and future capital projects.

•	The operation, financing and distribution decisions of our joint ventures.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, railcars and other means of delivering and transporting crude oil, NGL and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in Item 1A. Risk Factors in this report.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2016. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2016.

Ernst & Young LLP has issued an audit report on the Partnership’s internal control over financial reporting as of December 31, 2016, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman of the Board of Directors and Chief Executive Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Director, Vice President and Chief Financial Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

We have audited the accompanying consolidated balance sheet of Phillips 66 Partners LP as of December 31, 2016 and 2015, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the management of the Partnership’s general partner, Phillips 66 Partners GP LLC. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the consolidated financial statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC (the “Pipelines”). The Partnership accounts for its 33.34% interest in each of the Pipelines using the equity method of accounting. In the consolidated financial statements, the Partnership’s total investment in the Pipelines is stated at $657 million and $644 million as of December 31, 2016 and 2015, respectively, and the Partnership’s total equity in net income of the Pipelines is stated at $88 million and $62 million for the years ended December 31, 2016 and 2015, respectively. Those statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Pipelines, is based on the reports of the other auditors.

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

In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Phillips 66 Partners LP at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 17, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

Houston, Texas
February 17, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

We have audited Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). Management of the Partnership’s general partner, Phillips 66 Partners GP LLC, is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included under the heading “Assessment of Internal Control Over Financial Reporting” in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit.

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

In our opinion, Phillips 66 Partners LP maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the 2016 consolidated financial statements of Phillips 66 Partners LP and our report dated February 17, 2017 expressed an unqualified opinion thereon.
/s/ Ernst & Young LLP

Houston, Texas
February 17, 2017

Report of Independent Registered Public Accounting Firm

To the Members of
DCP Sand Hills Pipeline, LLC
Denver, Colorado

We have audited the consolidated balance sheets of DCP Sand Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the year ended December 31, 2016 and for the period from March 2, 2015 through December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DCP Sand Hills Pipeline, LLC and its subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the year ended December 31, 2016 and for the period from March 2, 2015 through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 10, 2017

Report of Independent Registered Public Accounting Firm

To the Members of
DCP Southern Hills Pipeline, LLC
Denver, Colorado

We have audited the consolidated balance sheets of DCP Southern Hills Pipeline, LLC and subsidiary (the "Company") as of December 31, 2016 and 2015, and the related consolidated statements of operations, changes in members’ equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States) and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of DCP Southern Hills Pipeline, LLC and its subsidiary as of December 31, 2016 and 2015, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 10, 2017

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2016	2015*	2014*
Revenues and Other Income
Operating revenues—related parties	$727	582	531
Operating revenues—third parties	31	30	24
Equity in earnings of affiliates	114	77	—
Other income	1	6	—
Total revenues and other income	873	695	555

Costs and Expenses
Operating and maintenance expenses	216	203	184
Depreciation	96	61	46
General and administrative expenses	65	63	57
Taxes other than income taxes	33	27	16
Interest and debt expense	52	34	5
Other expenses	1	1	1
Total costs and expenses	463	389	309
Income before income taxes	410	306	246
Provision for income taxes	2	—	1
Net income	408	306	245
Less: Net income attributable to Predecessors	107	112	129
Net income attributable to the Partnership	301	194	116
Less: General partner’s interest in net income attributable to the Partnership	92	41	8
Limited partners’ interest in net income attributable to the Partnership	$209	153	108

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units	$2.20	2.02	1.48
Subordinated units—Phillips 66	—	1.24	1.45

Cash Distributions Paid Per Limited Partner Unit (dollars)	$1.9750	1.5380	1.1176

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	34,804	23,376	18,889
Common units—Phillips 66	60,436	44,797	19,380
Subordinated units—Phillips 66	—	12,736	35,217
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	2016	2015*	2014*

Net Income	$408	306	245
Defined benefit plans
Plans sponsored by equity affiliates, net of tax	1	—	—
Other comprehensive income	1	—	—
Comprehensive Income	$409	306	245
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2016	2015*
Assets
Cash and cash equivalents	$2	50
Accounts receivable—related parties	76	22
Accounts receivable—third parties	7	7
Materials and supplies	11	8
Prepaid expenses	4	2
Other current assets	—	2
Total Current Assets	100	91
Equity investments	1,142	945
Net properties, plants and equipment	2,675	2,437
Goodwill	185	182
Deferred rentals—related parties	5	6
Other assets	2	1
Total Assets	$4,109	3,662

Liabilities
Accounts payable—related parties	$12	4
Accounts payable—third parties	31	82
Payroll and benefits payable	—	3
Accrued property and other taxes	10	14
Accrued interest	26	22
Short-term debt	15	—
Deferred revenues—related parties	14	4
Other current liabilities	3	4
Total Current Liabilities	111	133
Notes payable—related party	—	964
Long-term debt	2,396	1,091
Asset retirement obligations	9	11
Accrued environmental costs	2	4
Deferred income taxes	2	1
Deferred revenues—related parties—long-term	23	14
Total Liabilities	2,543	2,218

Equity
Net investment—Predecessors	—	1,054
Common unitholders—public (2016—43,134,902 units issued and outstanding; 2015—24,138,750 units issued and outstanding)	1,795	809
Common unitholder—Phillips 66 (2016—64,047,024 units issued and outstanding; 2015—58,349,042 units issued and outstanding)	476	233
General partner—Phillips 66 (2016—2,187,386 units issued and outstanding; 2015—1,683,425 units issued and outstanding)	(704)	(650)
Accumulated other comprehensive loss	(1)	(2)
Total Equity	1,566	1,444
Total Liabilities and Equity	$4,109	3,662
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2016	2015*	2014*
Cash Flows From Operating Activities
Net income	$408	306	245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	96	61	46
Deferred rentals	1	—	—
Deferred taxes	—	—	—
Accrued environmental costs	1	1	—
Unfunded equity losses	1	—	—
Deferred revenues—long-term	9	11	2
Other	4	1	—
Working capital adjustments
Decrease (increase) in accounts receivable	(58)	1	(14)
Decrease (increase) in materials and supplies	(2)	(2)	—
Decrease (increase) in prepaid expenses and other current assets	(2)	(2)	—
Increase (decrease) in accounts payable	19	(9)	12
Increase (decrease) in accrued interest	4	13	2
Increase (decrease) in deferred revenues	10	4	1
Increase (decrease) in other accruals	1	7	2
Net Cash Provided by Operating Activities	492	392	296

Cash Flows From Investing Activities
Eagle acquisition	(990)	—	—
Sand Hills/Southern Hills/Explorer equity investment acquisition	—	(734)	—
Gold Line/Medford acquisition	—	—	(138)
Bayway/Ferndale/Cross-Channel acquisition	—	—	(28)
Cash capital expenditures and investments	(584)	(948)	(659)
Return of investment from equity affiliates	16	12	—
Net Cash Used in Investing Activities	(1,558)	(1,670)	(825)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	45	(46)	94
Project prefunding from Phillips 66	—	—	2
Acquisition of noncontrolling interest in Sweeny Frac LLC	(656)	—	—
Issuance of debt	2,118	1,781	380
Repayment of debt	(1,096)	(499)	(10)
Issuance of common units	983	396	—
Offering costs	(12)	(12)	—
Debt issuance costs	(10)	(10)	(1)
Distributions to General Partner associated with acquisitions**	(119)	(146)	(262)
Quarterly distributions to common unitholders—public	(64)	(35)	(21)
Quarterly distributions to common unitholder—Phillips 66	(119)	(63)	(22)
Quarterly distributions to subordinated unitholder—Phillips 66	—	(25)	(39)
Quarterly distributions to General Partner—Phillips 66	(76)	(30)	(4)
Other cash contributions from Phillips 66	24	—	4
Net Cash Provided by Financing Activities	1,018	1,311	121

Net Change in Cash and Cash Equivalents	(48)	33	(408)
Cash and cash equivalents at beginning of period	50	17	425
Cash and Cash Equivalents at End of Period	$2	50	17
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**See Note 18— Cash Flow Information
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total*

December 31, 2013	$408	49	105	11	—	1,025	1,598
Net income attributable to Predecessors	—	—	—	—	—	129	129
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	109	109
Contributions from Phillips 66 prior to acquisitions	—	—	—	—	—	4	4
Project prefunding from Phillips 66	—	—	—	—	—	2	2
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(536)	—	(281)	(817)
Issuance of units associated with acquisitions	—	1	—	—	—	—	1
Net income attributable to the Partnership	28	29	51	8	—	—	116
Quarterly cash distributions to unitholders and General Partner	(21)	(22)	(39)	(4)	—	—	(86)
Other contributions from Phillips 66	—	—	—	4	—	—	4
December 31, 2014	415	57	117	(517)	—	988	1,060
Net income attributable to Predecessors	—	—	—	—	—	112	112
Net contributions to Phillips 66—Predecessors	—	—	—	—	—	(46)	(46)
Issuance of common units	384	—	—	—	—	—	384
Conversion of subordinated units	—	107	(107)	—	—	—	—
Deemed net distributions to General Partner associated with acquisitions	—	5	—	(150)	—	—	(145)
Issuance of units associated with acquisitions	—	34	—	1	—	—	35
Net income attributable to the Partnership	45	93	15	41	—	—	194
Other comprehensive loss	—	—	—	—	(2)	—	(2)
Quarterly cash distributions to unitholders and General Partner	(35)	(63)	(25)	(30)	—	—	(153)
Other contributions from Phillips 66	—	—	—	5	—	—	5
December 31, 2015	809	233	—	(650)	(2)	1,054	1,444
Net income attributable to Predecessors	—	—	—	—	—	107	107
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	95	95
Issuance of common units	971	—	—	—	—	—	971
Allocation of net investment to unitholders	—	232	—	34	—	(266)	—
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(119)	—	(990)	(1,109)
Net income attributable to the Partnership	79	130	—	92	—	—	301
Other comprehensive income	—	—	—	—	1	—	1
Quarterly cash distributions to unitholders and General Partner	(64)	(119)	—	(76)	—	—	(259)
Other contributions from Phillips 66	—	—	—	15	—	—	15
December 31, 2016	$1,795	476	—	(704)	(1)	—	1,566
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2013	18,888,750	16,328,362	35,217,112	1,437,433	71,871,657
Units issued associated with acquisitions	—	4,610,136	—	94,085	4,704,221
December 31, 2014	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued in a public equity offering	5,250,000	—	—	—	5,250,000
Units issued associated with acquisitions	—	2,193,432	—	151,907	2,345,339
Subordinated unit conversion	—	35,217,112	(35,217,112)	—	—
December 31, 2015	24,138,750	58,349,042	—	1,683,425	84,171,217
Units issued in public equity offerings	18,996,152	—	—	—	18,996,152
Units issued associated with acquisitions	—	5,697,982	—	503,961	6,201,943
December 31, 2016	43,134,902	64,047,024	—	2,187,386	109,369,312
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context.

Description of the Business
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interests in us and its 100 percent interest in our General Partner to its wholly owned subsidiary, Phillips 66 Project Development Inc. (Phillips 66 PDI). We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines, terminals and other midstream assets.

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionator. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and integral to the operation of, nine of Phillips 66’s owned or joint venture refineries.

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

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative values of properties, plants and equipment and equity-method investments, or number of terminals and pipeline miles, and secondarily on activity-based cost allocations. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Summary of Significant Accounting Policies

Consolidation Principles and Investments
Our consolidated financial statements include the accounts of majority-owned subsidiaries. All intercompany transactions and accounts have been eliminated. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. Undivided interests in pipelines are consolidated on a proportionate basis.

Net Investment
In the consolidated balance sheet, “Net investment” represents Phillips 66’s historical investment in us, our accumulated net earnings after taxes, and the net effect of transactions with, and allocations from, Phillips 66.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, as well as the disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

Common Control Transactions
Businesses acquired from Phillips 66 and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their carrying value. Any difference between carrying value and recognized consideration is treated as a capital transaction. To the extent that such transactions require prior periods to be recast, historical net equity amounts prior to the transaction date are reflected in “Net Investment.” Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statement of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity in our consolidated statement of cash flows.

Revenue Recognition
Revenue is recognized for NGL, crude oil and refined petroleum product pipeline transportation based on the delivery of actual volumes transported at contractual tariff rates. Revenue is recognized for NGL, crude oil and refined petroleum product terminaling, storage, and fractionation services as performed based on contractual rates related to throughput volumes, capacity or cost-plus-margin arrangements. A significant portion of our revenue is derived from Phillips 66.

Transportation contracts that are operating leases and include rentals with fixed escalation are recognized on a straight-line basis over the lease term. Any difference between the transportation fee recognized under the straight-line method and the transportation fee received in cash is deferred to the consolidated balance sheet as “Deferred rentals-related parties.” If the underlying transportation contract is amended to eliminate fixed escalation, the balance of deferred rentals is amortized over the remaining life of the contract.

Certain transportation services agreements, terminal services agreements and a fractionation service agreement with Phillips 66 are considered operating leases under GAAP. Revenues from these agreements are recorded within “Operating revenues—related parties” on our combined statement of income. See Note 14—Leases for additional information on these operating leases and Note 20—Related Party Transactions for additional information on our agreements with Phillips 66.

Billings to Phillips 66 for shortfall volumes under its quarterly minimum volume commitments are recorded as “Deferred revenues—related parties” in our combined balance sheet, as Phillips 66 has the right to make up the shortfall volumes in the following four quarters. The deferred revenue will be recognized at the earlier of when shortfall volumes are made up or when the make-up rights contractually expire.

At the time the Clemens Caverns commenced operations, the caverns had not reached total planned working capacity contracted under the storage agreement.  During the build-out of the remaining capacity, a portion of the monthly storage fees is deferred.  The deferred revenue is recognized over the remaining term of the agreement as additional storage capacity is placed into service.

Cash Equivalents
Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and will mature within 90 days or less from the date of acquisition. We carry these at cost plus accrued interest, which approximates fair value.

Imbalances
We do not purchase or produce NGL, crude oil or refined petroleum product inventories. We experience imbalances as a result of variances in meter readings and in other measurement methods, and volume fluctuations within our NGL, crude oil and refined products systems due to pressure and temperature changes. Certain of our transportation contracts provide for the shipper to pay a contractual loss allowance, which is valued using quoted market prices of the applicable commodity being shipped. These contractual loss allowances, which are received from the shipper irrespective of, and calculated independently from, actual volumetric gains or losses, are recorded as revenue. Any actual volumetric gains or losses are valued using quoted market prices of the applicable commodities and are recorded as decreases or increases to operating and maintenance expenses, respectively.

Fair Value Measurements
We measure assets and liabilities requiring fair value presentation or disclosure using an exit price (i.e., the price that would be received to sell an asset or paid to transfer a liability) and disclose such amounts according to the quality of valuation inputs under the following hierarchy:

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

Nonrecurring Fair Value Measurements
Fair value measurements are applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which consist primarily of asset retirement obligations. Nonrecurring fair value measurements are also applied, when applicable, to determine the fair value of our long-lived assets.

Properties, Plants and Equipment (PP&E)
PP&E is stated at cost. Costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation of PP&E is determined by the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

Capitalized Interest
Interest from external borrowings is capitalized on major projects with an expected construction period of six months or longer. Capitalized interest is added to the cost of the underlying asset’s PP&E and is amortized over the useful life of the asset.

Major Maintenance Activities
Costs for planned integrity management projects are expensed in the period incurred. These types of costs include inspection services, contractor repair services, materials and supplies, equipment rentals and labor costs.

Impairment of PP&E
PP&E used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, including applicable liabilities, then the carrying value is written down to estimated fair value and reported as impairments in the period in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets—generally at the pipeline system, terminal level or fractionation system. Since there usually is a lack of quoted market prices for our long-lived assets, the fair value of potentially impaired assets is typically determined based on the present values of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future throughputs, tariffs and fees, operating costs and capital project decisions, considering all available evidence at the date of review.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of the reporting unit with goodwill has been reduced below carrying value. The majority of our goodwill was received through acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. We have one reporting unit with a goodwill balance for testing goodwill for impairment.

Asset Retirement Obligations and Environmental Costs
Fair values of legal obligations to abandon or remove long-lived assets are recorded in the period in which the obligation is incurred. When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related PP&E. Over time, the liability is increased for the change in its present value, and the capitalized cost in PP&E is depreciated over the useful life of the related asset. Our estimate may change after initial recognition, in which case we record an adjustment to the liability and PP&E.

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

Impairment of Investments in Nonconsolidated Entities
Investments in nonconsolidated entities are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and a market analysis of comparable assets, if appropriate.

Income Taxes
We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of the assets and liabilities. Our operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of the taxable income. Therefore, we have excluded income taxes from these consolidated financial statements, except for the income tax provision resulting from state laws that apply to entities organized as partnerships. Our tax provision is computed as if we were a stand-alone tax paying entity. Any interest related to income taxes would be included in interest and debt expense, and penalties would be included in operating and maintenance expenses.

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

In June 2014, the FASB issued ASU No. 2014-10, “Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities (VIE) Guidance in Topic 810, Consolidation.” The new standard removed the definition of a development stage entity from the Master Glossary of the Accounting Standard Codification (ASC) and the related financial reporting requirements specific to development stage entities. This ASU is intended to reduce cost and complexity of financial reporting for entities that have not commenced planned principal operations. For financial reporting requirements other than the VIE guidance in ASC Topic 810, “Consolidation,” ASU No. 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2014. For the financial reporting requirements related to VIEs in ASC Topic 810, “Consolidation,” ASU No. 2014-10 was effective for annual and quarterly reporting periods of public entities beginning after December 15, 2015. We adopted the provisions of this ASU related to the financial reporting requirements other than the VIE guidance effective January 1, 2015.  We adopted the remaining provisions effective January 1, 2016.

Note 4—Acquisitions

2016 Acquisitions
During 2016, we and a co-venturer formed STACK Pipeline LLC (STACK Pipeline), a 50/50 joint venture. In addition, we acquired an additional 2.48 percent interest in Explorer Pipeline Company (Explorer). See Note 5—Equity Investments for information regarding our equity investments.

River Parish Acquisition
On November 17, 2016, we acquired a third party’s NGL logistics system in southeast Louisiana. We financed this transaction with cash and borrowings under our revolving credit facility. The acquired system includes a pipeline and storage caverns connecting multiple third-party fractionators, a petrochemical plant and several refineries, including the Phillips 66 Alliance Refinery. As of December 31, 2016, we provisionally recorded $183 million of PP&E.

Fractionator Acquisitions
Initial Fractionator Acquisition. On February 17, 2016, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) for total consideration of $236 million (the Initial Fractionator Acquisition). Total consideration consisted of the assumption of a $212 million note payable to a subsidiary of Phillips 66 and the issuance of 412,823 common units to Phillips 66 PDI and 8,425 general partner units to our General Partner to maintain its 2 percent general partner interest. The Initial Fractionator Acquisition closed on March 1, 2016. Total transaction costs of $1 million were expensed as incurred.

Subsequent Fractionator Acquisition. On May 4, 2016, we entered into a CCAA with subsidiaries of Phillips 66 to acquire the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline for total consideration of $775 million (the Subsequent Fractionator Acquisition). Total consideration consisted of the assumption of $675 million of notes payable to a subsidiary of Phillips 66 and the issuance of 1,400,922 common units to Phillips 66 PDI and 286,753 general partner units to our General Partner to maintain its 2 percent general partner interest in us after also taking into account the public offering we completed on May 10, 2016. The Subsequent Fractionator Acquisition closed on May 10, 2016. Total transaction costs of $1 million were expensed as incurred.

Acquired Assets. Through the Initial Fractionator Acquisition and Subsequent Fractionator Acquisition (collectively, the Fractionator Acquisitions), we acquired the following assets (the Acquired Fractionator Assets):

•
Sweeny NGL Fractionator. The newly constructed NGL fractionator is located within Phillips 66's Sweeny refinery complex in Old Ocean, Texas. The NGL fractionator uses distillation to process a raw (Y-grade) NGL stream into its individual purity components, such as propane and butane.

•
Clemens Caverns. The newly constructed underground salt dome NGL storage facility is located near Brazoria, Texas. The Clemens Caverns facilitate handling of Y-grade NGL for input into the Sweeny NGL Fractionator, as well as storage of purity NGL products produced by the fractionator.

•	Standish Pipeline. The refined petroleum product pipeline extends from Phillips 66’s refinery in Ponca City, Oklahoma, to our terminal in Wichita, Kansas.

Construction activities on the Sweeny NGL Fractionator and Clemens Caverns began in 2013. Commercial operations at the Sweeny NGL Fractionator commenced in December 2015, and commercial operations at the Clemens Caverns commenced in September 2015.

Eagle Acquisition
On October 11, 2016, we entered into a CCAA with subsidiaries of Phillips 66 for us to acquire certain pipeline and terminal assets supporting four Phillips 66-operated refineries (the Eagle Acquisition). The Eagle Acquisition closed on October 14, 2016. We paid Phillips 66 total consideration of $1,305 million, consisting of $1,109 million in cash and the issuance of 3,884,237 common units to Phillips 66 PDI and 208,783 general partner units to our General Partner to allow it to maintain its 2 percent general partner ownership in us.

Acquired Assets. Through the Eagle Acquisition, we acquired the following assets (the Acquired Eagle Assets):

•	Ponca Crude System: A crude pipeline and terminal system that provides crude supply for Phillips 66’s Ponca City Refinery.

•	Ponca Products System: A refined products and NGL pipeline and terminal system that provides product takeaway transportation services for Phillips 66’s Ponca City Refinery.

•	Billings Crude System: A crude pipeline and terminal system that provides crude supply for Phillips 66’s Billings Refinery.

•	Billings Products System: A refined products pipeline and terminal system that provides product takeaway transportation services for Phillips 66’s Billings Refinery.

•	Bayway Products System: A refined products and NGL terminal system that provides storage services for Phillips 66’s Bayway Refinery.

•	Borger Crude System: A crude pipeline and terminal system that provides crude supply for the Phillips 66-operated and jointly owned Borger Refinery.

•	Borger Refinery Products System: A refined products pipeline and terminal system that provides product takeaway transportation services for the Borger Refinery.

In connection with the Fractionator Acquisitions and the Eagle Acquisition, we entered into commercial agreements with Phillips 66 and amended the omnibus and operational services agreements with Phillips 66. See Note 20—Related Party Transactions for additional information on our commercial and support agreements with Phillips 66.

Common Control Transactions
The Fractionator Acquisitions and the Eagle Acquisition (collectively, the Acquisitions) were considered transfers of businesses between entities under common control, and therefore the related acquired assets were transferred at historical carrying value. The aggregate net book value of the Acquired Fractionator Assets and the Acquired Eagle Assets (collectively, the Acquired Assets), at the time of acquisition, was $1,154 million and $990 million, respectively. Because the Acquisitions were common control transactions in which we acquired businesses, our historical financial statements have been retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the Acquired Assets as if we owned the Acquired Assets for all periods presented.

The following tables present our results of operations and financial position giving effect to the Acquisitions. In the 2016 consolidated statements of income and cash flows tables, the first column includes the consolidated results of the Acquired Assets after the effective date of each acquisition. In the 2015 and 2014 consolidated statements of income and cash flows table, as well as the 2015 consolidated balance sheet table, the first column represents our historical financial information prior to the retrospective adjustments for the Acquired Assets, as presented in our 2015 Form 10-K filing. The second and third columns in all tables present the retrospective adjustments made to our historical financial information for the Acquired Assets prior to the effective date of acquisition. The fourth column in all tables presents our consolidated financial information as retrospectively adjusted.

	Millions of Dollars
	December 31, 2016
Consolidated Statement of Income	Phillips 66 Partners LP	Acquired Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$474	24	229	727
Operating revenues—third parties	14	—	17	31
Equity in earnings of affiliates	114	—	—	114
Other income	1	—	—	1
Total revenues and other income	603	24	246	873

Costs and Expenses
Operating and maintenance expenses	120	5	91	216
Depreciation	62	5	29	96
General and administrative expenses	40	1	24	65
Taxes other than income taxes	19	2	12	33
Interest and debt expense	52	—	—	52
Other expenses	—	—	1	1
Total costs and expenses	293	13	157	463
Income before income taxes	310	11	89	410
Provision for income taxes	2	—	—	2
Net income	308	11	89	408
Less: Net income attributable to noncontrolling interests	7	(7)	—	—
Less: Net income attributable to Predecessors	—	18	89	107
Net income attributable to the Partnership	$301	—	—	301

	Millions of Dollars
	December 31, 2015
Consolidated Statement of Income	Phillips 66 Partners LP (As Previously Reported)	Acquired Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results (As Currently Reported)
Revenues and Other Income
Operating revenues—related parties	$260	30	292	582
Operating revenues—third parties	5	—	25	30
Equity in earnings of affiliates	77	—	—	77
Other income	6	—	—	6
Total revenues and other income	348	30	317	695

Costs and Expenses
Operating and maintenance expenses	62	23	118	203
Depreciation	22	4	35	61
General and administrative expenses	27	5	31	63
Taxes other than income taxes	9	3	15	27
Interest and debt expense	34	—	—	34
Other expenses	—	—	1	1
Total costs and expenses	154	35	200	389
Income (loss) before income taxes	194	(5)	117	306
Provision for income taxes	—	—	—	—
Net income (loss)	194	(5)	117	306
Less: Net income (loss) attributable to Predecessors	—	(5)	117	112
Net income attributable to the Partnership	$194	—	—	194

	Millions of Dollars
	December 31, 2014
Consolidated Statement of Income	Phillips 66 Partners LP (As Previously Reported)	Acquired Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results (As Currently Reported)
Revenues and Other Income
Operating revenues—related parties	$223	15	293	531
Operating revenues—third parties	6	—	18	24
Equity in earnings of affiliates	—	—	—	—
Other income	—	—	—	—
Total revenues and other income	229	15	311	555

Costs and Expenses
Operating and maintenance expenses	53	2	129	184
Depreciation	16	1	29	46
General and administrative expenses	26	2	29	57
Taxes other than income taxes	4	—	12	16
Interest and debt expense	5	—	—	5
Other expenses	—	—	1	1
Total costs and expenses	104	5	200	309
Income before income taxes	125	10	111	246
Provision for income taxes	1	—	—	1
Net income	124	10	111	245
Less: Net income attributable to Predecessors	8	10	111	129
Net income attributable to the Partnership	$116	—	—	116

	Millions of Dollars
	December 31, 2015
Consolidated Balance Sheet	Phillips 66 Partners LP (As Previously Reported)	Acquired Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results (As Currently Reported)
Assets
Cash and cash equivalents	$48	2	—	50
Accounts receivable—related parties	22	—	—	22
Accounts receivable—third parties	3	—	4	7
Materials and supplies	2	2	4	8
Prepaid expenses	2	—	—	2
Other current assets	—	2	—	2
Total Current Assets	77	6	8	91
Equity investments	945	—	—	945
Net properties, plants and equipment	492	1,152	793	2,437
Goodwill	3	—	179	182
Deferred rentals—related parties	6	—	—	6
Other assets	1	—	—	1
Total Assets	$1,524	1,158	980	3,662

Liabilities
Accounts payable—related parties	$4	—	—	4
Accounts payable—third parties	9	58	15	82
Payroll and benefits payable	—	1	2	3
Accrued property and other taxes	5	3	6	14
Accrued interest	15	7	—	22
Deferred revenues—related parties	4	—	—	4
Other current liabilities	1	—	3	4
Total Current Liabilities	38	69	26	133
Notes payable—related party	—	964	—	964
Long-term debt	1,091	—	—	1,091
Asset retirement obligations	3	1	7	11
Accrued environmental costs	1	—	3	4
Deferred income taxes	—	—	1	1
Deferred revenues—related parties—long-term	1	10	3	14
Total Liabilities	1,134	1,044	40	2,218

Equity
Net investment—Predecessors	—	114	940	1,054
Common unitholders—public (2015—24,138,750 units issued and outstanding; 2014—18,888,750 units issued and outstanding)	809	—	—	809
Common unitholder—Phillips 66 (2015—58,349,042 units issued and outstanding; 2014—20,938,948 units issued and outstanding)	233	—	—	233
General partner—Phillips 66 (2015—1,683,425 units issued and outstanding; 2014—1,531,518 units issued and outstanding)	(650)	—	—	(650)
Accumulated other comprehensive loss	(2)	—	—	(2)
Total Equity	390	114	940	1,444
Total Liabilities and Equity	$1,524	1,158	980	3,662

	Millions of Dollars
	December 31, 2016
Consolidated Statement of Cash Flows	Phillips 66 Partners LP	Acquired Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results
Cash Flows From Operating Activities
Net income	$308	11	89	408
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	62	5	29	96
Deferred rentals	1	—	—	1
Accrued environmental costs	1	—	—	1
Unfunded equity losses	1	—	—	1
Deferred revenues—long-term	9	—	—	9
Other	—	6	(2)	4
Working capital adjustments			—
Decrease (increase) in accounts receivable	(58)	—	—	(58)
Decrease (increase) in materials and supplies	(2)	—	—	(2)
Decrease (increase) in prepaid expenses and other current assets	(2)	—	—	(2)
Increase (decrease) in accounts payable	16	1	2	19
Increase (decrease) in accrued interest	4	—	—	4
Increase (decrease) in deferred revenues	10	—	—	10
Increase (decrease) in other accruals	(3)	(1)	5	1
Net Cash Provided by Operating Activities	347	22	123	492

Cash Flows From Investing Activities
Eagle acquisition	(990)	—	—	(990)
Cash capital expenditures and investments	(469)	(36)	(79)	(584)
Return of investment from equity affiliates	16	—	—	16
Net Cash Used in Investing Activities	(1,443)	(36)	(79)	(1,558)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	—	89	(44)	45
Acquisition of noncontrolling interest in Sweeny Frac LLC	(656)	—	—	(656)
Issuance of debt	2,090	28	—	2,118
Repayment of debt	(991)	(105)	—	(1,096)
Issuance of common units	983	—	—	983
Offering costs	(12)	—	—	(12)
Debt issuance costs	(10)	—	—	(10)
Distributions to General Partner associated with acquisitions	(119)	—	—	(119)
Quarterly distributions to common unitholders—public	(64)	—	—	(64)
Quarterly distributions to common unitholder—Phillips 66	(119)	—	—	(119)
Quarterly distributions to General Partner—Phillips 66	(76)	—	—	(76)
Other cash contributions from Phillips 66	24	—	—	24
Net Cash Provided by (Used in) Financing Activities	1,050	12	(44)	1,018

Net Change in Cash and Cash Equivalents	(46)	(2)	—	(48)
Cash and cash equivalents at beginning of period	48	2	—	50
Cash and Cash Equivalents at End of Period	$2	—	—	2

	Millions of Dollars
	December 31, 2015
Consolidated Statement of Cash Flows	Phillips 66 Partners LP (As Previously Reported)	Acquired Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results (As Currently Reported)
Cash Flows From Operating Activities
Net income (loss)	$194	(5)	117	306
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	22	4	35	61
Accrued environmental costs	1	—	—	1
Deferred revenues	—	11	—	11
Other	3	—	(2)	1
Working capital adjustments
Decrease (increase) in accounts receivable	(2)	—	3	1
Decrease (increase) in materials and supplies	—	(2)	—	(2)
Decrease (increase) in prepaid expenses and other current assets	—	(2)	—	(2)
Increase (decrease) in accounts payable	(8)	5	(6)	(9)
Increase (decrease) in accrued interest	13	—	—	13
Increase (decrease) in deferred revenues	4	—	—	4
Increase (decrease) in other accruals	3	3	1	7
Net Cash Provided by Operating Activities	230	14	148	392

Cash Flows From Investing Activities
Sand Hills/Southern Hills/Explorer equity investment acquisition	(734)	—	—	(734)
Cash capital expenditures and investments	(205)	(668)	(75)	(948)
Return of investment from equity affiliates	12	—	—	12
Other	(8)	8	—	—
Net Cash Used in Investing Activities	(935)	(660)	(75)	(1,670)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	—	27	(73)	(46)
Issuance of debt	1,169	612	—	1,781
Repayment of debt	(499)	—	—	(499)
Issuance of common units	396	—	—	396
Offering costs	(12)	—	—	(12)
Debt issuance costs	(10)	—	—	(10)
Distributions to General Partner associated with acquisitions	(146)	—	—	(146)
Quarterly distributions to common unitholders—public	(35)	—	—	(35)
Quarterly distributions to common unitholder—Phillips 66	(63)	—	—	(63)
Quarterly distributions to subordinated unitholder—Phillips 66	(25)	—	—	(25)
Quarterly distributions to General Partner—Phillips 66	(30)	—	—	(30)
Net Cash Provided by (Used in) Financing Activities	745	639	(73)	1,311

Net Change in Cash and Cash Equivalents	40	(7)	—	33
Cash and cash equivalents at beginning of period	8	9	—	17
Cash and Cash Equivalents at End of Period	$48	2	—	50

	Millions of Dollars
	December 31, 2014
Consolidated Statement of Cash Flows	Phillips 66 Partners LP (As Previously Reported)	Acquired Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results (As Currently Reported)
Cash Flows From Operating Activities
Net income	$124	10	111	245
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	16	1	29	46
Deferred revenues—long-term	—	1	1	2
Other	1	(1)	—	—
Working capital adjustments
Decrease (increase) in accounts receivable	(11)	—	(3)	(14)
Increase (decrease) in accounts payable	9	—	3	12
Increase (decrease) in accrued interest	2	—	—	2
Increase (decrease) in deferred revenues	1	—	—	1
Increase (decrease) in other accruals	—	1	1	2
Net Cash Provided by Operating Activities	142	12	142	296

Cash Flows From Investing Activities
Gold Line/Medford acquisition	(138)	—	—	(138)
Bayway/Ferndale/Cross-Channel acquisition	(28)	—	—	(28)
Cash capital expenditures and investments	(157)	(384)	(118)	(659)
Other	8	(8)	—	—
Net Cash Used in Investing Activities	(315)	(392)	(118)	(825)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	81	37	(24)	94
Project prefunding from Phillips 66	2	—	—	2
Issuance of debt	28	352	—	380
Repayment of debt	(10)	—	—	(10)
Debt issuance costs	(1)	—	—	(1)
Distributions to General Partner associated with acquisitions	(262)	—	—	(262)
Quarterly distributions to common unitholders—public	(21)	—	—	(21)
Quarterly distributions to common unitholder—Phillips 66	(22)	—	—	(22)
Quarterly distributions to subordinated unitholder—Phillips 66	(39)	—	—	(39)
Quarterly distributions to General Partner—Phillips 66	(4)	—	—	(4)
Other cash contributions from Phillips 66	4	—	—	4
Net Cash Provided by (Used in) Financing Activities	(244)	389	(24)	121

Net Change in Cash and Cash Equivalents	(417)	9	—	(408)
Cash and cash equivalents at beginning of period	425	—	—	425
Cash and Cash Equivalents at End of Period	$8	9	—	17

2015 Acquisitions
During 2015, we entered into agreements to acquire Phillips 66’s equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills), DCP Southern Hills Pipeline, LLC (Southern Hills), Explorer and Bayou Bridge Pipeline, LLC (Bayou Bridge Pipeline). See Note 5—Equity Investments for information regarding our equity investments.

2014 Acquisitions

Gold Line/Medford Acquisition
In February 2014, we entered into a CCAA with subsidiaries of Phillips 66 to acquire the Gold Line/Medford Assets, which were operating as a business at the time of their acquisition, for total consideration of $700 million, consisting of $400 million in cash; the issuance of 3,530,595 common units to Phillips 66 Company and the issuance of 72,053 general partner units to our General Partner to maintain its 2 percent general partner interest, with an aggregate fair value of the common and general partner units of $140 million; and the assumption by the Partnership of a five-year, $160 million note payable to a subsidiary of Phillips 66. The Gold Line/Medford Acquisition closed on February 28, 2014, with an effective date of March 1, 2014. Total transaction costs of $2 million associated with the Gold Line/Medford Acquisition were expensed as incurred.

Bayway/Ferndale/Cross-Channel Acquisition
In October 2014, we entered into a CCAA and a separate Purchase and Sale Agreement (PSA) with subsidiaries of Phillips 66 to acquire the Bayway and Ferndale rail racks, which were operating as businesses at the time of their acquisition, and the Cross-Channel Connector project, an organic growth project to substantially expand and redevelop a pipeline system at the Houston Ship Channel. Consideration under the CCAA was $340 million, consisting of $28 million in cash; the issuance of 1,066,412 common units to Phillips 66 Company and the issuance of 21,764 general partner units to our General Partner to maintain its 2 percent general partner interest, with an aggregate fair value of the common and general partner units of $68 million; and the assumption by the Partnership of a five-year, $244 million note payable to a subsidiary of Phillips 66. Consideration under the PSA was $7 million, payable in cash and reflected as a payable to Phillips 66 at December 31, 2014. Both transactions comprising the Bayway/Ferndale/Cross-Channel Acquisition closed on December 1, 2014, with total estimated transaction costs of $1 million expensed as incurred.

Palermo Rail Terminal Project Acquisition
In December 2014, we entered into a PSA with a subsidiary of Phillips 66 to purchase real property, assets under construction and lease agreements associated with the rail terminal project for $28 million in cash. In addition, we entered into a Contribution Agreement with certain subsidiaries of Phillips 66 to acquire Phillips 66’s ownership interest in the rail terminal project, including permits, for total consideration of $8 million, consisting of the issuance of 13,129 common units to Phillips 66 Company and the issuance of 268 general partner units to our General Partner to maintain its 2 percent general partner interest, and the assumption by the Partnership of a five-year, $8 million note payable to a subsidiary of Phillips 66. The acquisitions closed on December 5, 2014, and December 10, 2014.

Eagle Ford Gathering System Project Acquisition
In December 2014, we entered into a PSA with a subsidiary of Phillips 66 to acquire real property and assets under construction associated with the gathering system project for total consideration of $12 million. $6 million of the consideration was cash paid in December 2014, and $6 million was reflected as a payable to Phillips 66 at December 31, 2014. The acquisition closed on December 31, 2014.

In connection with the 2014 acquisitions, we entered into various commercial agreements with Phillips 66 and amended the omnibus agreement and the operational services agreement with Phillips 66. See Note 20—Related Party Transactions, for a summary of the terms of these agreements.

Because the Gold Line, Medford, Bayway and Ferndale acquisitions were considered transfers of businesses between entities under common control, these acquired businesses were transferred at historical carrying value under GAAP. The carrying value of the Gold Line/Medford Assets was $138 million as of February 28, 2014. The carrying value of the Bayway and Ferndale rail racks was $143 million as of November 30, 2014. The acquisitions of the Cross-Channel, Palermo and Eagle Ford organic growth projects represented transfers of assets between entities under common control. Accordingly, these assets were also transferred at historical carrying value of $71 million, but are included in the financial statements prospectively from the effective date of each acquisition.

Note 5—Equity Investments

STACK Pipeline Joint Venture
On August 3, 2016, we and Plains All American Pipeline, L.P. (Plains) formed STACK Pipeline, which owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma. Plains contributed the terminal and pipeline in exchange for its 50 percent interest in the joint venture. We contributed $50 million in cash, which was distributed to Plains, in exchange for our 50 percent interest in the joint venture.

Bakken Joint Ventures
In January 2015, we closed on agreements with Paradigm Energy Partners, LLC (Paradigm) to form two joint ventures to develop midstream logistics infrastructure in North Dakota. At closing, we contributed our Palermo Rail Terminal project for a 70 percent ownership interest in Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal), and $5 million in cash for a 50 percent ownership interest in Paradigm Pipeline LLC (Paradigm Pipeline). We account for both joint ventures under the equity method of accounting due to governance provisions that require supermajority voting on all decisions that significantly impact the governance, management and economic performance of the joint ventures.

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a CCAA with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills and its 19.46 percent equity interest in Explorer. The transaction closed on March 2, 2015. Total consideration for the transaction was $1,010 million consisting of $880 million in cash, funded by a portion of the proceeds from a public offering of unsecured senior notes (2015 Note Offering) and a public offering of common units (2015 Units Offering); in addition, we issued 1,587,376 common units to Phillips 66 Company and 139,538 general partner units to our General Partner to maintain its 2 percent general partner interest. Total transaction costs of $1 million were expensed as incurred in general and administrative expenses.

On August 9, 2016, we acquired an additional 2.48 percent equity interest in Explorer from a third party. The acquisition increased our interest in Explorer to 21.94 percent.

Bayou Bridge Joint Venture Acquisition
In October 2015, we entered into a CCAA with Phillips 66 to acquire its 40 percent interest in Bayou Bridge Pipeline, a joint venture in which Energy Transfer Partners and Sunoco Logistics Partners each hold a 30 percent interest, with Sunoco Logistics serving as the operator. Bayou Bridge Pipeline began operations on the segment of its pipeline from Nederland, Texas, to Lake Charles, Louisiana, in April 2016. Development continues on the section from Lake Charles to St. James, Louisiana.

The transaction closed on December 1, 2015. Total consideration for the transaction was approximately $70 million, consisting of the assumption of a $35 million note payable to Phillips 66 that was immediately paid in full; the issuance of 606,056 common units to Phillips 66 PDI; and the issuance of 12,369 general partner units to our General Partner to maintain its 2 percent general partner interest.

The acquisitions of interests in the Sand Hills, Southern Hills, Explorer and Bayou Bridge Pipeline joint ventures represented transfers of investments between entities under common control. Accordingly, these equity investments were transferred at historical carrying value, and are included in the financial statements prospectively from the effective date of each acquisition.

The following table summarizes our equity investments at December 31, 2016 and 2015:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		2016	2015

Sand Hills	33.34%	$445	431
Southern Hills	33.34	212	213
Explorer*	21.94	126	102
Phillips 66 Partners Terminal	70.00	72	77
Paradigm Pipeline	50.00	117	52
Bayou Bridge Pipeline	40.00	115	70
STACK Pipeline	50.00	55	—
Total equity investments		$1,142	945
*Percentage ownership was 19.46% at December 31, 2015.

Southern Hills has a negative basis difference of $96 million, which originated when the pipeline, formerly known as Seaway Products, was sold by Phillips 66 to a related party. The negative basis difference represents a deferred gain and will be amortized over 45 years. Explorer has a positive basis difference of $98 million, which represents fair value adjustments attributable to ownership increases in the pipeline. The positive basis difference will be amortized over periods between 11 and 19 years. STACK Pipeline has a positive basis difference of $42 million which is due to the contributed assets being recorded at their historical book value. The positive basis difference is amortized over 45 years.

We use the equity method of accounting for our 70 percent interest in Phillips 66 Partners Terminal due to the requirement for supermajority (80 percent) or unanimous consent of the owners on key governance issues pertaining to the joint venture.

Earnings from our equity investments for the years ended December 31, 2016 and 2015 were as follows:

	Millions of Dollars
	2016	2015

Sand Hills	$62	48
Southern Hills	26	14
Explorer	23	15
Phillips 66 Partners Terminal	—	—
Paradigm Pipeline	(2)	—
Bayou Bridge Pipeline	3	—
STACK Pipeline	2	—
Total equity in earnings of affiliates	$114	77

Summarized 100 percent financial information, as of acquisition date, for all equity investments, combined, was as follows:

	Millions of Dollars
	2016	2015	2014

Revenues	$840	596	—
Income before income taxes	494	322	—
Net income	408	321	—
Current assets	243	269	—
Noncurrent assets	3,437	3,106	—
Current liabilities	396	180	—
Noncurrent liabilities	231	446	—

Our share of income taxes incurred directly by equity investment companies is included in equity earnings of affiliates, and as such is not included in the provision for income taxes in our consolidated financial statements.

Distributions received from these affiliates were $131 million and $89 million in 2016 and 2015, respectively.

Note 6—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 95 percent, 94 percent and 95 percent of our total operating revenues for the years ended December 31, 2016, 2015 and 2014, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation and rail-unloading services to Phillips 66 and other related and third parties.

We are potentially exposed to concentration of credit risk primarily through our accounts receivable with Phillips 66. These receivables have payment terms of 30 days or less. We monitor the credit worthiness of Phillips 66, which has an investment grade credit rating, and we have no history of collectability issues with Phillips 66.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2016	2015*

Land		$19	39
Buildings and improvements	3 to 30 years	88	51
Pipelines and related assets†	10 to 45 years	1,335	1,097
Terminals and related assets†	25 to 45 years	610	547
Rail racks and related assets†	33 years	137	136
Fractionator and related assets†	25 years	615	626
Caverns and related assets†	25 to 45 years	569	277
Construction-in-progress		27	296
Gross PP&E		3,400	3,069
Less: Accumulated depreciation		725	632
Net PP&E		$2,675	2,437
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
†Assets for which we are the lessor. See Note 14—Leases.

Note 8—Goodwill

The carrying amount of goodwill was as follows:

	Millions of Dollars
	2016	2015*

Beginning balance January 1	$182	182
Goodwill assigned to acquisitions	3	—
Ending balance December 31	$185	182
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Note 9—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2016	2015*

Asset retirement obligations	$9	11
Accrued environmental costs	2	4
Total asset retirement obligations and accrued environmental costs	11	15
Asset retirement obligations and accrued environmental costs due within one year	—	—
Long-term asset retirement obligations and accrued environmental costs	$11	15
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Asset Retirement Obligations
We have asset retirement obligations we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of certain pipelines. Most of these obligations are not expected to be paid until many years in the future.
During 2016 and 2015, our overall asset retirement obligations changed as follows:

	Millions of Dollars
	2016	2015*

Balance at January 1	$11	11
Accretion of discount	—	1
New obligations	—	—
Changes in estimates of existing obligations	(2)	(1)
Balance at December 31	$9	11
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

We do not expect any short-term spending on asset retirement obligations and, as a result, there were no such current liabilities reported on the consolidated balance sheet at December 31, 2016 and 2015.

Accrued Environmental Costs
Pursuant to the terms of our amended omnibus agreement, Phillips 66 indemnifies us for the environmental liabilities associated with the assets contributed to us in connection with our Initial Public Offering (the Offering) and which arose prior to the closing of the Offering. Pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 assumed the responsibility for environmental liabilities associated with the acquired assets arising prior to the effective date of each acquisition.

In April 2015, our pipeline that transports products from the Hartford Terminal to a dock on the Mississippi River experienced a diesel fuel release of approximately 800 barrels. The release was halted on the same day, and cleanup and remediation efforts followed. Costs recognized during 2015 associated with cleanup and remediation of the release were $5 million. We continue to work with the appropriate authorities and costs are subject to change if additional information regarding the extent of the environmental impact of the release becomes known. We carry property and third-party liability insurance, each in excess of $5 million self-insured retentions.

At December 31, 2016, we had $2 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Note 10—Net Income Per Limited Partner Unit

Net income per unit applicable to common and subordinated units (for the period subordinated units were outstanding) is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. The classes of participating securities as of December 31, 2016, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding.

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

	Millions of Dollars
	2016	2015	2014

Net income attributable to the Partnership	$301	194	116
Less: General partner’s distributions declared (including IDRs)*	91	39	8
Limited partners’ distributions declared on common units*	205	123	48
Limited partner’s distributions declared on subordinated units*	—	13	43
Distributions less than net income attributable to the Partnership	$5	19	17
*Distributions declared are attributable to the indicated periods.

	2016
	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$91	205	—	296
Distributions less than net income attributable to the Partnership	1	4	—	5
Net income attributable to the Partnership	$92	209	—	301

Weighted average units outstanding:
Basic	1,920,435	95,239,901	—	97,160,336
Diluted	1,920,435	95,239,901	—	97,160,336

Net income per limited partner unit (dollars):
Basic		$2.20	—
Diluted		2.20	—

	2015
	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$39	123	13	175
Distributions less than net income attributable to the Partnership	2	14	3	19
Net income attributable to the Partnership	$41	137	16	194

Weighted average units outstanding:
Basic	1,649,169	68,173,891	12,736,051	82,559,111
Diluted	1,649,169	68,173,891	12,736,051	82,559,111

Net income per limited partner unit (dollars):
Basic		$2.02	1.24
Diluted		2.02	1.24

	2014
	General Partner (including IDRs)	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$8	48	43	99
Distributions less than net income attributable to the Partnership	—	9	8	17
Net income attributable to the Partnership	$8	57	51	116

Weighted average units outstanding:
Basic	1,499,704	38,268,371	35,217,112	74,985,187
Diluted	1,499,704	38,268,371	35,217,112	74,985,187

Net income per limited partner unit (dollars):
Basic		$1.48	1.45
Diluted		1.48	1.45

On January 18, 2017, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.5580 per limited partner unit which, combined with distributions to our General Partner, resulted in total distributions of $88 million attributable to the fourth quarter of 2016. This distribution was paid February 13, 2017, to unitholders of record as of January 31, 2017.

Subordinated Unit Conversion
Following the May 12, 2015, payment of the cash distribution attributable to the first quarter of 2015, the requirements under the partnership agreement for the conversion of all subordinated units into common units were satisfied. As a result, in the second quarter of 2015, the 35,217,112 subordinated units held by Phillips 66 converted into common units on a one-for-one basis, and thereafter participate on terms equal with all other common units in distributions of available cash. The conversion of the subordinated units did not impact the amount of cash distributions paid by us or the total number of outstanding units.

Note 11—Debt

Debt at December 31, 2016 and 2015 was:

	Millions of Dollars
	December 31, 2016
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	298	—	298	300
3.605% Senior Notes due 2025	—	490	—	490	500
3.550% Senior Notes due 2026	—	483	—	483	500
4.680% Senior Notes due 2045	—	277	—	277	300
4.900% Senior Notes due 2046	—	599	—	599	625
Revolving credit facility at 1.98% at year-end 2016	—	210	—	210	210
Debt at face value	$—	2,357	—	2,357	2,435
Net unamortized discounts and debt issuance costs					(24)
Total debt					$2,411
*The fair value was estimated using quoted market prices of comparable instruments.

	Millions of Dollars
	December 31, 2015
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	282	—	282	300
3.605% Senior Notes due 2025	—	432	—	432	500
4.680% Senior Notes due 2045	—	225	—	225	300
Notes payable to Phillips 66 due 2020 at 3.0%	—	961	—	961	964
Debt at face value	$—	1,900	—	1,900	2,064
Net unamortized discounts and debt issuance costs					(9)
Total debt					$2,055
*The fair value was estimated using quoted market prices of comparable instruments.

Maturities of borrowings outstanding at December 31, 2016, inclusive of net unamortized discounts and debt issuance costs, for the five-year period ending 2021 were $15 million in 2017, $298 million in 2020 and $195 million in 2021, respectively.

2016 Senior Notes
On October 14, 2016, we closed on a notes offering (2016 Notes Offering) of $1,125 million aggregate principal amount of unsecured senior notes consisting of:

•	$500 million of 3.55% Senior Notes due October 1, 2026.

•	$625 million of 4.90% Senior Notes due October 1, 2046.

Total proceeds (net of underwriting discounts) received from the 2016 Notes Offering were $1,111 million. We utilized the net proceeds to fund the cash consideration for the Eagle Acquisition and for general partnership purposes.

2015 Senior Notes
On February 23, 2015, we closed on a notes offering (2015 Notes Offering) of $1,100 million aggregate principal amount of unsecured senior notes consisting of:

•	$300 million of 2.646% Senior Notes due February 15, 2020.

•	$500 million of 3.605% Senior Notes due February 15, 2025.

•	$300 million of 4.680% Senior Notes due February 15, 2045.

Total proceeds (net of underwriting discounts) received from the 2015 Notes Offering were $1,092 million. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments. In addition, the Partnership used a portion of the proceeds to repay three notes payable to a subsidiary of Phillips 66.

Revolving Credit Facility
At December 31, 2016, we had an aggregate of $210 million borrowed and outstanding under our revolving credit facility established by our Credit Agreement dated June 7, 2013 (the Credit Agreement), as subsequently amended in October 2016 (the Second Amendment). The Second Amendment increased the amount available under the Credit Agreement to $750 million and extended the termination date to October 3, 2021.

We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million for a total of $1 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Credit Agreement for two additional one-year terms after October 3, 2021, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

Outstanding borrowings under the Credit Agreement bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on our credit ratings in effect from time to time. The Credit Agreement requires that the Partnership’s ratio of total debt to EBITDA for the prior four fiscal quarters must be no greater than 5.0:1.0 as of the last day of each fiscal quarter (and 5.5:1.0 during the period following certain specified acquisitions).

Notes Payable
On March 1, 2016, in connection with the Initial Fractionator Acquisition, we entered into an Assignment and Assumption of Note agreement with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under a term promissory note (the Initial Note) with a $212 million principal balance. In August 2016, using proceeds from a unit offering, we repaid the note in its entirety.

On May 10, 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also on May 10, 2016, using proceeds from a unit offering, we repaid two of the Subsequent Notes in their entirety, and reduced the outstanding balance on the remaining Subsequent Note to $19 million, which was repaid on June 30, 2016.

Because the Initial Note and Subsequent Notes were held by entities we acquired in common control transactions, prior period debt balances have been recast as if we had held the notes since their inception in January 2014.

Note 12— Equity

ATM Program
On June 6, 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission on May 13, 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). As of December 31, 2016, on a settlement-date basis, we issued an aggregate of 346,152 common units under our ATM Program, generating net proceeds of $19 million, after broker commissions. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Common Unit Offerings
On August 12, 2016, we completed a public offering of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit, for total proceeds (net of underwriting discounts and commissions) of $299 million. The net proceeds were used to repay the Initial Note assumed as part of the Initial Fractionator Acquisition, as well as other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to the recently formed STACK Pipeline. See Note 4—Acquisitions and Note 11—Debt for additional information.

On May 10, 2016, we completed a public offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit. We received proceeds (net of underwriting discounts and commissions) of $656 million from the offering. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Acquisitions and Note 11—Debt for additional information.

In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit (the 2015 Unit Offering). We received proceeds (net of underwriting discounts and commissions) of $384 million from the offering. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes. See Note 5—Equity Investments for additional information on the Sand Hills, Southern Hills and Explorer acquisition.

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

At December 31, 2016, we had $2 million of environmental accruals. In the future, we may be involved in additional environmental assessments, cleanups and proceedings. See Note 9—Asset Retirement Obligations and Accrued Environmental Costs, for a summary of our accrued environmental liabilities.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2016 and 2015, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 14—Leases

Lessor
We have certain services agreements with Phillips 66 that are considered operating leases under GAAP. These agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from these agreements are recorded within “Operating revenues—related parties” on our consolidated statement of income.

As of December 31, 2016, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars

2017	$556
2018	538
2019	506
2020	502
2021	494
Remaining years	1,848
Total	$4,444

Lessee
We have operating lease agreements with Phillips 66 for the land underlying or associated with certain assets. Due to the economic infeasibility of canceling these leases, we consider them non-cancellable. For the year ended December 31, 2016, the operating leases rental expense was $2 million. The future minimum lease payments as of December 31, 2016, for the operating lease obligations were:

Millions of Dollars

2017	$3
2018	3
2019	3
2020	3
2021	3
Remaining years	95
Total minimum lease payments	$110

Note 15—Employee Benefit Plans

Pension and Retirement Savings Plans
Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our wholly owned businesses are employed by Phillips 66. Those employees participate in the pension, postretirement health insurance and defined contribution benefit plans sponsored by Phillips 66. Most employees of Phillips 66 who provide direct support to our operations do so under the provisions of the amended operational services agreement, which burdens labor charges with benefit costs. For those remaining Phillips 66 employees who directly support our business, their pension, postretirement health insurance and defined contribution benefit plan costs were included within the consolidated financial statements and do not have a material impact.

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

From the closing of the Offering through December 31, 2016, we have only issued phantom units to non-employee directors under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the date the phantom unit is settled after the vesting period (settlement date), and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount equal to any cash distributions paid on a common unit during that time. During the years ended December 31, 2016, 2015, and 2014, we granted a total of 4,880, 2,343 and 4,161 phantom units, respectively, to three non-employee directors of the Partnership. On the grant date, phantom units awarded to non-employee directors become non-forfeitable; therefore, we immediately recognize expense equal to the grant-date fair value of the award.  These phantom units do not convey voting rights.

Note 17—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income generally are borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships. For us, this is primarily Texas.

Income taxes charged to income were:

	Millions of Dollars
	2016	2015*	2014*

Current	$2	—	1
Deferred	—	—	—
Total	$2	—	1
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

At December 31, 2016 and 2015, we had a deferred tax liability of $2 million and $1 million, respectively. The deferred tax liability was primarily associated with PP&E and equity investments. In conjunction with the Fractionator Acquisitions and Eagle Acquisition, a deferred tax liability of $1 million was recorded in the equity account of our General Partner.

Our effective tax rate was less than one percent for the years ended December 31, 2016, 2015 and 2014.

As of December 31, 2016 and 2015, we had no liability reported for unrecognized tax benefits, and we did not have any interest or penalties related to income taxes for the years ended December 31, 2016, 2015 and 2014. Texas tax returns for the years 2012 through 2016 are subject to examination.

Note 18—Cash Flow Information

The 2016, 2015, and 2014 acquisitions had cash and noncash elements. The common and general partner units issued to Phillips 66 in the Eagle, Sand Hills/Southern Hills/Explorer, Bayway/Ferndale/Cross-Channel and Gold Line/Medford acquisitions were assigned no value, because the cash consideration and note payable assumption exceeded the historical net book value of the acquired assets for each acquisition. Accordingly, the units issued for these acquisitions had no impact on partner capital balances, other than changing ownership percentages.

Eagle Acquisition
We attributed $990 million of the total $1,109 million cash consideration paid to the historical book value of the assets acquired (an investing cash outflow). The remaining $119 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow).

Subsequent Fractionator Acquisition
The Subsequent Fractionator Acquisition had both cash and noncash elements. The historical book value of the net assets acquired was $871 million. Of this amount, $656 million was a financing cash outflow, representing the acquisition of the noncontrolling interest in Sweeny Frac LLC, through the repayment of a portion of the debt assumed in the transaction. The remaining debt financing balance of $19 million represented a noncash investing and financing activity. The remaining $196 million of book value was attributed to the common and general partner units issued (a noncash investing and financing activity).

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

Bayou Bridge Joint Venture Acquisition
Total consideration paid for the transaction was approximately $70 million, consisting of the assumption of a $35 million note payable to Phillips 66 that was immediately paid in full (an investing cash outflow). The remaining $35 million of book value was attributed to the common and general partner units issued (a noncash investing and financing activity).

Sand Hills, Southern Hills and Explorer Acquisition
We attributed $734 million of the total $880 million cash consideration paid to the investment balance of the Sand Hills, Southern Hills and Explorer equity investments acquired (an investing cash outflow). The remaining $146 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow).

Eagle Ford Gathering System Project Acquisition
We paid consideration of $12 million for the Eagle Ford Gathering System project, the same as its historical book value. In December 2014, $6 million of the consideration was paid in cash (an investing cash outflow), and $6 million was reflected as a payable to Phillips 66 at December 31, 2014.

Palermo Rail Terminal Project Acquisition
The historical book value of the Palermo Rail Terminal project was $42 million. Cash consideration was $28 million, of which we paid $27 million in December 2014 (an investing cash outflow) and $1 million was reflected as a payable to Phillips 66 at December 31, 2014. Noncash consideration consisted of the assumption of a $8 million note payable (noncash investing and financing activities) and the issuance of common and general partner units to Phillips 66 with an aggregate allocated value of $6 million (a noncash financing activity).

Bayway/Ferndale/Cross-Channel Acquisition
The historical net book value of the assets acquired in the Bayway/Ferndale/Cross-Channel Acquisition was $160 million. Cash consideration was $35 million, of which we paid $28 million in December 2014 (an investing cash outflow) and $7 million was reflected as a payable to Phillips 66 at December 31, 2014.  We attributed $125 million of the $244 million note payable assumed to the remaining historical book value of the net assets acquired (noncash investing and financing activities). The remaining $119 million of the note payable assumed was deemed a noncash distribution to our General Partner (a noncash financing activity), which reduced our General Partner’s capital balance by that amount.

Gold Line/Medford Acquisition
We attributed $138 million of the total $400 million cash consideration paid to the historical book value of the assets acquired (an investing cash outflow).  The remaining $262 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow).  The assumption of the $160 million note payable was deemed a noncash distribution to our General Partner (a noncash financing activity).  Together, the excess cash consideration and the assumption of the note payable resulted in a $422 million reduction in our General Partner’s capital balance.

Our capital expenditures and investments consisted of:

	Millions of Dollars
	2016	2015	2014
Capital Expenditures and Investments
Capital expenditures attributable to Predecessors*	$96	690	707
Capital expenditures and investments attributable to the Partnership	461	205	66
Total capital expenditures and investments*	$557	895	773
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	2016	2015*	2014*
Capital Expenditures and Investments
Cash capital expenditures and investments	$584	948	659
Change in capital expenditure accruals	(27)	(53)	114
Total capital expenditures and investments	$557	895	773
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	2016	2015	2014
Other Noncash Investing and Financing Activities
Contributions of net assets into joint ventures	$—	43	—
Certain liabilities of acquired assets retained by Phillips 66(1)	50	—	15

Cash Payments
Interest and debt expense	$40	18	3
(1)Certain liabilities of the Acquired Assets were retained by Phillips 66, pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since the Offering. See Note 13—Contingencies for additional information on these excluded liabilities associated with the Acquired Assets.

Note 19—Other Financial Information

	Millions of Dollars
	2016	2015*	2014*
Interest and Debt Expense
Incurred
Debt	$56	65	12
Other	1	1	—
	57	66	12
Capitalized	(5)	(32)	(7)
Expensed	$52	34	5

Other Income
Co-venturer contractual make-whole payments	$1	6	—
Total other income	$1	6	—
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

Tax Sharing Agreement
In connection with the Offering, we entered into a tax sharing agreement with Phillips 66 pursuant to which we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 due to our results of operations being included in a combined or consolidated tax return filed by Phillips 66 with respect to taxable periods including or beginning on or after the closing date of the Offering. The amount of any such reimbursement will be limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with Phillips 66. Phillips 66 may use its tax attributes to cause its combined or consolidated group to owe no tax. We would nevertheless reimburse Phillips 66 for the tax we would have owed, even though Phillips 66 had no cash expense for that period.

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	2016	2015*	2014*

Operating and maintenance expenses	$122	95	77
General and administrative expenses	56	58	52
Interest and debt expense	3	2	5
Total	$181	155	134
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $7 million. In prior periods, the monthly fee paid to Phillips 66 was $1 million from July 26, 2013 through February 28, 2014, $2 million from March 1, 2014, to March 1, 2015, and $3 million from March 2, 2015, to October 13, 2016, reflecting the growth in our operations.

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

Note 21—New Accounting Standards

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) 2017-04, “Intangibles—Goodwill and Other—Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Public business entities should apply the guidance in ASU No. 2017-04 for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2017-04.

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve acquisition of a business. If the screen is not met, then the amendment requires that to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In November 2016, the FASB issued ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash,” which clarifies the classification and presentation of changes in restricted cash. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Public business entities should apply the guidance in ASU No. 2016-18 on a retrospective basis for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We do not expect the adoption of this ASU to have a material impact on our financial statements.

In August 2016, the FASB issued ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments,” which clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Public business entities should apply the guidance in ASU No. 2016-15 on a retrospective basis for annual periods beginning after December 15, 2017, including interim periods within those annual periods, with early adoption permitted. We are currently evaluating the provisions of ASU No. 2016-15 and assessing the impact on our financial statements.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).”  In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous GAAP. A contract represents a lease if a transfer of control occurs over identified PP&E for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use.  The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases in the previous lease guidance.  Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet.  The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted.  We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period.

Retrospective or modified retrospective application of the accounting standard is required. ASU No. 2014-09 was further amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and in December 2016 by the provisions of ASU No. 2016-20, “Technical Corrections to Topic 606, revenue from Contracts with Customers.” As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. Our evaluation of this standard is ongoing.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars					Per Common Unit
	Total Revenues	Income Before Income Taxes	Net Income	Net Income Attributable to the Partnership	Limited Partners’ Interest in Net Income Attributable to the Partnership	Net Income Attributable to the Partnership
						Basic and Diluted
2016
First	$204	94	94	52	36	0.44
Second	219	101	100	68	47	0.51
Third	222	112	112	83	57	0.57
Fourth	228	103	102	98	69	0.65

2015*
First	$150	61	61	35	29	0.39
Second	168	72	72	42	33	0.50
Third	174	78	78	53	41	0.50
Fourth	203	95	95	64	50	0.61
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2016, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2016.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2016, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Management’s Annual Report on Internal Control Over Financial Reporting

This report is included in Item 8. Financial Statements and Supplementary Data and is incorporated herein by reference.

Report of Independent Registered Public Accounting Firm on Internal Control Over Financial Reporting

This report is included in Item 8. Financial Statements and Supplementary Data and is incorporated herein by reference.

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

The Board of Directors of our General Partner currently has eight members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). The NYSE does not require a listed limited partnership to have a majority of independent directors on its general partner’s board of directors or to establish a compensation committee or a nominating committee. However, the Board of Directors of our General Partner has established an Audit Committee and a Conflicts Committee to address conflict situations. Phillips 66 appoints all members to the Board of Directors of our General Partner. The Board of Directors of our General Partner has determined that Joseph W. O’Toole, Mark A. Haney and P.D. (David) Bairrington are independent directors under the independence standards of the NYSE.

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

Directors and Executive Officers of Phillips 66 Partners GP LLC
Directors are elected by the sole member of our General Partner and hold office until their successors have been elected or qualified or until the earlier of death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board of Directors. C.C. (Clayton) Reasor served as Director and Vice President of Investor Relations until his retirement at the end of 2016. Gary K. Adams served as a director until his resignation in August 2016. The following table shows information for the directors and executive officers of Phillips 66 Partners GP LLC.

Name	Position with Phillips 66 Partners GP LLC	Age*
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	59
Tim G. Taylor	Director and President	63
Robert A. Herman	Director and Senior Vice President, Operations	57
Timothy D. Roberts	Director	55
Kevin J. Mitchell	Director and Vice President and Chief Financial Officer	50
J.T. (Tom) Liberti	Vice President and Chief Operating Officer	64
Chukwuemeka A. Oyolu	Vice President and Controller	47
Joseph W. O’Toole	Director	78
Mark A. Haney	Director	61
P.D. (David) Bairrington	Director	61
*On February 17, 2017.

Greg C. Garland has served as Chief Executive Officer and Chairman of the Board of Directors of our General Partner since March 2013. Mr. Garland became Chairman of the Board of Directors, President and Chief Executive Officer of Phillips 66 in April 2012, and has been Chairman and Chief Executive Officer of Phillips 66 since June 2014. Mr. Garland devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, directly managing our business and affairs. Mr. Garland was appointed Senior Vice President, Exploration and Production—Americas for ConocoPhillips in October 2010, having previously served as President and Chief Executive Officer of ChevronPhillips

Chemical Company LLC (CPChem) since 2008. Mr. Garland is currently a member of the Board of Directors of DCP Midstream, LLC and Amgen Inc. We believe that Mr. Garland’s extensive experience in the energy industry, including his 35-year career with Phillips Petroleum Company, CPChem and ConocoPhillips, and as Chief Executive Officer of Phillips 66, makes him well qualified to serve both as a director and as Chairman of the Board of Directors of our General Partner. In addition to his other skills and qualifications, we believe that Mr. Garland’s role as both Chairman and Chief Executive Officer provides a vital link between management and the Board of Directors and allows the Board of Directors to perform its oversight role with the benefit of management’s perspective on business and strategy.

Tim G. Taylor has served as President and a member of the Board of Directors of our General Partner since March 2013. Mr. Taylor became Executive Vice President, Commercial, Marketing, Transportation and Business Development of Phillips 66 in April 2012 and has served as President since June 2014. Mr. Taylor devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, devoted to our business and affairs. Mr. Taylor retired as Chief Operating Officer of CPChem in 2011. Prior to that time, Mr. Taylor served as Executive Vice President, Olefins and Polyolefins of CPChem from 2008 to 2011. Mr. Taylor is currently a member of the Board of Directors of CPChem and has previously served on the Board of Directors of Colonial Pipeline Company and Explorer. We believe that Mr. Taylor is a suitable member of the Board of Directors because of his extensive industry experience, particularly his experience in the transportation and midstream businesses during his employment at Phillips 66 and Phillips Petroleum Company.

Robert A. Herman has served as Senior Vice President, Operations and a member of the Board of Directors of our General Partner since June 2014. Mr. Herman became Executive Vice President, Midstream of Phillips 66 in June 2014. Mr. Herman devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, on our business and affairs. Before assuming his current role, Mr. Herman served Phillips 66 as Senior Vice President, Health, Safety, and Environment, Projects and Procurement, from February 2014 to June 2014, and Senior Vice President, Health, Safety, and Environment, from April 2012 to February 2014. Before joining Phillips 66, Mr. Herman worked for ConocoPhillips as Vice President, Health, Safety, and Environment, from 2010 to 2012. Mr. Herman is currently a member of the Board of Directors of CPChem. We believe that Mr. Herman is a suitable member of the Board of Directors due to the significant industry experience he has gained through his employment with Phillips 66 and ConocoPhillips.

Timothy D. Roberts has served as a member of the Board of Directors of our General Partner since April 2016. Mr. Roberts has been the Executive Vice President, Marketing and Commercial for Phillips 66 since January 2017. He previously served as the Executive Vice President, Strategy and Business Development for Phillips 66 from April 2016 through January 2017. Before joining Phillips 66, Mr. Roberts was an executive at LyondellBasell Industries NV (“Lyondell”) from June 2011 through March 2016. He joined Lyondell as Senior Vice President, Olefins and Polyolefins for the Americas in June 2011, was Executive Vice President - O&P Americas from October 2013 through January 2015, and served as Executive Vice President - Global O&P from January 2015 until March 2016. Prior to joining Lyondell, Mr. Roberts was Vice President of Strategic and Corporate Planning for CPChem from February 2011 until May 2011, and Chief Executive Officer of Americas Styrenics LLC, a joint venture between The Dow Chemical Company and CPChem, from May 2008 until January 2011. We believe that Mr. Roberts is a suitable member of the Board of Directors because of his extensive industry experience.

Kevin J. Mitchell has served as Vice President and Chief Financial Officer and a member of the Board of Directors of our General Partner since January 2016. Mr. Mitchell previously served as the Vice President, Investor Relations, for Phillips 66 upon joining Phillips 66 in September 2014 and became Executive Vice President, Finance and Chief Financial Officer in January 2016. Mr. Mitchell devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, on our business and affairs. Prior to joining Phillips 66, he served as the General Auditor of ConocoPhillips from May 2010 until September 2014. Mr. Mitchell joined Conoco in 1991 and held a variety of finance and accounting positions with Conoco and ConocoPhillips, including General Manager of Upstream Finance, Strategy and Planning; Vice President, Finance and Administration for ConocoPhillips Alaska; and Manager of Treasury Services. Mr. Mitchell is a Certified Internal Auditor and a fellow with the Chartered Institute of Management Accountants. We believe that Mr. Mitchell is a suitable member of the Board of Directors because of his industry experience and knowledge of industry accounting and financial practices.

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

Chukwuemeka A. Oyolu became the Vice President and Controller of our General Partner in December 2014. Mr. Oyolu also became the Vice President and Controller of Phillips 66 in December 2014. Mr. Oyolu devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, on our business and affairs. Prior to his current role at Phillips 66, Mr. Oyolu served as General Manager, Finance for Refining, Marketing and Transportation from May 2012 until February 2014, when he became General Manager, Planning and Optimization. Prior to this Mr. Oyolu worked for ConocoPhillips as Manager, Downstream Finance from 2009 to April 2012.

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

Mark A. Haney has served as a member of the Board of Directors of our General Partner since July 2013 and serves on the Audit Committee and as chair of the Conflicts Committee. Mr. Haney retired as Executive Vice President of Olefins and Polyolefins of CPChem in December 2011. Prior to that time, Mr. Haney served as Senior Vice President, Specialties, Aromatics and Styrenics of CPChem from 2008 to 2011, and Vice President, Polyethylene of CPChem from 2001 to 2008. Prior to joining CPChem in 2001, he held several senior positions with Phillips Petroleum Company, where he began his career in 1977. He also serves as a director for Advanced Drainage Systems, Inc. We believe that Mr. Haney is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry, particularly his leadership experience with operating responsibilities.

P.D. (David) Bairrington has served as a member of the Board of Directors of our General Partner since August 2016 and serves on both the Audit Committee and the Conflicts Committee. Mr. Bairrington is the managing partner of a family owned real estate development company. Prior to taking on that role, he spent 33 years in the energy industry with Phillips Petroleum Company and ConocoPhillips, from which he retired in June 2011. During his career, he held a number of executive positions, including Senior Vice President of ConocoPhillips Canada, President and Managing Director of ConocoPhillips Russia, and Senior Vice President of Marketing and Transportation for Phillips Petroleum Company. Mr. Bairrington is a former board member of Syncrude Canada Ltd, and the former Chairman of the Board of the Polar Lights Company and NaryanMarNefteGas Company. He also chaired the US-Russia and US-Kazakh Business Councils as well as served as the executive contact for a number of industry organizations such as the Society of Independent Gas Marketers Association (SIGMA), Petroleum Marketers Association of America (PMAA) and the National Association of Convenience Stores (NACS). Currently, Mr. Bairrington serves on the Texas Municipal Power Agency Board, Bryan Texas Utilities Board, and Texas A&M Engineering Advisory Council. We believe that Mr. Bairrington is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry, particularly his leadership experience with operating responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our General Partner, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the U.S. Securities and Exchange Commission (SEC) and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2016, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis, except as noted below:

•	On September 13, 2016, Phantom Units held by Mr. Haney vested and were paid out in cash. The Form 4 related to this transaction was filed October 12.

•	On September 13, 2016, Phantom Units held by Mr. O’Toole vested and were paid out in cash. The Form 4 related to this transaction was filed October 12.

•	On September 30, 2016, Phantom Units held by a former member of our Board of Directors, Gary Adams, vested and were paid out in cash. The Form 4 related to this transaction was filed October 12.

Committees of the Board of Directors
The Board of Directors of our General Partner has an Audit Committee and a Conflicts Committee. Each of the standing committees of the Board of Directors has the composition and responsibilities described below.

Audit Committee
Our General Partner has an Audit Committee consisting of three directors, each of whom meets the independence and experience standards established by the NYSE and the Act. The members of the Audit Committee are Messrs. Bairrington, Haney, and O’Toole. Mr. O’Toole serves as the chair of the Audit Committee, and the Board of Directors of our General Partner has determined that Mr. O’Toole is an audit committee financial expert (as defined in the Act). The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the Audit Committee. The Audit Committee has a written charter adopted by the Board of Directors of our General Partner, which is available on our website at http://www.phillips66partners.com by selecting “About,” then “Governance,” then “Committees,” and selecting “View the Audit Committee Charter.”

Conflicts Committee
Two members of the Board of Directors of our General Partner serve on our General Partner’s Conflicts Committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The members of the Conflicts Committee are Messrs. Bairrington and Haney, with Mr. Haney serving as the chair. The Board of Directors of our General Partner determines whether to refer a matter to the Conflicts Committee on a case-by-case basis. The members of our Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Act to serve on an audit committee of a board of directors. In addition, the members of our Conflicts Committee may not own any interest in our General Partner or any interest in us or our subsidiaries other than common units or awards under our incentive compensation plan. If our General Partner seeks approval from the Conflicts Committee, then it will be presumed that, in making its decision, the Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or Phillips 66 Partners LP (the Partnership) challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Item 11. EXECUTIVE COMPENSATION

We and our General Partner were formed in February 2013. Neither we nor our General Partner employ any of the individuals who serve as executive officers of our General Partner and are responsible for managing our business. We are managed by our General Partner, the executive officers of which are employees of Phillips 66. We and our General Partner have entered into an omnibus agreement, as amended, with Phillips 66 pursuant to which, among other matters:

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

Pursuant to the applicable provisions of our partnership agreement, we reimburse our General Partner for the costs it incurs in relation to the Phillips 66 employees, including executive officers, who provide services to operate our business. Our “Named Executive Officers” (NEOs) consist of our General Partner’s chief executive officer, chief financial officer and the next three most highly compensated executive officers, who for 2016 were:

•	Greg C. Garland, Chairman of the Board of Directors and Chief Executive Officer.

•	Tim G. Taylor, President.

•	Kevin J. Mitchell, Vice President and Chief Financial Officer.

•	Chukwuemeka A. Oyolu, Vice President and Controller.

•	J. T. (Tom) Liberti, Vice President and Chief Operating Officer.

Compensation Discussion and Analysis
Messrs. Garland, Mitchell, Taylor and Oyolu, who were also executive officers of Phillips 66 during 2016, devoted the majority of their time to their respective roles at Phillips 66 and also spent time, as needed, directly managing our business and affairs. Pursuant to the terms of the amended omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by Messrs. Garland, Mitchell, Taylor and Oyolu. Except with respect to awards that may be granted under the Phillips 66 Partners LP 2013 Incentive Compensation Plan (the ICP), which is discussed in more detail below under the section “Our Incentive Compensation Plan,” Messrs. Garland, Mitchell, Taylor and Oyolu do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and, except for the fixed operational and administrative support fee we pay to Phillips 66, we did not otherwise pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell, Taylor and Oyolu during 2016.

Mr. Liberti devotes substantially all of his working time to our business and, pursuant to the terms of the amended omnibus agreement, we reimburse Phillips 66 for all the compensation and benefits paid to him with respect to time spent managing our business.

The Human Resources and Compensation Committee of the Board of Directors of Phillips 66 (the Compensation Committee) has ultimate decision making authority with respect to the compensation of Senior Officers other than with respect to awards of equity in our partnership, for which the Board of our General Partner retains authority. Any awards under the ICP are approved by the Board of Directors of our General Partner. The elements of compensation discussed below, and Phillips 66’s decisions with respect to determinations on payments, were approved by the Compensation Committee, and were not subject to approvals by the Board of Directors of our General Partner.

See Note 20—Related Party Transactions—Amended Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Elements of Compensation
Phillips 66 provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution, defined benefit retirement plans and executive life insurance arrangements. Phillips 66 also provides additional benefits to approved Senior Officers, such as personal security. In addition, although our NEOs have not entered into employment agreements with Phillips 66, our NEOs are eligible to participate in Phillips 66’s executive severance and change in control plans, pursuant to which they would receive severance payments and benefits from Phillips 66 in the event of an involuntary termination of employment (with an enhanced level of payment if such termination occurs in connection with a change in control of Phillips 66). In the future, Phillips 66 and/or our General Partner may provide different and/or additional compensation components, benefits and/or perquisites to our NEOs, to ensure that they are provided with a comprehensive and competitive compensation structure.

As explained above, Messrs. Garland, Mitchell, Taylor and Oyolu devoted a small portion of their overall working time to our business during 2016 and the compensation our NEOs received from Phillips 66 in relation to their services for us did not comprise a material amount of their total compensation. In addition, except for a fixed operational and administrative support fee that we pay to Phillips 66 pursuant to the terms of the amended omnibus agreement, and any awards that may be granted in the future to Messrs. Garland, Mitchell, Taylor and Oyolu under the ICP, we will not pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell, Taylor and Oyolu. For a detailed discussion of the compensation and benefits that Phillips 66 provides to its NEOs, and its philosophy, objectives and policies related to executive compensation, please refer to the Compensation Discussion and Analysis section of Phillips 66’s 2017 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov. The following sets forth a more detailed explanation of the elements of Phillips 66’s executive compensation program for Mr. Liberti.

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

Annual Cash Bonus. Phillips 66’s annual cash incentive program provides participants with an opportunity to earn annual cash bonus awards generally based on company, business unit and individual performance. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s eligible earnings. For 2016, Mr. Liberti had an annualized target bonus of 50 percent of his eligible earnings.

The base award is weighted equally for corporate and business unit performance. For 2015 and 2014, Phillips 66 used the following metrics in relation to the corporate performance of Phillips 66 as a whole for annual bonus program purposes, with the weightings specified as follows:

Personal Safety, Process Safety, Environmental Stewardship and Reliability Metrics	25 percent
Cost Management	25 percent
Adjusted Earnings/Earnings Per Share	25 percent
Return of Capital Employed	25 percent

For 2016, Phillips 66 revised the metrics for better alignment with its corporate strategy. The following metrics were used in relation to the corporate performance of Phillips 66 as a whole when evaluating performance for annual bonus program purposes, with the weightings specified as follows:

Adjusted EBITDA	40 percent
Operating Excellence	35 percent
Adjusted Controllable Cost	15 percent
High-Performing Organization	10 percent

The Compensation Committee used its judgment in assessing results in relation to the foregoing categories of criteria to award between zero and 200 percent of each NEO’s target bonus. There are multiple award units within Phillips 66 designed to measure performance and reward employees according to business unit performance. Performance criteria include quantitative and qualitative metrics specific to each business unit, such as income, cost control, safety and operational excellence, and resource and talent management. Finally, an individual performance adjustment may be applied for its executives and key employees. For 2016, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 135 percent of his target award to recognize the overall performance of Phillips 66, the performance of his business unit and his individual contributions.

Long-Term Equity-Based Compensation Awards. Phillips 66 maintains a long-term incentive program pursuant to which it grants equity-based awards in Phillips 66 stock to its executives and key employees. Awards are paid out from zero to 200 percent of target depending on Phillips 66’s performance relative to the applicable targets. For the performance periods presented, payout levels for the Performance Share Program (PSP) awards were based on Phillips 66’s Total Shareholder Return (TSR) (50 percent), as compared to a group of Phillips 66’s peer companies, and Return on Capital Employed (ROCE) (50 percent), as compared to both its weighted average cost of capital and a group of Phillips 66’s peer companies. Generally, performance at the 50th percentile of the peer group would result in payout at target levels, subject to any individual performance or other adjustments that may be made by the Compensation Committee. For performance periods that ended in 2016, payouts for the PSP were made in cash at the end of the performance period, with no escrow period.

We apply individual performance adjustments to targets at the beginning of the period. The Compensation Committee believes in applying performance adjustments at the beginning of the performance period, rather than the end, so that performance adjusted compensation is subject to company performance and market volatility throughout the performance period, aligning executive compensation with shareholder interests.

For 2016, Phillips 66’s long-term incentive program delivered 50 percent of long-term target value in the form of performance share units through the PSP, 25 percent in the form of stock options and 25 percent in the form of restricted stock units. This reflects the cyclical nature of its business, promotes retention of high-performing talent and supports succession planning.

Retirement, Health, Welfare and Additional Benefits. Our NEOs are eligible to participate in the employee benefit plans and programs that Phillips 66 may from time to time offer to its employees, subject to the terms and eligibility requirements of those plans. Our NEOs are also eligible to participate in tax-qualified defined contribution and defined benefit retirement plans to the same extent as all other Phillips 66 employees. Phillips 66 also maintains three supplemental retirement plans in which its executives and key employees participate. Its voluntary deferred compensation plan (the Phillips 66 Key Employee Deferred Compensation Plan) allows executives to defer both the receipt and taxation of a portion of their base salary until separation and annual bonus until a specific date or when they separate from employment. Its defined contribution restoration plan (the Phillips 66 Defined Contribution Make-Up Plan) restores benefits capped under Phillips 66’s qualified defined contribution plan due to Internal Revenue Code limits. Finally, its defined benefit restoration plans (the Phillips 66 Key Employee Supplemental Retirement Plan and the Phillips 66 Supplemental Executive Retirement Plan) restore company sponsored benefits capped under the qualified defined benefit pension plan due to Internal Revenue Code limits and provide additional nonqualified pension benefits to executives who were hired in mid-career to partially compensate for the loss of retirement benefits from a previous employer. Our NEOs, including Mr. Liberti, participate in these programs and Phillips 66 remains responsible for providing 100 percent of the benefits thereunder. However, with respect to the executives for whom we are obligated to reimburse Phillips 66 for an allocated portion of compensation and benefits costs, we will pay periodic amounts to Phillips 66 pursuant to the terms of the amended omnibus agreement representing Phillips 66’s estimated costs for providing these benefits. Beginning in 2016, Phillips 66 provided executive health and financial planning benefits to our NEOs subject to certain eligibility requirements.

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

•
Layoff treatment under compensation plans that generally allows the executive to retain grants of Phillips 66 restricted stock and restricted stock units, and maintain eligibility for Phillips 66 PSP awards for ongoing periods in which the NEO had participated for at least one year.

Change in Control Severance Plan. The CICSP provides that if, within two years of a change in control of Phillips 66, an executive’s employment is terminated by the employer other than for cause, or by the executive for good reason, the executive will receive the following benefits, which may vary depending on salary grade level:

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

Compensation Consultants
Our General Partner does not have a compensation committee, and its Board of Directors did not retain a compensation consultant in 2016.

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

Compensation Risk Assessment
The Compensation Committee oversees the risk assessment performed by Phillips 66 management of all elements of its compensation programs, policies and practices for all employees. A discussion of this risk assessment will be included in the Compensation Discussion and Analysis section of Phillips 66’s 2017 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

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

The Independent Directors have submitted this Report to the Board of Directors as of February 17, 2017:

•	P.D. (David) Bairrington

•	Mark A. Haney

•	Joseph W. O’Toole
Summary Compensation Table

The following table summarizes the compensation for our NEOs for fiscal years 2016, 2015 and 2014.

Name and Principal Position	Year	Salary(2)($)	Stock Awards(3)($)	Stock Options(4)($)	Non-Equity Incentive Compensation Plan(5)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)($)	All Other Compensation(7)($)	Total($)

Greg C. Garland, Chief Executive Officer(1)	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—
Kevin J. Mitchell, Vice President and Chief Financial Officer(1)	2016	—	—	—	—	—	—	—
Tim G. Taylor, President (1)	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—
Chukwuemeka A. Oyolu, Vice President and Controller(1)	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—
	2014	—	—	—	—	—	—	—
J.T. (Tom) Liberti, Vice President and Chief Operating Officer	2016	354,136	451,672	138,498	239,042	354,369	26,440	1,564,157
	2015	334,536	439,789	126,228	307,355	385,851	35,054	1,628,813
	2014	324,408	363,313	121,280	278,180	504,174	29,297	1,620,652
(1) Messrs. Garland, Mitchell, Taylor and Oyolu devote a small portion of their overall working time to our business. The compensation these NEOs receive from Phillips 66 in relation to their services for us does not represent a material amount of their total compensation.
(2) Includes any amounts that were voluntarily deferred under Phillips 66’s Key Employee Deferred Compensation Plan.

(3) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with U.S. generally accepted accounting principles (GAAP) and reflect awards granted under Phillips 66’s PSP and Phillips 66’s Restricted Stock Program. These include awards that are expected to be finalized as late as 2018. The amounts shown for awards from the PSP relate to performance periods that began in 2014, 2015 and 2016 and that end in 2016, 2017 and 2018, respectively. Amounts shown relating to PSP are targets because target is the probable outcome for the applicable performance period, consistent with the accounting treatment under GAAP. If the maximum payout were used for the PSP awards the amounts shown relating to PSP would double, although the value of the actual payout would depend on the stock price at the time of the payout. If the minimum payout were used, the amounts for PSP awards would be reduced to zero. Actual payouts with regard to the targets set for the performance period that ended in 2016 were approved by the Compensation Committee at its February 2017 meeting. The fair market value on the date of payout was $499,970. Earned payouts under the PSP 2014-2016 have been, and under the PSP 2015-2017 and PSP 2016-2018 are expected to be, made in cash at the end of the applicable performance period and will be forfeited if the NEO is terminated prior to the end of the performance period (other than for death or following disability or after a change in control). If the NEO retires after age 55 and with five years of service, the NEO is entitled to a prorated award for any ongoing program in which he or she participated for at least 12 months.
(4) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with GAAP and reflect awards granted under the Phillips 66 Stock Option Program.
(5) These are amounts paid under Phillips 66’s annual bonus program (VCIP), including bonus amounts that were voluntarily deferred under the Key Employee Deferred Compensation Plan. These amounts were paid in February following the performance year.
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

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date(1)	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target (#)	Maximum(#)

Mr. Liberti		—	177,068	442,670	—	—	—	—	—	—	—
	2/2/2016	—	—	—	—	—	—	1,843	—	—	144,897
	2/2/2016	—	—	—	—	3,902	7,804	—	—	—	306,775
	2/2/2016	—	—	—	—	—	—	—	8,200	78.62	138,498
(1) The grant date shown is the date on which the Compensation Committee approved the target awards.
(2) Threshold and maximum awards are based on the provisions in the VCIP. Actual awards earned can range from 0 to 200 percent of the target awards, with a further possible adjustment of +/- 50 percent of the target award depending on individual performance. The Compensation Committee retains the authority to make awards under the program and to use its judgment in adjusting awards, including making awards greater than the amounts shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66. Actual payouts under the annual bonus program for 2016 are calculated using base salary earned in 2016 and reflected in the “Non-Equity Incentive Compensation Plan” column of the “Summary Compensation Table”.
(3) Threshold and maximum awards are based on the provisions of the PSP. Actual awards earned can range from 0 to 200 percent of the target awards. Performance periods under the PSP cover a three-year period, and since a new three-year period commences each year, there could be three overlapping performance periods ongoing at any time. In 2016, targets were set for Mr. Liberti with respect to an award for the three-year performance period beginning in 2016 and ending in 2018. The Compensation Committee retains the authority to make awards under the PSP using its judgment, including making awards greater than the maximum payout shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.
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

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our NEOs have received any grants of, equity or equity-based awards in us and no such awards were outstanding as of December 31, 2016. We may make grants of equity and equity-based awards in us to our NEOs and other key employees under the ICP. See “Our Incentive Compensation Plan” for additional information.

Our NEOs have received and may continue to receive equity or equity-based awards in Phillips 66 under Phillips 66’s equity compensation programs. The following provides additional information about only Mr. Liberti’s outstanding equity awards in Phillips 66 as of December 31, 2016, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Grant Date (1)	Option Awards (2)				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable(3)(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (4)(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Mr. Liberti	2/9/2012	21,749	—	32.030	2/9/2022
	2/7/2013	5,000	—	62.170	2/7/2023
	2/6/2014	4,266	2,134	72.255	2/6/2024
	2/3/2015	2,233	4,467	74.135	2/3/2025
	2/2/2016	—	8,200	78.620	2/2/2026
						41,644	3,598,458	16,516	1,427,148
(1) The dates presented in this column represent the respective dates on which the awards were granted by ConocoPhillips for grants prior to the spin-off from ConocoPhillips, and by Phillips 66 for all other awards. The awards granted prior to the spin-off were converted to Phillips 66 equity awards in connection with the spin-off and in accordance with the Employee Matters Agreement and remain subject to the same general terms and conditions.
(2) All options shown in the table have a maximum term for exercise of ten years from the grant date. Under certain circumstances, the terms for exercise may be shorter, and in certain circumstances, the options may be forfeited and canceled. All awards shown in the table have associated restrictions upon transferability.
(3) The options shown in this column vested and became exercisable in 2016 or prior years (although under certain termination circumstances, the options may still be forfeited). Options become exercisable in one-third increments on the first, second and third anniversaries of the grant date.
(4) These amounts include unvested restricted stock and restricted stock units awarded under the PSP for performance periods ending prior to December 31, 2014 and awarded as annual awards. All awards for performance periods ending on or before December 31, 2014, continue to have restrictions upon transferability. Restrictions on PSP awards for performance periods ending on or before December 31, 2010, lapse upon separation from service. Restrictions on PSP awards for later performance periods lapse five years from the grant date unless the NEO elected prior to the beginning of the performance period to defer lapsing of the restrictions until separation from service. Awards are subject to forfeiture if, prior to lapsing, the NEO separates from service for a reason other than death, disability, layoff, retirement after reaching age 55 with five years of service, or after a change of control, although the Compensation Committee has the authority to waive forfeiture. The awards have no voting rights, but do entitle the holder to receive dividend equivalents in cash. The value of the awards reflects the closing price of our stock, as reported on the NYSE, on December 30, 2016 ($86.41).
(5) Reflects potential awards from ongoing performance periods under the PSP for performance periods ending December 31, 2017, and December 31, 2018. These awards are shown at maximum levels; however, there is no assurance that awards will be granted at, below or above target after the end of the relevant performance periods, as the determination to make a grant and the amount of any grant is within the judgment of Phillips 66’s Compensation Committee. Until an actual grant is made, these unearned awards pay no dividend equivalents. The value of these unearned awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 30, 2016 ($86.41).

Option Exercises and Stock Vested

The following table summarizes the value received from stock option exercises and stock grants vested during 2016 for Mr. Liberti only because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)

Mr. Liberti	—	—	7,175	612,151
(1) Stock awards include restricted stock units that vested during the year, as well as the PSP 2014-2016 award that vested on December 31, 2016, and was paid out in cash in early 2017. The PSP awards for Mr. Liberti was 5,755 units valued at $499,970.

Pension Benefits

The following table lists the pension program participation and actuarial present value of only Mr. Liberti’s defined benefit pension as of December 31, 2016, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Plan Name	Number of Years Credited Service(1)(#)	Present Value of Accumulated Benefit(2)($)	Payments During Last Fiscal Year($)

Mr. Liberti	Phillips 66 Retirement Plan—Title 1	16	867,956	—
	Phillips 66 Key Employee Supplemental Retirement Plan(3)	—	1,315,825	—
	Phillips 66 Supplemental Executive Retirement Plan	—	1,444,744	—
(1) Years of credited service include service recognized under the predecessor ConocoPhillips plans from which these plans were spun off effective May 1, 2012.
(2) Because Mr. Liberti is already retirement eligible, the amounts shown represent his actual benefit.
(3) The Phillips 66 Key Employee Supplemental Retirement Plan restores Company-sponsored benefits capped under the qualified defined benefit pension plan to Internal Revenue Code limits. All employees, including Mr. Liberti, are eligible to participate in the plan.

Nonqualified Deferred Compensation

The following table provides information on nonqualified deferred compensation of only Mr. Liberti’s defined benefit pension as of December 31, 2016, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year(2)($)	Aggregate Earnings in Last Fiscal Year(3)($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(4)($)

Mr. Liberti(1)	—	6,240	2,773	—	43,939
(1) Mr. Liberti participates in the Phillips 66 Defined Contribution Make-Up Plan (DCMP). As of December 31, 2016, participants in this plan had 92 investment options. 27 of the options were the same as those available in our 401(k) plan and the remaining options were other mutual funds approved by the plan administrator.
(2) These amounts represent Phillips 66’s contributions under the DCMP. These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table”.
(3) These amounts represent earnings on plan balances from January 1 to December 31, 2016. These amounts are not included in the “Summary Compensation Table”.
(4) The total reflects contributions by Mr. Liberti, contributions by us, and earnings on balances prior to 2016; plus contributions by Mr. Liberti and earnings from January 1, 2016, through December 31, 2016 (shown in the appropriate columns of this table, with amounts that are included in the “Summary Compensation Table” shown in footnote 2 above).

Potential Payments upon Termination or Change-in-Control

Executive Benefits and Payments Upon Termination	Involuntary Not-for-Cause Termination (Not CIC)($)	Involuntary or Good Reason for Termination (CIC)($)	Death($)	Disability($)

Base salary	534,636	712,848	—	—
Short-term incentive	267,318	585,535	—	—
2014-2016 (performance period)	—	—	—	—
2015-2017 (performance period)	—	—	—	—
2016-2018 (performance period)	—	—	—	—
Restricted stock/units from prior performance and inducement	—	—	—	—
Stock options/stock appreciation rights (unvested and accelerated)	—	—	—	—
Incremental pension	311,973	415,965	—	—
Post-employment health and welfare	30,659	40,878	—	—
Life insurance	—	—	356,424	—
	1,144,586	1,755,226	356,424	—

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

Each of our General Partner’s independent directors receives an annual compensation package, which consists of $70,000 in annual cash compensation and $80,000 in annual equity based compensation. In addition, the chairman of the Audit Committee and the chairman of the Conflicts Committee each receives an additional $15,000 in annual cash compensation and each member of the Conflicts Committee other than the Chairman receives a cash retainer of $10,000. Our Board of Directors periodically benchmarks our independent director compensation with a group of peer partnerships.

The equity portion of the independent directors’ compensation consists of phantom units granted under the ICP, which are subject to a three-year restriction period. The phantom units are expected to be granted in tandem with distribution equivalent rights and will be settled upon the expiration of the three-year restriction period. No deferral elections are expected to be permitted with respect to the equity-based portion of the annual compensation package. The cash portion of the annual compensation package is paid monthly, unless a timely election is made by the independent director to defer payment.

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2016.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards(2)($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation(3)($)	Total($)

Gary K. Adams(4)	52,325	80,028	—	—	—	1,534	133,887
P.D. (David) Bairrington	30,968	30,793	—	—	—	—	61,761
Mark A. Haney	81,922	80,028	—	—	—	423	162,373
Joseph W. O’Toole	85,000	80,028	—	—	—	1,732	166,760
(1) Reflects 2016 base cash compensation of $70,000 payable to each non-employee director and the applicable committee retainers. In 2016, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in committee assignments by board members through the year, if any. Amounts shown in the “Fees Earned or Paid in Cash” column include any amounts that were voluntarily deferred. No directors elected to defer their cash compensation in 2016. Mr. Adam’s cash compensation was pro rated, reflecting that he left the Board in August 2016. Mr. Bairrington’s cash compensation was pro rated reflecting that he joined the Board in August 2016.
(2) Amounts represent the grant date fair value of unit awards. In 2016, non-employee directors received a grant of phantom units valued at $80,000 on the date of grant based on the average of the high and low prices for Phillips 66 Partners LP units on the grant date. These grants are made in whole units with fractional units rounded up, resulting in units with a value of $80,028 being granted on January 15, 2016. Mr. Bairrington’s grant is pro rated, reflecting that he joined the Board in August 2016.
(3) Represents fees for ground transportation associated with Board meetings.
(4) Mr. Adams resigned from the Board in August 2016.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2016.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	11,384	(2)	$—	2,486,445
Equity compensation plans not approved by security holders	—		—	—
Total	11,384		$—	2,486,445
(1) Includes awards issued under the ICP.
(2) Includes 11,384 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2016.

The following table sets forth information regarding persons who we know to be the beneficial owners of more than five percent of our issued and outstanding common units as of February 17, 2017.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Phillips 66 Project Development Inc.(1) 2331 CityWest Blvd. Houston, TX 77042	64,047,024	59.8%
Tortoise Capital Advisors, L.L.C. (2) 11550 Ash Street Suite 300 Leawood, KS 66211	8,097,527	7.6%
(1) Phillips 66 is the parent company of Phillips 66 Company, which is the parent company of Phillips 66 Project Development Inc., the sole owner of the member interests of our General Partner. Phillips 66 Project Development Inc. is the owner of 64,047,024 common units. Phillips 66 and Phillips 66 Company may, therefore, be deemed to beneficially own the units held by Phillips 66 Project Development Inc.
(2) Based solely on an amendment to Schedule 13G filed with the SEC on February 14, 2017, by Tortoise Capital Advisors, L.L.C.

The following table sets forth the beneficial ownership of common units of Phillips 66 Partners LP held by each director and NEO of Phillips 66 Partners GP LLC, our General Partner, and by all directors and executive officers of our General Partner as a group as of February 17, 2017.

Name of Beneficial Owner*	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
NEOs and Directors
Greg C. Garland	35,000	**
Kevin J. Mitchell	—	**
J.T. (Tom) Liberti	37,496	**
Tim G. Taylor	55,000	**
Robert A. Herman	25,000	**
Timothy D. Roberts	—	**
Chukwuemeka A. Oyolu	5,000	**
Joseph W. O’Toole	25,000	**
Mark A. Haney	28,000	**
P.D. (David) Bairrington	—	**
All Directors and Executive Officers as a Group (10 Persons)	210,496	**
*Unless otherwise indicated, the address for all beneficial owners in this table is 2331 CityWest Blvd., Houston, Texas 77042.
**The beneficial ownership does not exceed one percent of the common units outstanding.

The following table sets forth the number of shares of Phillips 66 common stock beneficially owned as of February 17, 2017, except as otherwise noted, by each director, director nominee and named executive officer of our General Partner and by all directors and executive officers of our General Partner as a group.

Name of Beneficial Owner	Total Common Stock Beneficially Owned	Restricted/Deferred Stock Units(1)	Options Exercisable Within 60 Days(2)	Percentage of Total Outstanding
NEOs and Directors
Greg C. Garland	126,963	610,837	481,794	**
Kevin J. Mitchell	5,972	62,688	16,866	**
J.T. (Tom) Liberti	7,611	41,644	32,978	**
Tim G. Taylor	48,709	166,028	117,299	**
Robert A. Herman	16,219	79,794	96,399	**
Timothy D. Roberts	—	6,040	—	**
Chukwuemeka A. Oyolu	1,880	25,887	10,833	**
Joseph W. O’Toole	—	—	—	—
Mark A. Haney	—	—	—	—
P.D. (David) Bairrington	—	—	—	—
All Directors and Executive Officers as a Group (10 Persons)	207,354	992,918	756,169	**
(1) Includes restricted or deferred stock units that may be voted or sold only upon passage of time.
(2) Includes beneficial ownership of shares of common stock that may be acquired within 60 days of February 17, 2017, through stock options awarded under compensation plans.
** The beneficial ownership does not exceed one percent of the common stock outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2016, our General Partner, Phillips 66 Partners GP LLC, and its affiliates owned 64,047,024 common units, representing a 58.6 percent limited partner interest in us. In addition, our General Partner owned 2,187,386 general partner units representing a 2.0 percent general partner interest in us.

Distributions and Payments to Our General Partner and Its Affiliates
The following table summarizes the distributions and payments to be made by us to our General Partner and its affiliates in connection with the ongoing operations and liquidation of Phillips 66 Partners LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations.

Operational Stage
Distributions of available cash to our General Partner and its affiliates
We generally make cash distributions of 98 percent to the unitholders pro rata, including Phillips 66 Project Development Inc., as a holder of 64,047,024 common units, and 2 percent to our General Partner, assuming it makes any capital contributions necessary to maintain its 2 percent general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our General Partner will entitle our General Partner to increasing percentages of the distributions, up to 48 percent of the distributions above the highest target distribution level.

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

Transactions and Commercial and Other Agreements with Phillips 66 and Related Parties
See “2016 Developments” in Items 1 and 2. Business and Properties, for a description of our transactions and related agreements with Phillips 66 in 2016. See the “Commercial Agreements,” “Amended Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 20—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the years ended December 31, 2016 and 2015, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

	Millions of Dollars
	2016	2015
Fees
Audit fees(1)	$3.3	1.3
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$3.3	1.3
(1) Fees for audit services related to the fiscal year consolidated audit, quarterly reviews and registration statements.

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
Financial Statements and Supplementary Data
The financial statements and supplementary information listed in the Index to Financial Statements, which appears on page 63, are filed as part of this Annual Report.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in the financial statements or the notes to consolidated financial statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 132 to 137, are filed as part of this Annual Report.

PHILLIPS 66 PARTNERS LP

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	First Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of July 26, 2013 between Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	3.1	7/26/2013	001-36011

3.3	Amendment No. 1 to First Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP, dated March 1, 2016.	8-K	3.1	3/1/2016	001-36011

4.1	Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66 Partners LP.	8-K	4.1	2/23/2015	001-36011

4.2	First Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2020 Notes.	8-K	4.2	2/23/2015	001-36011

4.3	Second Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2025 Notes.	8-K	4.3	2/23/2015	001-36011

4.4	Third Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2045 Notes.	8-K	4.4	2/23/2015	001-36011

4.5	Fourth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2026 Notes.	8-K	4.2	10/17/2016	001-36011

4.6	Fifth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2046 Notes.	8-K	4.3	10/17/2016	001-36011

4.7	Form of the 2020 Notes (included in Exhibit 4.2 as Exhibit A to the Appendix thereto).	8-K	4.5	2/23/2015	001-36011

4.8	Form of the 2025 Notes (included in Exhibit 4.3 as Exhibit A to the Appendix thereto).	8-K	4.6	2/23/2015	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.9	Form of the 2045 Notes (included in Exhibit 4.4 as Exhibit A to the Appendix thereto).	8-K	4.7	2/23/2015	001-36011

4.10	Form of the 2026 Notes (included in Exhibit 4.2 as Exhibit A to the Appendix thereto).	8-K	4.4	10/17/2016	001-36011

4.11	Form of the 2046 Notes (included in Exhibit 4.3 as Exhibit A to the Appendix thereto).	8-K	4.5	10/17/2016	001-36011

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
		S-1/A	10.1	6/27/2013	333-187582

10.2	First Amendment to the Credit Agreement, dated November 21, 2014.	8-K	10.1	11/21/2014	001-36011

10.3	Second Amendment to Credit Agreement, dated October 3, 2016.	8-K	10.1	10/5/2016	001-36011

10.4	Contribution, Conveyance and Assumption Agreement dated as of July 26, 2013, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Partners Holdings LLC, 66 Pipeline LLC, Phillips 66 Company, Phillips Texas Pipeline Company, Ltd., Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.1	7/30/2013	001-36011

10.5	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2014, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC and Phillips 66 Company.	8-K	2.1	2/13/2014	001-36011

10.6	Contribution, Conveyance and Assumption Agreement, dated as of October 22, 2014, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Pipeline LLC.	8-K	2.1	10/27/2014	001-36011

10.8	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2015, by and among Phillips 66 Company, Phillips 66 Partners GP LLC, Phillips 66 Pipeline LLC and Phillips 66 Partners LP.	8-K	2.1	2/17/2015	001-36011

10.8	Contribution, Conveyance and Assumption Agreement dated as of October 29, 2015, by and among Phillips 66 Partners LP, Phillips 66 Gulf Coast Pipeline LLC, Phillips 66 Project Development Inc., Phillips 66 Company, and Phillips 66 Partners GP LLC.	10-K	10.7	2/12/2016	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.9	Contribution, Conveyance and Assumption Agreement, dated as of February 17, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	2/18/2016	001-36011

10.10	Contribution, Conveyance and Assumption Agreement, dated as of May 4, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	5/4/2016	001-36011

10.11	Contribution, Conveyance and Assumption Agreement, dated as of October 11, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	10/11/2016	001-36011

10.12	Formation and Contribution Agreement with Paradigm Energy Partners, LLC, dated as of November 21, 2014.	10-K	10.6	2/13/2015	001-36011

10.13	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.14	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

10.15	Second Amendment to the Omnibus Agreement, dated as of December 1, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	12/2/2014	001-36011

10.16	Third Amendment to the Omnibus Agreement, dated as of March 2, 2015, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/2/2015	001-36011

10.17	Fourth Amendment to the Omnibus Agreement, dated as of March 1, 2016, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/1/2016	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.18	Fifth Amendment to the Omnibus Agreement, dated as of October 14, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/17/2016	001-36011

10.19*
Sixth Amendment to the Omnibus Agreement, dated as of January 5, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.

10.20	Operational Services Agreement dated as of July 26, 2013, by and among Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Pipeline LLC.	8-K	10.3	7/30/2013	001-36011

10.21	First Amendment to the Operational Services Agreement, dated as of February 28, 2014, by and between Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline.	8-K	10.2	3/3/2014	001-36011

10.22	Second Amendment to the Operational Services Agreement, dated as of December 1, 2014, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	12/2/2014	001-36011

10.23	Third Amendment to the Operational Services Agreement, dated as of March 1, 2016, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	3/1/2016	001-36011

10.24	Fourth Amendment to the Operational Services Agreement, dated as of May 10, 2016, by and among Phillips 66 Partners Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.1	5/10/2016	001-36011

10.25	Fifth Amendment to the Operational Services Agreement, dated as of October 14, 2016, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	10/17/2016	001-36011

10.26	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.27	Natural Gas Liquids Storage Agreement (Clemens Facility), dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.4	3/1/2016	001-36011

10.28	Fractionation Agreement, dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.3	3/1/2016	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.29	Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC by and among DCP Midstream, LP, Spectra Energy Sand Hills Holding, LLC and Phillips 66 Sand Hills LLC dated as of September 3, 2013.	10-Q	10.3	5/1/2015	001-36011

10.30	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC.	10-Q	10.4	5/1/2015	001-36011

10.31	Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC by and among DCP LP Holdings, LLC, Spectra Energy Southern Hills Holding, LLC and Phillips 66 Southern Hills LLC dated as of September 3, 2013.	10-Q	10.5	5/1/2015	001-36011

10.32	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC.	10-Q	10.6	5/1/2015	001-36011

10.33	Amended and Restated Limited Liability Company Agreement of Bayou Bridge Pipeline, LLC, dated July 9, 2015.	10-K	13.37	2/12/2016	001-36011

10.34	Addendum Agreement dated December 1, 2015, by and between Phillips 66 Partners Holdings LLC and Bayou Bridge Pipeline, LLC.	10-K	13.38	2/12/2016	001-36011

10.35	Equity Distribution Agreement, dated as of June 6, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, and RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Mizuho Securities USA Inc. and Morgan Stanley & Co. LLC	8-K	1.1	6/6/2016	001-36011

10.36**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.37**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

10.38**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of Phillips 66 Partners LP.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

23.2*	Consents of Deloitte & Touche LLP, independent registered accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith.
** Compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

February 17, 2017	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed, as of February 17, 2017, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Greg C. Garland	Chairman of the Board of Directors
Greg C. Garland	and Chief Executive Officer
(Principal executive officer)
Phillips 66 Partners GP LLC

/s/ Kevin J. Mitchell	Vice President
Kevin J. Mitchell	and Chief Financial Officer and Director
(Principal financial officer)
Phillips 66 Partners GP LLC

/s/ Chukwuemeka A. Oyolu	Vice President and Controller
Chukwuemeka A. Oyolu	(Principal accounting officer)
Phillips 66 Partners GP LLC

/s/ P.D. (David) Bairrington	Director
P.D. (David) Bairrington	Phillips 66 Partners GP LLC

/s/ Mark A. Haney	Director
Mark A. Haney	Phillips 66 Partners GP LLC

/s/ Robert A. Herman	Director
Robert A. Herman	Phillips 66 Partners GP LLC

/s/ Joseph W. O’Toole	Director
Joseph W. O’Toole	Phillips 66 Partners GP LLC

/s/ Timothy D. Roberts	Director
Timothy D. Roberts	Phillips 66 Partners GP LLC

/s/ Tim G. Taylor	Director
Tim G. Taylor	Phillips 66 Partners GP LLC