Form 10-Q
period 2017-03-31
PHILLIPS 66 PARTNERS LP
filed 2017-05-05
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
(Address of principal executive offices) (Zip Code)

(855) 283-9237
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  [ X ]    No  [   ]
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).     Yes  [ X ]    No  [    ]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ X ] Accelerated filer [ ] Non-accelerated filer [ ] Smaller reporting company [ ]
Emerging growth company [ ]
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [ X ]

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2017	2016*
Revenues and Other Income
Operating revenues—related parties	$184	171
Operating revenues—third parties	10	8
Equity in earnings of affiliates	33	25
Other income	7	—
Total revenues and other income	234	204

Costs and Expenses
Operating and maintenance expenses	62	50
Depreciation	26	23
General and administrative expenses	16	17
Taxes other than income taxes	9	10
Interest and debt expense	24	10
Total costs and expenses	137	110
Income before income taxes	97	94
Provision for income taxes	—	—
Net income	97	94
Less: Net income attributable to Predecessors	—	42
Net income attributable to the Partnership	97	52
Less: General partner’s interest in net income attributable to the Partnership	32	16
Limited partners’ interest in net income attributable to the Partnership	$65	36

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)	$0.60	0.44

Cash Distributions Paid Per Limited Partner Unit (dollars)	$0.558	0.458

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	43,353	24,139
Common units—Phillips 66	64,047	58,490
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2017	2016*

Net Income	$97	94
Defined benefit plans
Plan sponsored by equity affiliate, net of tax	—	1
Other comprehensive income	—	1
Comprehensive Income	$97	95
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	March 31 2017	December 31 2016
Assets
Cash and cash equivalents	$1	2
Accounts receivable—related parties	66	76
Accounts receivable—third parties	6	7
Materials and supplies	12	11
Prepaid expenses	3	4
Total Current Assets	88	100
Equity investments	1,176	1,142
Net properties, plants and equipment	2,669	2,675
Goodwill	185	185
Deferred rentals—related parties	5	5
Other assets	2	2
Total Assets	$4,125	4,109

Liabilities
Accounts payable—related parties	$11	12
Accounts payable—third parties	28	31
Accrued property and other taxes	16	10
Accrued interest	28	26
Short-term debt	2	15
Deferred revenues—related parties	18	14
Other current liabilities	1	3
Total Current Liabilities	104	111
Long-term debt	2,357	2,396
Asset retirement obligations	9	9
Accrued environmental costs	2	2
Deferred income taxes	2	2
Deferred revenues—related parties—long-term	23	23
Total Liabilities	2,497	2,543

Equity
Common unitholders—public (2017—43,879,870 units issued and outstanding; 2016—43,134,902 units issued and outstanding)	1,837	1,795
Common unitholder—Phillips 66 (2017 and 2016—64,047,024 units issued and outstanding)	479	476
General partner—Phillips 66 (2017 and 2016—2,187,386 units issued and outstanding)	(687)	(704)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	1,628	1,566
Total Liabilities and Equity	$4,125	4,109
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2017	2016*
Cash Flows From Operating Activities
Net income	$97	94
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	26	23
Undistributed equity earnings	(4)	1
Deferred revenues—long-term	—	6
Other	3	—
Working capital adjustments
Decrease (increase) in accounts receivable	10	(11)
Decrease (increase) in materials and supplies	(1)	(1)
Decrease (increase) in prepaid expenses and other current assets	1	—
Increase (decrease) in accounts payable	(1)	7
Increase (decrease) in accrued interest	2	(11)
Increase (decrease) in deferred revenues	4	1
Increase (decrease) in other accruals	2	2
Net Cash Provided by Operating Activities	139	111

Cash Flows From Investing Activities
Cash capital expenditures and investments	(57)	(97)
Return of investment from equity affiliates	8	3
Net Cash Used in Investing Activities	(49)	(94)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	—	12
Issuance of debt	712	78
Repayment of debt	(765)	(86)
Issuance of common units	40	—
Quarterly distributions to common unitholders—public	(24)	(11)
Quarterly distributions to common unitholder—Phillips 66	(36)	(27)
Quarterly distributions to General Partner—Phillips 66	(28)	(13)
Other cash contributions from Phillips 66	10	—
Net Cash Used in Financing Activities	(91)	(47)

Net Change in Cash and Cash Equivalents	(1)	(30)
Cash and cash equivalents at beginning of period	2	50
Cash and Cash Equivalents at End of Period	$1	20
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total

December 31, 2015	$809	233	(650)	(2)	1,054	1,444
Net income attributable to Predecessors	—	—	—	—	42	42
Net contributions from Phillips 66—Predecessors	—	—	—	—	45	45
Allocation of net investment to unitholders	—	69	1	—	(70)	—
Net income attributable to the Partnership	10	26	16	—	—	52
Other comprehensive income	—	—	—	1	—	1
Quarterly cash distributions to unitholders and General Partner	(11)	(27)	(13)	—	—	(51)
March 31, 2016*	$808	301	(646)	(1)	1,071	1,533

December 31, 2016	$1,795	476	(704)	(1)	—	1,566
Issuance of common units	40	—	—	—	—	40
Net income attributable to the Partnership	26	39	32	—	—	97
Quarterly cash distributions to unitholders and General Partner	(24)	(36)	(28)	—	—	(88)
Other contributions from Phillips 66	—	—	13	—	—	13
March 31, 2017	$1,837	479	(687)	(1)	—	1,628

	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2015	24,138,750	58,349,042	1,683,425	84,171,217
Units issued associated with acquisitions	—	412,823	8,425	421,248
March 31, 2016	24,138,750	58,761,865	1,691,850	84,592,465

December 31, 2016	43,134,902	64,047,024	2,187,386	109,369,312
Units issued in public equity offerings	744,968	—	—	744,968
March 31, 2017	43,879,870	64,047,024	2,187,386	110,114,280
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context. References to our “General Partner” refer to Phillips 66 Partners GP LLC, and references to Phillips 66 PDI refer to Phillips 66 Project Development Inc., the Phillips 66 subsidiary that holds a limited partner interest in us.

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

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement; and operational support services such as engineering and logistics. These allocations were based primarily on relative carrying values of properties, plants and equipment (PP&E) and equity-method investments, or number of terminals and pipeline miles, and secondarily on activity-based cost allocations. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2016 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2017, are not necessarily indicative of the results to be expected for the full year.

Note 3—Changes in Accounting Principles

Effective January 1, 2017, we early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates Step 2 from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. Beginning this year, we will apply this ASU prospectively to our goodwill impairment test.

Effective January 1, 2017, we early adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The new update changes the classification and presentation of restricted cash in the statement of cash flow. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Adoption of this ASU on a retrospective basis did not impact our financial statements.

Effective January 1, 2017, we early adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new update clarifies the treatment of several cash flow categories. In addition, ASU No. 2016-15 clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Adoption of this ASU on a retrospective basis did not have a material impact on our financial statements.

Note 4—Acquisitions

River Parish Acquisition
In November 2016, we acquired the River Parish NGL System, a third party’s NGL logistics assets located in southeast Louisiana, consisting of pipelines and storage caverns connecting multiple fractionation facilities, refineries and a petrochemical facility. We recorded $183 million of PP&E and $3 million of goodwill in connection with the acquisition in 2016. Our acquisition accounting was finalized during the first quarter of 2017, with no change to the provisional amounts recorded in 2016.

During 2016, we completed three acquisitions that were considered transfers of businesses between entities under common control, and therefore the related acquired assets were transferred at historical carrying value. Because these acquisitions were common control transactions in which we acquired businesses, our historical financial statements have been retrospectively adjusted as if we owned the acquired assets for all periods presented.

Fractionator Acquisitions
Initial Fractionator Acquisition. In February 2016, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) for total consideration of $236 million (the Initial Fractionator Acquisition). Total consideration consisted of the assumption of a $212 million note payable to a subsidiary of Phillips 66 and the issuance of 412,823 common units to Phillips 66 PDI and 8,425 general partner units to our General Partner to maintain its 2 percent general partner interest. The Initial Fractionator Acquisition closed in March 2016.

Subsequent Fractionator Acquisition. In May 2016, we entered into a CCAA with subsidiaries of Phillips 66 to acquire the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline for total consideration of $775 million (the Subsequent Fractionator Acquisition). Total consideration consisted of the assumption of $675 million of notes payable to a subsidiary of Phillips 66 and the issuance of 1,400,922 common units to Phillips 66 PDI and 286,753 general partner units to our General Partner to maintain its 2 percent general partner interest in us after also taking into account the public offering we completed in May 2016. The Subsequent Fractionator Acquisition closed in May 2016.

Eagle Acquisition
In October 2016, we entered into a CCAA with subsidiaries of Phillips 66 to acquire certain pipeline and terminal assets supporting four Phillips 66-operated refineries (the Eagle Acquisition). The Eagle Acquisition closed in October 2016. We paid Phillips 66 total consideration of $1,305 million, consisting of $1,109 million in cash and the issuance of 3,884,237 common units to Phillips 66 PDI and 208,783 general partner units to our General Partner to allow it to maintain its 2 percent general partner interest in us.

The following tables present our previously reported results of operations and cash flows giving effect to the Subsequent Fractionator Acquisition and the Eagle Acquisition for the three months ended March 31, 2016. The results of operations and cash flows of the Initial Fractionator Acquisition are included in our previously reported consolidated statement of income and consolidated statement of cash flows for the three months ended March 31, 2016, within the first column. The second and third columns in all tables present the retrospective adjustments made to our historical financial information for the related acquired assets prior to the effective date of acquisition. The fourth column in all tables presents our consolidated financial information as retrospectively adjusted.

	Three Months Ended March 31, 2016
	Millions of Dollars
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Subsequent Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$94	5	72	171
Operating revenues—third parties	2	—	6	8
Equity in earnings of affiliates	25	—	—	25
Total revenues and other income	121	5	78	204

Costs and Expenses
Operating and maintenance expenses	23	—	27	50
Depreciation	14	—	9	23
General and administrative expenses	9	—	8	17
Taxes other than income taxes	5	—	5	10
Interest and debt expense	10	—	—	10
Total costs and expenses	61	—	49	110
Income before income taxes	60	5	29	94
Provision for income taxes	—	—	—	—
Net income	60	5	29	94
Less: Net income attributable to noncontrolling interests	3	(3)	—	—
Less: Net income attributable to Predecessors	5	8	29	42
Net income attributable to the Partnership	52	—	—	52
Less: General partner’s interest in net income attributable to the Partnership	16	—	—	16
Limited partners’ interest in net income attributable to the Partnership	$36	—	—	36

	Three Months Ended March 31, 2016
	Millions of Dollars
	Phillips 66 Partners LP (As previously reported)	Acquired Subsequent Fractionator Assets Predecessor	Acquired Eagle Assets Predecessor	Consolidated Results
Cash Flows From Operating Activities
Net income	$60	5	29	94
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	14	—	9	23
Unfunded equity losses	1	—	—	1
Deferred revenues—long-term	6	—	—	6
Working capital adjustments
Decrease (increase) in accounts receivable	(12)	—	1	(11)
Decrease (increase) in materials and supplies	(1)	—	—	(1)
Decrease (increase) in other current assets	1	—	(1)	—
Increase (decrease) in accounts payable	6	—	1	7
Increase (decrease) in accrued interest	(11)	—	—	(11)
Increase (decrease) in deferred revenues	1	—	—	1
Increase (decrease) in other accruals	2	—	—	2
Net Cash Provided by Operating Activities	67	5	39	111

Cash Flows From Investing Activities
Cash capital expenditures and investments	(77)	—	(20)	(97)
Return of investment from equity affiliates	3	—	—	3
Net Cash Used in Investing Activities	(74)	—	(20)	(94)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	57	(26)	(19)	12
Issuance of debt	57	21	—	78
Repayment of debt	(86)	—	—	(86)
Quarterly distributions to common unitholders—public	(11)	—	—	(11)
Quarterly distributions to common unitholder—Phillips 66	(27)	—	—	(27)
Quarterly distributions to General Partner—Phillips 66	(13)	—	—	(13)
Net Cash Used in Financing Activities	(23)	(5)	(19)	(47)

Net Change in Cash and Cash Equivalents	(30)	—	—	(30)
Cash and cash equivalents at beginning of period	50	—	—	50
Cash and Cash Equivalents at End of Period	$20	—	—	20

Note 5—Equity Investments

The following table summarizes our equity investments.

		Millions of Dollars
	Percentage Ownership	Carrying Value
		March 31 2017	December 31 2016

DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34%	$459	445
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	213	212
Explorer Pipeline Company (Explorer)	21.94	124	126
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	67	72
Paradigm Pipeline LLC (Paradigm)	50.00	115	117
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	139	115
STACK Pipeline LLC (STACK)	50.00	59	55
Total equity investments		$1,176	1,142

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Sand Hills	$17	15
Southern Hills	7	7
Explorer	5	3
Phillips 66 Partners Terminal	2	—
Paradigm	(1)	—
Bayou Bridge	2	—
STACK	1	—
Total equity in earnings of affiliates	$33	25

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	March 31 2017	December 31 2016

Land	$19	19
Buildings and improvements	88	88
Pipelines and related assets*	1,338	1,335
Terminals and related assets*	612	610
Rail racks and related assets*	137	137
Fractionator and related assets*	615	615
Caverns and related assets*	569	569
Construction-in-progress	42	27
Gross PP&E	3,420	3,400
Less: Accumulated depreciation	751	725
Net PP&E	$2,669	2,675
*Assets for which we are the lessor.

Note 7—Debt

Debt at March 31, 2017, and December 31, 2016, was:

	Millions of Dollars
	March 31, 2017
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	300	—	300	300
3.605% Senior Notes due 2025	—	492	—	492	500
3.550% Senior Notes due 2026	—	479	—	479	500
4.680% Senior Notes due 2045	—	275	—	275	300
4.900% Senior Notes due 2046	—	595	—	595	625
Revolving credit facility at 2.23% at March 31, 2017	—	157	—	157	157
Total	$—	2,298	—	2,298	2,382
Net unamortized discounts and debt issuance costs					(23)
Total debt					$2,359
*Fair value was estimated using quoted market prices of comparable instruments.

	Millions of Dollars
	December 31, 2016
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	298	—	298	300
3.605% Senior Notes due 2025	—	490	—	490	500
3.550% Senior Notes due 2026	—	483	—	483	500
4.680% Senior Notes due 2045	—	277	—	277	300
4.900% Senior Notes due 2046	—	599	—	599	625
Revolving credit facility at 1.98% at year-end 2016	—	210	—	210	210
Total	$—	2,357	—	2,357	2,435
Net unamortized discounts and debt issuance costs					(24)
Total debt					$2,411
*Fair value was estimated using quoted market prices of comparable instruments.

Revolving Credit Facility
At March 31, 2017, and December 31, 2016, we had an aggregate of $157 million and $210 million borrowed and outstanding under our $750 million revolving credit facility, respectively.

Note 8—Equity

ATM Program
In June 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission in May 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). For the three months ended March 31, 2017, on a settlement date basis, we issued 744,968 common units under the ATM Program, which generated net proceeds of $40 million. Since inception through March 31, 2017, we have issued an aggregate of 1,091,120 common units under our ATM Program, generating net proceeds of $58 million, after broker commissions of $1 million. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Note 9—Net Income Per Limited Partner Unit

Net income per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to the Partnership by the weighted average number of common units outstanding for the period. The classes of participating securities as of March 31, 2017, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per unit are the same because we do not have potentially dilutive instruments outstanding.

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

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Net income attributable to the Partnership	$97	52
Less: General partner’s distribution declared (including IDRs)*	32	16
Limited partners’ distribution declared on common units*	63	40
Distributions less than (in excess of) net income attributable to the Partnership	$2	(4)
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
Three Months Ended March 31, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$32	63	95
Distribution less than net income attributable to the Partnership	—	2	2
Net income attributable to the Partnership	$32	65	97

Weighted average units outstanding:
Basic	2,187,386	107,400,037	109,587,423
Diluted	2,187,386	107,400,037	109,587,423

Net income per limited partner unit (dollars):
Basic		$0.60
Diluted		0.60

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
Three Months Ended March 31, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$16	40	56
Distribution in excess of net income attributable to the Partnership	—	(4)	(4)
Net income attributable to the Partnership	$16	36	52

Weighted average units outstanding:
Basic	1,686,295	82,628,424	84,314,719
Diluted	1,686,295	82,628,424	84,314,719

Net income per limited partner unit (dollars):
Basic		$0.44
Diluted		0.44

On April 19, 2017, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.586 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $95 million attributable to the first quarter of 2017. This distribution is payable May 12, 2017, to unitholders of record as of May 1, 2017.

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

At both March 31, 2017, and December 31, 2016, our total environmental accrual was $2 million. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2017, and December 31, 2016, we did not have any material accrued contingent liabilities associated with litigation matters.

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

2016 Initial Fractionator Acquisition
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

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016*
Capital Expenditures and Investments
Cash capital expenditures and investments	$57	97
Change in capital expenditure accruals	(4)	(33)
Total capital expenditures and investments	$53	64
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Three Months Ended March 31
	2017	2016
Capital Expenditures and Investments
Capital expenditures and investments attributable to the Partnership	$53	33
Capital expenditures attributable to Predecessors*	—	31
Total capital expenditures and investments*	$53	64
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Three Months Ended March 31
	2017	2016
Other Noncash Investing and Financing Activities
Certain liabilities of acquired assets retained by Phillips 66(1)	$—	34
(1)Certain liabilities of assets acquired from Phillips 66 were retained by Phillips 66, pursuant to the terms of various agreements under which we acquired those assets. See Note 10—Contingencies for additional information on excluded liabilities associated with acquisitions from Phillips 66.

Note 12—Related Party Transactions

Commercial Agreements
We have entered into multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation service agreement and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring, fractionation and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil, NGL and refined petroleum products or minimum monthly service fees. Under our transportation and terminaling services agreements, if Phillips 66 fails to transport, throughput or store its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement.

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

Amended Omnibus Agreement
The amended omnibus agreement addresses our payment of an annual operating and administrative support fee and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks.

Tax Sharing Agreement
We have entered into a tax sharing agreement with Phillips 66 pursuant to which we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 due to our results of operations being included in a combined or consolidated tax return filed by Phillips 66. The amount of any such reimbursement will be limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with Phillips 66. Phillips 66 may use its tax attributes to cause its combined or consolidated group to owe no tax. We would nevertheless reimburse Phillips 66 for the tax we would have owed, even though Phillips 66 had no cash expense for that period.

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016*

Operating and maintenance expenses	$28	25
General and administrative expenses	15	14
Interest and debt expense	—	1
Total	$43	40
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

Note 13—New Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the screen is not met, then the amendment requires that, to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. ASU No. 2014-09 was further amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting

Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and in December 2016 by the provisions of ASU No. 2016-20, “Technical Corrections to Topic 606, Revenue from Contracts with Customers.” As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments and revenue generated by lease arrangements. Based on our analysis to-date, we have not identified any material impact on our financial statements, other than disclosure.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context. References to our “General Partner” refer to Phillips 66 Partners GP LLC, and references to Phillips 66 PDI refer to Phillips 66 Project Development Inc., the Phillips 66 subsidiary that holds a limited partner interest in us.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three-month period ended March 31, 2017, is based on a comparison with the corresponding period of 2016.

	Millions of Dollars
	Three Months Ended March 31
	2017	2016*
Revenues and Other Income
Operating revenues—related parties	$184	171
Operating revenues—third parties	10	8
Equity in earnings of affiliates	33	25
Other income	7	—
Total revenues and other income	234	204

Costs and Expenses
Operating and maintenance expenses	62	50
Depreciation	26	23
General and administrative expenses	16	17
Taxes other than income taxes	9	10
Interest and debt expense	24	10
Total costs and expenses	137	110
Income before income taxes	97	94
Provision for income taxes	—	—
Net income	97	94
Less: Net income attributable to Predecessors	—	42
Net income attributable to the Partnership	97	52
Less: General partner’s interest in net income attributable to the Partnership	32	16
Limited partners’ interest in net income attributable to the Partnership	$65	36

Net cash provided by operating activities	$139	111

Adjusted EBITDA	$155	74

Distributable cash flow	$124	64
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended March 31
	2017	2016
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil*	940	1,025
Refined products and NGL*	935	801
Total	1,875	1,826

Selected Joint Venture Pipelines(2)
NGL	354	306

Terminals
Terminaling throughput and storage volumes(3)
Crude oil*(4)	485	502
Refined products and NGL*	898	784
Total	1,383	1,286

Revenue Per Barrel (dollars)
Average pipeline revenue per barrel(5)	$0.63	0.61
Average terminaling and storage revenue per barrel	0.41	0.42
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
(1) Represents the sum of volumes transported through each separately tariffed pipeline segment.
(2) Total pipeline system throughput volumes for the Sand Hills and Southern Hills pipelines (100 percent basis) per day for each period presented.
(3) Terminal throughput and storage volumes include leased capacity converted to a MBD-equivalent based on capacity divided by days in the period.
(4) Crude oil terminals include Bayway and Ferndale rail rack volumes.
(5) Excludes equity affiliates.

The following tables present reconciliations of EBITDA and adjusted EBITDA to net income and EBITDA and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended March 31
	2017	2016*
Reconciliation to Net Income
Net income	$97	94
Plus:
Depreciation	26	23
Net interest expense	24	10
EBITDA	147	127
Plus:
Distributions in excess of equity earnings	4	4
Expenses indemnified by Phillips 66	3	—
Transaction costs associated with acquisitions	1	1
Less:
EBITDA attributable to Predecessors	—	58
Adjusted EBITDA	155	74
Plus:
Deferred revenue impacts**	4	1
Less:
Net interest expense	24	10
Maintenance capital expenditures	11	1
Distributable cash flow	$124	64
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.

	Millions of Dollars
	Three Months Ended March 31
	2017	2016*
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$139	111
Plus:
Net interest expense	24	10
Changes in working capital	(17)	13
Undistributed equity earnings	4	(1)
Other	(3)	(6)
EBITDA	147	127
Plus:
Distributions in excess of equity earnings	4	4
Expenses indemnified by Phillips 66	3	—
Transaction costs associated with acquisitions	1	1
Less:
EBITDA attributable to Predecessors	—	58
Adjusted EBITDA	155	74
Plus:
Deferred revenue impacts†	4	1
Less:
Net interest expense	24	10
Maintenance capital expenditures	11	1
Distributable cash flow	$124	64
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

Detail on these transportation-based deferred revenues follows:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Deferred revenues—beginning of period	$12	4
Quarterly deficiency payments(1)	5	2
Quarterly deficiency make-up/expirations(2)	(1)	(1)
Deferred revenues—end of period	$16	5
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

Operating revenues increased $15 million, or 8 percent, in the first quarter of 2017. The increase was primarily attributable to additional revenues from the acquisition of the River Parish NGL System in November 2016 and from additional storage capacity coming online at Clemens Caverns.

Equity in earnings of affiliates increased $8 million, or 32 percent, in the first quarter of 2017. The increase was primarily attributable to higher earnings from our investments in Explorer Pipeline Company (Explorer) and DCP Sand Hills Pipeline, LLC (Sand Hills), primarily due to higher volumes. In addition, the increase in the three-month period of 2017 also reflected earnings from Bayou Bridge Pipeline, LLC (Bayou Bridge), which began operations in April 2016, and STACK Pipeline LLC (STACK), which was acquired in August 2016.

Other income increased $7 million in the first quarter of 2017. The increase was primarily due to receiving tax-related contractual make-whole payments associated with the transfer of a co-venturer’s interests in Sand Hills and DCP Southern Hills Pipeline, LLC (Southern Hills) to DCP Midstream, LP.

Operating and maintenance expenses increased $12 million, or 24 percent, in the first quarter of 2017. The increase was primarily due to costs related to the Paradis Pipeline Station incident and increased maintenance activity.

Depreciation increased $3 million, or 13 percent, in the first quarter of 2017. The increase was mainly attributable to the acquisition of the River Parish NGL System in November 2016 and additional storage capacity coming online at the Clemens Caverns.

Interest and debt expense increased $14 million in the first quarter of 2017, due to a higher average debt principal balance as a result of the issuance of $1,125 million in aggregate principal amount of senior notes in October 2016.

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

Operating Activities
We generated $139 million in cash from operations during the first three months of 2017, an improvement over cash from operations of $111 million for the corresponding period of 2016. The improvement was mainly driven by working capital impacts.

Revolving Credit Facility
At March 31, 2017, and December 31, 2016, we had an aggregate of $157 million and $210 million borrowed and outstanding under our $750 million revolving credit facility, respectively.

ATM Program
In June 2016, we filed a prospectus supplement to our shelf registration statement for our continuous offering program that became effective with the U.S. Securities and Exchange Commission (SEC) in May 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). For the three months ended March 31, 2017, on a settlement date basis, we issued 744,968 common units under the ATM Program, which generated net proceeds of $40 million. Since inception through March 31, 2017, we have issued an aggregate of 1,091,120 common units under our ATM Program, generating net proceeds of $58 million, after broker commissions of $1 million. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Issuance of common units under the ATM Program can reduce our General Partner’s interest to under 2 percent. We expect the General Partner’s interest to be periodically restored to 2 percent in connection with dropdown transactions or through direct equity contributions. However, these future contributions from our General Partner cannot be assured. At March 31, 2017, our General Partner’s interest was slightly less than 2 percent.

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

Capital Requirements

Capital Expenditures and Investments
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational requirements of our wholly owned and joint venture entities. Our capital requirements consist of maintenance and expansion capital expenditures, as well as contributions to our joint ventures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or other capital expenditures that are incurred in maintaining existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the first three months of 2017 and 2016 were:

	Millions of Dollars
	Three Months Ended March 31
	2017	2016

Capital expenditures and investments attributable to the Partnership
Expansion	$42	32
Maintenance	11	1
Total	53	33
Capital expenditures attributable to Predecessors*	—	31
Total capital expenditures and investments	$53	64
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first three months of 2017 were $53 million, primarily associated with the following activities:

•	Continued progress on the Bayou Bridge pipeline segment from Lake Charles, Louisiana, to St. James, Louisiana.

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Contributions to STACK to extend the origination point of its pipeline system to access additional area producers and increase capacity.

•	Various upgrades and replacements on our assets.

Cash Distribution
On April 19, 2017, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.586 per common unit which, combined with distributions to our General Partner, will result in a total distribution of $95 million, payable on May 12, 2017, to unitholders of record as of May 1, 2017.

Cash distributions will be made to our General Partner in respect of its general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on April 19, 2017, our General Partner will receive 33 percent of the first-quarter 2017 cash distributions in respect of its general partner interest and its ownership of all IDRs.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2017, and December 31, 2016, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Paradis Pipeline Station Incident
On February 9, 2017, a fire occurred at the Paradis Pipeline Station on the River Parish NGL System.  There was one Phillips 66 employee fatality in the fire.  Based on our assessment, which is ongoing, we do not currently expect the incident to have a material impact on our results of operations.

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

NEW ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction does not involve the acquisition of a business. If the screen is not met, then the amendment requires that, to be considered a business, the operation must include at a minimum an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendments should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under the previous accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases in the previous lease guidance. Under the new standard, recognition of assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The new standard converged guidance on recognizing revenues in contracts with customers under GAAP and International Financial Reporting Standards. This ASU is intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. Retrospective or modified retrospective application of the accounting standard is required. ASU No. 2014-09 was further amended in March 2016 by the provisions of ASU No. 2016-08, “Principal versus Agent Considerations (Reporting

Revenue Gross versus Net),” in April 2016 by the provisions of ASU No. 2016-10, “Identifying Performance Obligations and Licensing,” in May 2016 by the provisions of ASU No. 2016-12, “Narrow-Scope Improvements and Practical Expedients,” and in December 2016 by the provisions of ASU No. 2016-20, “Technical Corrections to Topic 606, Revenue from Contracts with Customers.” As part of our assessment work-to-date, we have formed an implementation work team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments and revenue generated by lease arrangements. Based on our analysis to-date, we have not identified any material impact on our financial statements, other than disclosure.

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

•	Inability to timely obtain or maintain permits, including those necessary for capital projects; comply with government regulations; or make capital expenditures required to maintain compliance.

•	Failure to timely complete construction of announced and future capital projects.

•	The operation, financing and distribution decisions of our joint ventures.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, railcars and other means of delivering and transporting crude oil, NGL and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K filed with the SEC on February 17, 2017.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2017, did not differ materially from that disclosed under Item 7A of our 2016 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2017, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any reportable litigation or governmental or other proceeding, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, that we believe will have a material adverse impact on our consolidated financial position.  In addition, as discussed in Note 10—Contingencies, in the Notes to Consolidated Financial Statements, under our amended omnibus agreement, Phillips 66 indemnifies us or assumes responsibility for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K.

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

May 5, 2017