Form 10-Q
period 2017-06-30
PHILLIPS 66 PARTNERS LP
filed 2017-08-01
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016*	2017	2016*
Revenues and Other Income
Operating revenues—related parties	$186	182	370	353
Operating revenues—third parties	11	7	21	15
Equity in earnings of affiliates	37	30	70	55
Other income	—	—	7	—
Total revenues and other income	234	219	468	423

Costs and Expenses
Operating and maintenance expenses	57	58	119	108
Depreciation	26	23	52	46
General and administrative expenses	16	16	32	33
Taxes other than income taxes	7	10	16	20
Interest and debt expense	24	11	48	21
Total costs and expenses	130	118	267	228
Income before income taxes	104	101	201	195
Provision for income taxes	1	1	1	1
Net income	103	100	200	194
Less: Net income attributable to Predecessors	—	32	—	74
Net income attributable to the Partnership	103	68	200	120
Less: General partner’s interest in net income attributable to the Partnership	37	21	69	37
Limited partners’ interest in net income attributable to the Partnership	$66	47	131	83

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)	$0.61	0.51	1.21	0.96

Cash Distributions Paid Per Limited Partner Unit (dollars)	$0.586	0.481	1.144	0.939

Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	45,142	31,397	44,253	27,768
Common units—Phillips 66	64,047	59,562	64,047	59,026
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016*	2017	2016*

Net Income	$103	100	200	194
Defined benefit plans
Plan sponsored by equity affiliate, net of tax	—	—	—	1
Other comprehensive income	—	—	—	1
Comprehensive Income	$103	100	200	195
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	June 30 2017	December 31 2016
Assets
Cash and cash equivalents	$1	2
Accounts receivable—related parties	72	76
Accounts receivable—third parties	4	7
Materials and supplies	12	11
Prepaid expenses	5	4
Total current assets	94	100
Equity investments	1,212	1,142
Net properties, plants and equipment	2,670	2,675
Goodwill	185	185
Deferred rentals—related parties	5	5
Other assets	2	2
Total Assets	$4,168	4,109

Liabilities
Accounts payable—related parties	$14	12
Accounts payable—third parties	27	31
Accrued property and other taxes	15	10
Accrued interest	27	26
Short-term debt	25	15
Deferred revenues—related parties	24	14
Other current liabilities	1	3
Total current liabilities	133	111
Long-term debt	2,227	2,396
Asset retirement obligations	10	9
Accrued environmental costs	2	2
Deferred income taxes	2	2
Deferred revenues and other—related parties—long-term	23	23
Total Liabilities	2,397	2,543

Equity
Common unitholders—public (2017—46,458,478 units issued and outstanding; 2016—43,134,902 units issued and outstanding)	1,970	1,795
Common unitholder—Phillips 66 (2017 and 2016—64,047,024 units issued and outstanding)	480	476
General partner—Phillips 66 (2017 and 2016—2,187,386 units issued and outstanding)	(678)	(704)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	1,771	1,566
Total Liabilities and Equity	$4,168	4,109
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	2017	2016*
Cash Flows From Operating Activities
Net income	$200	194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	52	46
Adjustment to equity earnings for cash distributions received	2	(1)
Deferred revenues and other—long-term	—	9
Other	5	3
Working capital adjustments
Decrease (increase) in accounts receivable	6	(14)
Decrease (increase) in materials and supplies	(1)	(1)
Decrease (increase) in prepaid expenses and other current assets	(1)	(2)
Increase (decrease) in accounts payable	(2)	7
Increase (decrease) in accrued interest	1	(5)
Increase (decrease) in deferred revenues	10	2
Increase (decrease) in other accruals	(2)	5
Net Cash Provided by Operating Activities	270	243

Cash Flows From Investing Activities
Cash capital expenditures and investments	(128)	(174)
Return of investment from equity affiliates	17	7
Net Cash Used in Investing Activities	(111)	(167)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	—	60
Acquisition of noncontrolling interest in Sweeny Frac LLC	—	(656)
Issuance of debt	1,103	178
Repayment of debt	(1,263)	(234)
Issuance of common units	171	669
Quarterly distributions to common unitholders—public	(50)	(23)
Quarterly distributions to common unitholder—Phillips 66	(73)	(55)
Quarterly distributions to General Partner—Phillips 66	(60)	(29)
Other cash contributions from Phillips 66	12	—
Net Cash Used in Financing Activities	(160)	(90)

Net Change in Cash and Cash Equivalents	(1)	(14)
Cash and cash equivalents at beginning of period	2	50
Cash and Cash Equivalents at End of Period	$1	36
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total

December 31, 2015	$809	233	(650)	(2)	1,054	1,444
Net income attributable to Predecessors	—	—	—	—	74	74
Net contributions from Phillips 66—Predecessors	—	—	—	—	104	104
Issuance of common units	669	—	—	—	—	669
Allocation of net investment to unitholders	—	233	33	—	(266)	—
Net income attributable to the Partnership	29	54	37	—	—	120
Other comprehensive income	—	—	—	1	—	1
Quarterly cash distributions to unitholders and General Partner	(23)	(55)	(29)	—	—	(107)
Other contributions from Phillips 66	—	—	4	—	—	4
June 30, 2016*	$1,484	465	(605)	(1)	966	2,309

December 31, 2016	$1,795	476	(704)	(1)	—	1,566
Issuance of common units	171	—	—	—	—	171
Net income attributable to the Partnership	54	77	69	—	—	200
Quarterly cash distributions to unitholders and General Partner	(50)	(73)	(60)	—	—	(183)
Other contributions from Phillips 66	—	—	17	—	—	17
June 30, 2017	$1,970	480	(678)	(1)	—	1,771
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2015	24,138,750	58,349,042	1,683,425	84,171,217
Units issued in public equity offerings	12,912,858	—	—	12,912,858
Units issued associated with acquisitions	—	1,813,745	295,178	2,108,923
June 30, 2016	37,051,608	60,162,787	1,978,603	99,192,998

December 31, 2016	43,134,902	64,047,024	2,187,386	109,369,312
Units issued in public equity offerings	3,323,576	—	—	3,323,576
June 30, 2017	46,458,478	64,047,024	2,187,386	112,692,888
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionator. We conduct our operations through both wholly owned and joint-venture operations. The majority of our wholly owned assets are associated with, and integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

We primarily generate revenue by providing fee-based transportation, terminaling, storage and NGL fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling NGL, refined petroleum products and crude oil. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2016 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2017, are not necessarily indicative of the results to be expected for the full year.

Note 3—Changes in Accounting Principles

Effective January 1, 2017, we early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the second step from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to that reporting unit. This ASU is applied prospectively to goodwill impairment tests performed on or after January 1, 2017.

Effective January 1, 2017, we early adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The new update changes the classification and presentation of restricted cash in the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Adoption of this ASU on a retrospective basis did not impact our financial statements.

Effective January 1, 2017, we early adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new update clarifies the treatment of several cash flow categories. In addition, the new update clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Adoption of this ASU on a retrospective basis did not have a material impact on our financial statements.

Note 4—Acquisitions

River Parish Acquisition
In November 2016, we acquired the River Parish NGL System, a third party’s NGL logistics assets located in southeast Louisiana, consisting of pipelines and storage caverns connecting multiple fractionation facilities, refineries and a petrochemical facility. At the acquisition date, we recorded $183 million of PP&E and $3 million of goodwill. Our acquisition accounting was finalized during the first quarter of 2017, with no change to the provisional amounts recorded in 2016.

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

Eagle Acquisition
In October 2016, we entered into a CCAA with subsidiaries of Phillips 66 to acquire certain pipeline and terminal assets supporting four Phillips 66-operated refineries (the Eagle Acquisition). We paid Phillips 66 total consideration of $1,305 million, consisting of $1,109 million in cash and the issuance of 3,884,237 common units to Phillips 66 PDI and 208,783 general partner units to our General Partner to maintain its 2 percent general partner interest. The Eagle Acquisition closed in October 2016.

The following tables present our previously reported results of operations and cash flows giving effect to the Eagle Acquisition. The results of operations and cash flows of the Initial Fractionator Acquisition and Subsequent Fractionator Acquisition are included in our previously reported consolidated statement of income and consolidated statement of cash flows for the periods presented, within the first column. The second column in all tables presents the retrospective adjustments made to our historical financial information for the related acquired assets prior to the effective date of acquisition. The third column in all tables presents our consolidated financial information as retrospectively adjusted.

	Millions of Dollars
	Three Months Ended June 30, 2016
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Eagle Assets Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$108	74	182
Operating revenues—third parties	2	5	7
Equity in earnings of affiliates	30	—	30
Total revenues and other income	140	79	219

Costs and Expenses
Operating and maintenance expenses	27	31	58
Depreciation	15	8	23
General and administrative expenses	8	8	16
Taxes other than income taxes	5	5	10
Interest and debt expense	11	—	11
Total costs and expenses	66	52	118
Income before income taxes	74	27	101
Provision for income taxes	1	—	1
Net income	73	27	100
Less: Net income attributable to Predecessors	5	27	32
Net income attributable to the Partnership	68	—	68
Less: General partner’s interest in net income attributable to the Partnership	21	—	21
Limited partners’ interest in net income attributable to the Partnership	$47	—	47

	Millions of Dollars
	Six Months Ended June 30, 2016
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Eagle Assets Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$207	146	353
Operating revenues—third parties	4	11	15
Equity in earnings of affiliates	55	—	55
Total revenues and other income	266	157	423

Costs and Expenses
Operating and maintenance expenses	50	58	108
Depreciation	29	17	46
General and administrative expenses	17	16	33
Taxes other than income taxes	10	10	20
Interest and debt expense	21	—	21
Total costs and expenses	127	101	228
Income before income taxes	139	56	195
Provision for income taxes	1	—	1
Net income	138	56	194
Less: Net income attributable to Predecessors	18	56	74
Net income attributable to the Partnership	120	—	120
Less: General partner’s interest in net income attributable to the Partnership	37	—	37
Limited partners’ interest in net income attributable to the Partnership	$83	—	83

	Millions of Dollars
	Six Months Ended June 30, 2016
	Phillips 66 Partners LP (As previously reported)	Acquired Eagle Assets Predecessor	Consolidated Results
Cash Flows From Operating Activities
Net income	$138	56	194
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	29	17	46
Adjustment to equity earnings for cash distributions received	(1)	—	(1)
Deferred revenues and other—long-term	8	1	9
Other	4	(1)	3
Working capital adjustments
Decrease (increase) in accounts receivable	(15)	1	(14)
Decrease (increase) in materials and supplies	(1)	—	(1)
Decrease (increase) in prepaid expenses and other current assets	(1)	(1)	(2)
Increase (decrease) in accounts payable	4	3	7
Increase (decrease) in accrued interest	(5)	—	(5)
Increase (decrease) in deferred revenues	2	—	2
Increase (decrease) in other accruals	4	1	5
Net Cash Provided by Operating Activities	166	77	243

Cash Flows From Investing Activities
Cash capital expenditures and investments	(127)	(47)	(174)
Return of investment from equity affiliates	7	—	7
Net Cash Used in Investing Activities	(120)	(47)	(167)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	90	(30)	60
Acquisition of noncontrolling interest in Sweeny Frac LLC	(656)	—	(656)
Issuance of debt	178	—	178
Repayment of debt	(234)	—	(234)
Issuance of common units	669	—	669
Quarterly distributions to common unitholders—public	(23)	—	(23)
Quarterly distributions to common unitholder—Phillips 66	(55)	—	(55)
Quarterly distributions to General Partner—Phillips 66	(29)	—	(29)
Net Cash Used in Financing Activities	(60)	(30)	(90)

Net Change in Cash and Cash Equivalents	(14)	—	(14)
Cash and cash equivalents at beginning of period	50	—	50
Cash and Cash Equivalents at End of Period	$36	—	36

Note 5—Equity Investments

The following table summarizes our equity investments.

		Millions of Dollars
	Percentage Ownership	Carrying Value
		June 30 2017	December 31 2016

DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34%	$466	445
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	210	212
Explorer Pipeline Company (Explorer)	21.94	124	126
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	62	72
Paradigm Pipeline LLC (Paradigm)	50.00	114	117
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	160	115
STACK Pipeline LLC (STACK)	50.00	76	55
Total equity investments		$1,212	1,142

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Sand Hills	$20	17	37	32
Southern Hills	7	7	14	14
Explorer	6	6	11	9
Phillips 66 Partners Terminal	1	—	3	—
Paradigm	—	—	(1)	—
Bayou Bridge	2	—	4	—
STACK	1	—	2	—
Total equity in earnings of affiliates	$37	30	70	55

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2017	December 31 2016

Land	$19	19
Buildings and improvements	84	88
Pipelines and related assets*	1,349	1,335
Terminals and related assets*	628	610
Rail racks and related assets*	137	137
Fractionator and related assets*	616	615
Caverns and related assets*	581	569
Construction-in-progress	33	27
Gross PP&E	3,447	3,400
Less: Accumulated depreciation	777	725
Net PP&E	$2,670	2,675
*Assets for which we are the lessor.

Note 7—Debt

Debt at June 30, 2017, and December 31, 2016, was:

	Millions of Dollars
	June 30, 2017
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	300	—	300	300
3.605% Senior Notes due 2025	—	494	—	494	500
3.550% Senior Notes due 2026	—	485	—	485	500
4.680% Senior Notes due 2045	—	284	—	284	300
4.900% Senior Notes due 2046	—	616	—	616	625
Revolving credit facility at 2.34% at June 30, 2017	—	50	—	50	50
Total	$—	2,229	—	2,229	2,275
Net unamortized discounts and debt issuance costs					(23)
Total debt					2,252
Short-term debt					(25)
Long-term debt					$2,227
*Fair value was estimated using observable market prices.

	Millions of Dollars
	December 31, 2016
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	298	—	298	300
3.605% Senior Notes due 2025	—	490	—	490	500
3.550% Senior Notes due 2026	—	483	—	483	500
4.680% Senior Notes due 2045	—	277	—	277	300
4.900% Senior Notes due 2046	—	599	—	599	625
Revolving credit facility at 1.98% at December 31, 2016	—	210	—	210	210
Total	$—	2,357	—	2,357	2,435
Net unamortized discounts and debt issuance costs					(24)
Total debt					2,411
Short-term debt					(15)
Long-term debt					$2,396
*Fair value was estimated using observable market prices.

Revolving Credit Facility
At June 30, 2017, and December 31, 2016, we had an aggregate of $50 million and $210 million, respectively, borrowed and outstanding under our $750 million revolving credit facility.

Note 8—Equity

ATM Program
In June 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission in May 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). For the three and six months ended June 30, 2017, on a settlement date basis, we issued 2,578,608 and 3,323,576 common units under the ATM Program, which generated net proceeds of $131 million and $171 million, respectively. For the three and six months ended June 30, 2016, on a settlement date basis, we issued 262,858 common units under our ATM Program, generating net proceeds of $14 million. Since inception through June 30, 2017, we have issued an aggregate of 3,669,728 common units under our ATM Program, generating net proceeds of $190 million, after broker commissions of $2 million. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Common Unit Offering
In May 2016, we completed a public offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit. We received proceeds (net of underwriting discounts and commissions) of $656 million from the offering. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Acquisitions for additional information.

Note 9—Net Income Per Limited Partner Unit

Net income per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to the Partnership by the weighted average number of common units outstanding for the period. The classes of participating securities as of June 30, 2017, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per limited partner unit are the same because we do not have potentially dilutive instruments outstanding.

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

When our financial statements are retrospectively adjusted after a dropdown transaction, the earnings of the acquired business, prior to the closing of the transaction, are allocated entirely to our General Partner and presented as net income (loss) attributable to Predecessors. The earnings per unit of our limited partners prior to the close of the transaction do not change as a result of a dropdown transaction. After the closing of a dropdown transaction, the earnings of the acquired business are allocated in accordance with our partnership agreement as previously described.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Net income attributable to the Partnership	$103	68	200	120
Less: General partner’s distribution declared (including IDRs)*	36	21	68	37
Limited partners’ distribution declared on common units*	68	49	131	89
Distributions less than (in excess of) net income attributable to the Partnership	$(1)	(2)	1	(6)
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
Three Months Ended June 30, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$36	68	104
Distribution less than (in excess of) net income attributable to the Partnership	1	(2)	(1)
Net income attributable to the Partnership	$37	66	103

Weighted average units outstanding—basic and diluted		109,189,217

Net income per limited partner unit—basic and diluted (dollars)		$0.61

Three Months Ended June 30, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$21	49	70
Distribution in excess of net income attributable to the Partnership	—	(2)	(2)
Net income attributable to the Partnership	$21	47	68

Weighted average units outstanding—basic and diluted		90,959,226

Net income per limited partner unit—basic and diluted (dollars)		$0.51

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
Six Months Ended June 30, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$68	131	199
Distribution less than net income attributable to the Partnership	1	—	1
Net income attributable to the Partnership	$69	131	200

Weighted average units outstanding—basic and diluted		108,299,570

Net income per limited partner unit—basic and diluted (dollars)		$1.21

Six Months Ended June 30, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$37	89	126
Distribution in excess of net income attributable to the Partnership	—	(6)	(6)
Net income attributable to the Partnership	$37	83	120

Weighted average units outstanding—basic and diluted		86,793,825

Net income per limited partner unit—basic and diluted (dollars)		$0.96

On July 19, 2017, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.615 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $104 million attributable to the second quarter of 2017. This distribution is payable August 11, 2017, to unitholders of record as of July 31, 2017.

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

At both June 30, 2017, and December 31, 2016, our total environmental accrual was $2 million. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2017, and December 31, 2016, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 11—Cash Flow Information

2016 Subsequent Fractionator Acquisition
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

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Six Months Ended June 30
	2017	2016*
Capital Expenditures and Investments
Cash capital expenditures and investments	$128	174
Change in capital expenditure accruals	—	(12)
Total capital expenditures and investments	$128	162
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Six Months Ended June 30
	2017	2016
Capital Expenditures and Investments
Capital expenditures and investments attributable to the Partnership	$128	95
Capital expenditures attributable to Predecessors*	—	67
Total capital expenditures and investments*	$128	162
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Six Months Ended June 30
	2017	2016
Other Noncash Investing and Financing Activities
Certain liabilities of acquired assets retained by Phillips 66(1)	$—	45
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

Amended Operational Services Agreement
Under our amended operational services agreement, we reimburse Phillips 66 for providing certain operational services to us in support of our pipelines and terminaling and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time.

Amended Omnibus Agreement
The amended omnibus agreement addresses our payment of an operating and administrative support fee and our obligation to reimburse Phillips 66 for all other direct or allocated costs and expenses incurred by Phillips 66 in providing general and administrative services. Additionally, the omnibus agreement addresses Phillips 66’s indemnification to us and our indemnification to Phillips 66 for certain environmental and other liabilities. Further, it addresses the granting of a license from Phillips 66 to us with respect to the use of certain Phillips 66 trademarks.

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

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016*	2017	2016*

Operating and maintenance expenses	$29	26	57	51
General and administrative expenses	14	13	29	27
Interest and debt expense	—	1	—	2
Total	$43	40	86	80
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $7 million. The operational and administrative support fee is for the provision of certain services, including: executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; corporate engineering services, including asset integrity and regulatory services; logistical services; asset oversight, such as operational management and supervision; business development services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services performed for our operations. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipelines, rail racks, fractionator, and terminaling and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gain/loss associated with volumes transported by Phillips 66.

Note 13—New Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction is not considered an acquisition of a business. If the screen is not met, then the amendment requires that, to be considered a business, the operation must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendment should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under current accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases under current guidance. Under the new standard, assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates issued are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. As part of our assessment work-to-date, we have formed an implementation team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments and revenue generated by lease arrangements. Based on our analysis to-date, we have not identified any material impact on our financial statements, other than disclosure.

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and terminals, and other transportation and midstream assets. Our common units trade on the New York Stock Exchange under the symbol PSXP.

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionator. We conduct our operations through both wholly owned and joint-venture operations. The majority of our wholly owned assets are associated with, and integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

We primarily generate revenue by providing fee-based transportation, terminaling, storage and NGL fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling NGL, refined petroleum products and crude oil. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil, refined petroleum products and NGL that we handle in our pipeline, terminal, rail rack, storage and NGL fractionator systems. In addition, our equity affiliates generate revenue from transporting and terminaling NGL, crude oil and refined petroleum products. These volumes are primarily affected by the supply of, and demand for, NGL, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under many of our commercial agreements.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repair and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during that period. Although we seek to manage our maintenance expenditures on our facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is regularly performed.

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

Adjusted EBITDA is the EBITDA directly attributable to the Partnership after deducting the EBITDA attributable to our Predecessors, further adjusted for:

•	The difference between cash distributions received and equity earnings from our affiliates;

•	Transaction costs associated with acquisitions; and

•	Certain other noncash items, including expenses indemnified by Phillips 66.
Distributable cash flow is defined as adjusted EBITDA less net interest expense, maintenance capital expenditures and income taxes paid, plus adjustments for deferred revenue impacts and prefunded maintenance capital expenditures.

EBITDA, adjusted EBITDA and distributable cash flow are not presentations made in accordance with accounting principles generally accepted (GAAP) in the United States. EBITDA, adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management believes external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

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

Our throughput volumes primarily depend on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s owned or operated refineries with which our assets are integrated, which in turn are primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the cost of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. Throughput volumes of our equity affiliates primarily depend on upstream drilling activities, refinery performance and product supply and demand.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and six-month periods ended June 30, 2017, is based on a comparison with the respective corresponding periods of 2016.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016*	2017	2016*
Revenues and Other Income
Operating revenues—related parties	$186	182	370	353
Operating revenues—third parties	11	7	21	15
Equity in earnings of affiliates	37	30	70	55
Other income	—	—	7	—
Total revenues and other income	234	219	468	423

Costs and Expenses
Operating and maintenance expenses	57	58	119	108
Depreciation	26	23	52	46
General and administrative expenses	16	16	32	33
Taxes other than income taxes	7	10	16	20
Interest and debt expense	24	11	48	21
Total costs and expenses	130	118	267	228
Income before income taxes	104	101	201	195
Provision for income taxes	1	1	1	1
Net income	103	100	200	194
Less: Net income attributable to Predecessors	—	32	—	74
Net income attributable to the Partnership	103	68	200	120
Less: General partner’s interest in net income attributable to the Partnership	37	21	69	37
Limited partners’ interest in net income attributable to the Partnership	$66	47	131	83

Net cash provided by operating activities	$131	132	270	243

Adjusted EBITDA	$170	97	325	171

Distributable cash flow	$140	84	264	148
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil*	938	1,024	939	1,024
Refined products and NGL*	977	852	956	827
Total	1,915	1,876	1,895	1,851

Select Joint Venture Pipelines(2)
NGL	372	346	363	326

Terminals
Terminal throughput and storage volumes(3)
Crude oil*(4)	494	559	490	531
Refined products and NGL*	840	820	869	802
Total	1,334	1,379	1,359	1,333

Revenue Per Barrel (dollars)
Average pipeline revenue per barrel(5)	$0.61	0.61	0.62	0.61
Average terminaling and storage revenue per barrel	0.42	0.40	0.42	0.41
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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016*	2017	2016*
Reconciliation to Net Income
Net income	$103	100	200	194
Plus:
Depreciation	26	23	52	46
Net interest expense	24	11	48	21
Provision for income taxes	1	1	1	1
EBITDA	154	135	301	262
Plus:
Distributions in excess of equity earnings	16	2	20	6
Expenses indemnified by Phillips 66	—	4	3	4
Transaction costs associated with acquisitions	—	1	1	2
Less:
EBITDA attributable to Predecessors	—	45	—	103
Adjusted EBITDA	170	97	325	171
Plus:
Deferred revenue impacts**	4	2	8	3
Less:
Net interest expense	24	11	48	21
Maintenance capital expenditures	10	4	21	5
Distributable cash flow	$140	84	264	148
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016*	2017	2016*
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$131	132	270	243
Plus:
Net interest expense	24	11	48	21
Provision for income taxes	1	1	1	1
Changes in working capital	6	(5)	(11)	8
Adjustment to equity earnings for cash distributions received	(6)	2	(2)	1
Other	(2)	(6)	(5)	(12)
EBITDA	154	135	301	262
Plus:
Distributions in excess of equity earnings	16	2	20	6
Expenses indemnified by Phillips 66	—	4	3	4
Transaction costs associated with acquisitions	—	1	1	2
Less:
EBITDA attributable to Predecessors	—	45	—	103
Adjusted EBITDA	170	97	325	171
Plus:
Deferred revenue impacts**	4	2	8	3
Less:
Net interest expense	24	11	48	21
Maintenance capital expenditures	10	4	21	5
Distributable cash flow	$140	84	264	148
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.

Minimum Volume Commitments
Under certain of our transportation and terminal services agreements, if Phillips 66 fails to transport a minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. Payments made by Phillips 66 for these shortfall volumes are initially recorded as “Deferred revenues—related parties” on our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. The deferred revenue is recognized at the earlier of the quarter in which Phillips 66 makes up the shortfall volumes or the expiration of the period in which Phillips 66 is contractually allowed to make up the shortfall volumes.

Detail on these transportation- and terminal-based deferred revenues follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2017	2016	2017	2016

Deferred revenues—beginning of period	$16	5	12	4
Quarterly deficiency payments(1)	8	2	13	4
Quarterly deficiency make-up/expirations(2)	(3)	(2)	(4)	(3)
Deferred revenues—end of period	$21	5	21	5
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

Operating revenues increased $8 million, or 4 percent, and $23 million, or 6 percent, in the second quarter and the six-month period of 2017, respectively. The increases were primarily attributable to additional revenues from the River Parish NGL System acquired in November 2016 and from additional storage capacity coming online at Clemens Caverns. The increases were partially offset by lower throughput volumes on the Gold Line Products System due to maintenance at Phillips 66’s Borger refinery and lower throughput volumes on the Billings and Clifton Ridge systems as a result of turnaround activity at Phillips 66’s Billings and Lake Charles refineries.

Equity in earnings of affiliates increased $7 million, or 23 percent, and $15 million, or 27 percent, in the second quarter and the six-month period of 2017, respectively. The increases were primarily attributable to higher earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) and Explorer Pipeline Company (Explorer), primarily due to higher volumes. In addition, the increases also reflected earnings from Bayou Bridge Pipeline, LLC (Bayou Bridge), which began operations in April 2016, and STACK Pipeline LLC (STACK), which was acquired in August 2016.

Operating and maintenance expenses increased by $11 million, or 10 percent, in the six-month period of 2017. The increase was primarily due to operating expenses associated with the River Parish NGL System, which was acquired in November 2016.

Depreciation increased $3 million and $6 million in the second quarter and the six-month period of 2017, respectively. The increases were mainly attributable to the River Parish NGL System acquired in November 2016 and additional storage capacity coming online at Clemens Caverns.

Taxes other than income taxes decreased $3 million, or 30 percent, and $4 million, or 20 percent, in the second quarter and the six-month period of 2017, respectively, primarily due to a decrease in property taxes.

Interest and debt expense increased $13 million and $27 million in the second quarter and the six-month period of 2017, respectively, due to higher average debt principal balances as a result of the issuance of $1,125 million in aggregate principal amount of senior notes in October 2016.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Our sources of liquidity include cash generated from operations, borrowings from related parties and under our revolving credit facility, and issuances of additional debt and equity securities. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and our quarterly cash distributions.

Operating Activities
We generated $270 million in cash from operations during the first six months of 2017, an improvement over cash from operations of $243 million for the corresponding period of 2016. The improvement was mainly driven by working capital impacts.

Common Units
In May 2016, we completed a public offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests, at a price of $52.40 per common unit. We received proceeds (net of underwriting discounts and commissions) of $656 million from the offering (2016 Unit Offering). We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Acquisitions in the Notes to Consolidated Financial Statements for additional information.

ATM Program
In June 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission (SEC) in May 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, referred to as our ATM Program). For the three and six months ended June 30, 2017, on a settlement date basis, we issued 2,578,608 and 3,323,576 common units under the ATM Program, which generated net proceeds of $131 million and $171 million, respectively. For the three and six months ended June 30, 2016, on a settlement date basis, we issued 262,858 common units under our ATM Program, generating net proceeds of $14 million. Since inception through June 30, 2017, we have issued an aggregate of 3,669,728 common units under our ATM Program, generating net proceeds of $190 million, after broker commissions of $2 million. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Issuance of common units under the ATM Program can reduce our General Partner’s interest to under 2 percent. We expect the General Partner’s interest to be periodically restored to 2 percent in connection with dropdown transactions or through direct equity contributions. However, these future contributions from our General Partner cannot be assured. At June 30, 2017, our General Partner’s interest was slightly less than 2 percent.

Revolving Credit Facility
At June 30, 2017, and December 31, 2016, we had an aggregate of $50 million and $210 million, respectively, borrowed and outstanding under our $750 million revolving credit facility.

Note Payable
In May 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also in May 2016, using proceeds from the 2016 Unit Offering, we repaid two of the Subsequent Notes in their entirety and reduced the outstanding balance on the remaining Subsequent Note to $19 million, which was repaid in June 2016.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests, preferred units representing limited partner interests, and debt securities.

Off-Balance Sheet Arrangements
We have not entered into any transactions, agreements or other contractual arrangements that would result in off-balance sheet liabilities.

Capital Requirements

Capital Expenditures and Investments
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational requirements of our wholly owned and joint venture entities. Our capital requirements consist of maintenance and expansion capital expenditures, as well as contributions to our joint ventures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or to maintain existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the first six months of 2017 and 2016 were:

	Millions of Dollars
	Six Months Ended June 30
	2017	2016

Capital expenditures and investments attributable to the Partnership
Expansion	$107	90
Maintenance	21	5
Total	128	95
Capital expenditures attributable to Predecessors*	—	67
Total capital expenditures and investments	$128	162
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first six months of 2017 were $128 million, primarily associated with the following activities:

•	Contributions to Bayou Bridge to continue progress on its pipeline segment from Lake Charles, Louisiana, to St. James, Louisiana.

•	Contributions to STACK to extend the origination point of its pipeline system to access additional area producers and increase capacity.

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Reactivation and upgrading of various tanks at the Bayway Products System to facilitate additional storage and gasoline blending.

•	Various upgrades and replacements of assets.

Cash Distribution
On July 19, 2017, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.615 per common unit which, combined with distributions to our General Partner, will result in a total distribution of $104 million, payable on August 11, 2017, to unitholders of record as of July 31, 2017.

Cash distributions will be made to our General Partner in respect of its general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on July 19, 2017, our General Partner will receive 35 percent of the second-quarter 2017 cash distributions in respect of its general partner interest and its ownership of all IDRs.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2017, and December 31, 2016, we did not have any material accrued contingent liabilities associated with litigation matters.

Environmental
We are subject to extensive federal, state and local environmental laws and regulations. These requirements, which frequently change, regulate the discharge of materials into the environment or otherwise relate to protection of the environment. Compliance with these laws and regulations may require us to remediate environmental damage from any discharge of petroleum or chemical substances from our facilities or require us to install additional pollution control equipment at or on our facilities. Our failure to comply with these or any other environmental or safety-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of governmental orders that may subject us to additional operational constraints. Future expenditures may be required to comply with the Federal Clean Air Act and other federal, state and local requirements in respect of our various sites, including our pipelines and storage assets. The impact of legislative and regulatory developments, if enacted or adopted, could result in increased compliance costs and additional operating restrictions on our business, each of which could have an adverse impact on our financial position, results of operations and liquidity.

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

Paradis Pipeline Station Incident
On February 9, 2017, a fire occurred at the Paradis Pipeline Station on the River Parish NGL System.  There was one Phillips 66 employee fatality and other workers injured.  We continue to cooperate with regulatory agencies investigating this incident. We do not currently expect claims related to this incident, individually or in the aggregate, to have a material impact on our results of operations.

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

NEW ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, “Business Combinations: Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction is not considered an acquisition of a business. If the screen is not met, then the amendment requires that, to be considered a business, the operation must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendment should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under current accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases under current guidance. Under the new standard, assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates issued are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. As part of our assessment work-to-date, we have formed an implementation team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments and revenue generated by lease arrangements. Based on our analysis to-date, we have not identified any material impact on our financial statements, other than disclosure.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2017, did not differ materially from that disclosed under Item 7A of our 2016 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2017, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any reportable litigation or governmental or other proceeding, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, that we believe will have a material adverse impact on our consolidated financial position.  In addition, as discussed in Note 10—Contingencies, in the Notes to Consolidated Financial Statements, under our amended omnibus agreement, and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 indemnifies us or assumes responsibility for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed under Item 1A of our 2016 Annual Report on Form 10-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1	Sixth Amendment to the Operational Services Agreement, dated as of November 17, 2016, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.

12	Computation of Ratio of Earnings to Fixed Charges.

31.1	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS	XBRL Instance Document.

101.SCH	XBRL Schema Document.

101.CAL	XBRL Calculation Linkbase Document.

101.LAB	XBRL Labels Linkbase Document.

101.PRE	XBRL Presentation Linkbase Document.

101.DEF	XBRL Definition Linkbase Document.

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

Date: August 1, 2017