Form 10-Q
period 2017-09-30
PHILLIPS 66 PARTNERS LP
filed 2017-10-27
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2017
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [ X ]
The registrant had 110,505,502 shares of common units outstanding as of September 30, 2017.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016*	2017	2016*
Revenues and Other Income
Operating revenues—related parties	$193	181	563	534
Operating revenues—third parties	11	7	32	22
Equity in earnings of affiliates	41	33	111	88
Other income	—	1	7	1
Total revenues and other income	245	222	713	645

Costs and Expenses
Operating and maintenance expenses	69	54	188	162
Depreciation	30	25	82	71
General and administrative expenses	16	17	48	50
Taxes other than income taxes	7	4	23	24
Interest and debt expense	23	10	71	31
Other expenses	1	—	1	—
Total costs and expenses	146	110	413	338
Income before income taxes	99	112	300	307
Provision for income taxes	—	—	1	1
Net income	99	112	299	306
Less: Net income attributable to Predecessors	—	29	—	103
Net income attributable to the Partnership	99	83	299	203
Less: General partner’s interest in net income attributable to the Partnership	43	26	112	63
Limited partners’ interest in net income attributable to the Partnership	$56	57	187	140

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)	$0.51	0.57	1.72	1.53

Cash Distributions Paid Per Limited Partner Unit (dollars)	$0.615	0.505	1.759	1.444

Weighted-Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—public	46,459	40,392	44,996	32,007
Common units—Phillips 66	64,047	60,163	64,047	59,408
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016*	2017	2016*

Net Income	$99	112	299	306
Defined benefit plans
Plan sponsored by equity affiliate, net of tax	—	—	—	1
Other comprehensive income	—	—	—	1
Comprehensive Income	$99	112	299	307
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2017	December 31 2016
Assets
Cash and cash equivalents	$2	2
Accounts receivable—related parties	66	76
Accounts receivable—third parties	4	7
Materials and supplies	12	11
Prepaid expenses	3	4
Total current assets	87	100
Equity investments	1,265	1,142
Net properties, plants and equipment	2,675	2,675
Goodwill	185	185
Deferred rentals and other	7	7
Total Assets	$4,219	4,109

Liabilities
Accounts payable—related parties	$10	12
Accounts payable—third parties	31	31
Accrued property and other taxes	21	10
Accrued interest	29	26
Short-term debt	17	15
Deferred revenues	25	14
Other current liabilities	2	3
Total current liabilities	135	111
Long-term debt	2,273	2,396
Asset retirement obligations	10	9
Accrued environmental costs	2	2
Deferred income taxes	3	2
Deferred revenues and other	21	23
Total Liabilities	2,444	2,543

Equity
Common unitholders—public (2017—46,458,478 units issued and outstanding; 2016—43,134,902 units issued and outstanding)	1,966	1,795
Common unitholder—Phillips 66 (2017 and 2016—64,047,024 units issued and outstanding)	472	476
General partner—Phillips 66 (2017 and 2016—2,187,386 units issued and outstanding)	(662)	(704)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	1,775	1,566
Total Liabilities and Equity	$4,219	4,109
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2017	2016*
Cash Flows From Operating Activities
Net income	$299	306
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	82	71
Deferred taxes	1	1
Adjustment to equity earnings for cash distributions received	2	(4)
Deferred revenues and other	(2)	9
Other	9	4
Working capital adjustments
Decrease (increase) in accounts receivable	13	(15)
Decrease (increase) in materials and supplies	(1)	(1)
Decrease (increase) in prepaid expenses and other current assets	1	(2)
Increase (decrease) in accounts payable	—	7
Increase (decrease) in accrued interest	3	(17)
Increase (decrease) in deferred revenues	11	5
Increase (decrease) in other accruals	4	7
Net Cash Provided by Operating Activities	422	371

Cash Flows From Investing Activities
Cash capital expenditures and investments	(227)	(321)
Return of investment from equity affiliates	28	10
Other	—	(24)
Net Cash Used in Investing Activities	(199)	(335)

Cash Flows From Financing Activities
Net contributions from Phillips 66 to Predecessors	—	41
Acquisition of noncontrolling interest in Sweeny Frac LLC	—	(656)
Issuance of debt	1,383	428
Repayment of debt	(1,506)	(686)
Issuance of common units	171	972
Quarterly distributions to common unitholders—public	(78)	(41)
Quarterly distributions to common unitholder—Phillips 66	(113)	(86)
Quarterly distributions to General Partner—Phillips 66	(96)	(50)
Other cash contributions from Phillips 66	16	11
Net Cash Used in Financing Activities	(223)	(67)

Net Change in Cash and Cash Equivalents	—	(31)
Cash and cash equivalents at beginning of period	2	50
Cash and Cash Equivalents at End of Period	$2	19
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total

December 31, 2015	$809	233	(650)	(2)	1,054	1,444
Net income attributable to Predecessors	—	—	—	—	103	103
Net contributions from Phillips 66—Predecessors	—	—	—	—	88	88
Issuance of common units	971	—	—	—	—	971
Allocation of net investment to unitholders	—	233	33	—	(266)	—
Net income attributable to the Partnership	51	89	63	—	—	203
Other comprehensive income	—	—	—	1	—	1
Quarterly cash distributions to unitholders and General Partner	(41)	(86)	(50)	—	—	(177)
Other contributions from Phillips 66	—	—	4	—	—	4
September 30, 2016*	$1,790	469	(600)	(1)	979	2,637

December 31, 2016	$1,795	476	(704)	(1)	—	1,566
Issuance of common units	171	—	—	—	—	171
Net income attributable to the Partnership	78	109	112	—	—	299
Quarterly cash distributions to unitholders and General Partner	(78)	(113)	(96)	—	—	(287)
Other contributions from Phillips 66	—	—	26	—	—	26
September 30, 2017	$1,966	472	(662)	(1)	—	1,775
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2015	24,138,750	58,349,042	1,683,425	84,171,217
Units issued in public equity offerings	18,996,152	—	—	18,996,152
Units issued associated with acquisitions	—	1,813,745	295,178	2,108,923
September 30, 2016	43,134,902	60,162,787	1,978,603	105,276,292

December 31, 2016	43,134,902	64,047,024	2,187,386	109,369,312
Units issued in public equity offerings	3,323,576	—	—	3,323,576
September 30, 2017	46,458,478	64,047,024	2,187,386	112,692,888
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Our assets consist of crude oil, refined petroleum products and NGL transportation, processing, terminaling and storage systems, as well as an NGL fractionator. We conduct our operations through both wholly owned and joint-venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

We primarily generate revenue by providing fee-based transportation, processing, terminaling, storage and NGL fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling NGL, refined petroleum products and crude oil. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

All intercompany transactions and accounts of our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including operational support services such as engineering and logistics and allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement. These allocations were based primarily on relative carrying values of properties, plants and equipment (PP&E) and equity-method investments, or number of terminals and pipeline miles, and secondarily on activity-based cost allocations. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2016 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2017, are not necessarily indicative of the results to be expected for the full year.

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

Effective January 1, 2017, we early adopted ASU No. 2016-15, “Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments.” The new update clarifies how certain cash receipts and cash payments should be presented and classified in the statement of cash flows. In addition, the new update clarifies that when cash receipts and cash payments have aspects of more than one class of cash flows and cannot be separated, classification will depend on the predominant source or use. Adoption of this ASU on a retrospective basis did not have a material impact on our financial statements.

Note 4—Acquisitions

River Parish Acquisition
In November 2016, we acquired the River Parish NGL System, a non-affiliated party’s NGL logistics assets located in southeast Louisiana, consisting of pipelines and storage caverns connecting multiple fractionation facilities, refineries and a petrochemical facility. At the acquisition date, we recorded $183 million of PP&E and $3 million of goodwill. Our acquisition accounting was finalized during the first quarter of 2017, with no change to the provisional amounts recorded in 2016.

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

	Millions of Dollars
	Three Months Ended September 30, 2016
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Eagle Assets Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$108	73	181
Operating revenues—third parties	2	5	7
Equity in earnings of affiliates	33	—	33
Other income	1	—	1
Total revenues and other income	144	78	222

Costs and Expenses
Operating and maintenance expenses	26	28	54
Depreciation	15	10	25
General and administrative expenses	9	8	17
Taxes other than income taxes	1	3	4
Interest and debt expense	10	—	10
Total costs and expenses	61	49	110
Income before income taxes	83	29	112
Provision for income taxes	—	—	—
Net income	83	29	112
Less: Net income attributable to Predecessors	—	29	29
Net income attributable to the Partnership	83	—	83
Less: General partner’s interest in net income attributable to the Partnership	26	—	26
Limited partners’ interest in net income attributable to the Partnership	$57	—	57

	Millions of Dollars
	Nine Months Ended September 30, 2016
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Eagle Assets Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$315	219	534
Operating revenues—third parties	6	16	22
Equity in earnings of affiliates	88	—	88
Other income	1	—	1
Total revenues and other income	410	235	645

Costs and Expenses
Operating and maintenance expenses	76	86	162
Depreciation	44	27	71
General and administrative expenses	26	24	50
Taxes other than income taxes	11	13	24
Interest and debt expense	31	—	31
Total costs and expenses	188	150	338
Income before income taxes	222	85	307
Provision for income taxes	1	—	1
Net income	221	85	306
Less: Net income attributable to Predecessors	18	85	103
Net income attributable to the Partnership	203	—	203
Less: General partner’s interest in net income attributable to the Partnership	63	—	63
Limited partners’ interest in net income attributable to the Partnership	$140	—	140

	Millions of Dollars
	Nine Months Ended September 30, 2016
	Phillips 66 Partners LP (As previously reported)	Acquired Eagle Assets Predecessor	Consolidated Results
Cash Flows From Operating Activities
Net income	$221	85	306
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	44	27	71
Deferred taxes	1	—	1
Adjustment to equity earnings for cash distributions received	(4)	—	(4)
Deferred revenues and other	9	—	9
Other	4	—	4
Working capital adjustments
Decrease (increase) in accounts receivable	(16)	1	(15)
Decrease (increase) in materials and supplies	(1)	—	(1)
Decrease (increase) in prepaid expenses and other current assets	(2)	—	(2)
Increase (decrease) in accounts payable	4	3	7
Increase (decrease) in accrued interest	(17)	—	(17)
Increase (decrease) in deferred revenues	5	—	5
Increase (decrease) in other accruals	3	4	7
Net Cash Provided by Operating Activities	251	120	371

Cash Flows From Investing Activities
Cash capital expenditures and investments	(249)	(72)	(321)
Return of investment from equity affiliates	10	—	10
Other	(24)	—	(24)
Net Cash Used in Investing Activities	(263)	(72)	(335)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	89	(48)	41
Acquisition of noncontrolling interest in Sweeny Frac LLC	(656)	—	(656)
Issuance of debt	428	—	428
Repayment of debt	(686)	—	(686)
Issuance of common units	972	—	972
Quarterly distributions to common unitholders—public	(41)	—	(41)
Quarterly distributions to common unitholder—Phillips 66	(86)	—	(86)
Quarterly distributions to General Partner—Phillips 66	(50)	—	(50)
Other cash contributions from Phillips 66	11	—	11
Net Cash Used in Financing Activities	(19)	(48)	(67)

Net Change in Cash and Cash Equivalents	(31)	—	(31)
Cash and cash equivalents at beginning of period	50	—	50
Cash and Cash Equivalents at End of Period	$19	—	19

Note 5—Equity Investments

The following table summarizes our equity investments.

		Millions of Dollars
	Percentage Ownership	Carrying Value
		September 30 2017	December 31 2016

DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34%	$478	445
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	208	212
Explorer Pipeline Company (Explorer)	21.94	124	126
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	57	72
Paradigm Pipeline LLC (Paradigm)	50.00	130	117
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	171	115
STACK Pipeline LLC (STACK)	50.00	97	55
Total equity investments		$1,265	1,142

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Sand Hills	$21	16	58	48
Southern Hills	6	7	20	21
Explorer	7	8	18	17
Phillips 66 Partners Terminal	2	—	5	—
Paradigm	(1)	—	(2)	—
Bayou Bridge	4	2	8	2
STACK	2	—	4	—
Total equity in earnings of affiliates	$41	33	111	88

Note 6—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2017	December 31 2016

Land	$19	19
Buildings and improvements	87	88
Pipelines and related assets*	1,352	1,335
Terminals and related assets*	631	610
Rail racks and related assets*	137	137
Fractionator and related assets*	616	615
Caverns and related assets*	583	569
Construction-in-progress	53	27
Gross PP&E	3,478	3,400
Less: Accumulated depreciation	803	725
Net PP&E	$2,675	2,675
*Assets for which we are the lessor.

Note 7—Debt

Debt at September 30, 2017, and December 31, 2016, was:

	Millions of Dollars
	September 30, 2017
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	302	—	302	300
3.605% Senior Notes due 2025	—	499	—	499	500
3.550% Senior Notes due 2026	—	490	—	490	500
4.680% Senior Notes due 2045	—	291	—	291	300
4.900% Senior Notes due 2046	—	631	—	631	625
Revolving credit facility at 2.45% at September 30, 2017	—	87	—	87	87
Total	$—	2,300	—	2,300	2,312
Net unamortized discounts and debt issuance costs					(22)
Total debt					2,290
Short-term debt					(17)
Long-term debt					$2,273
*Fair value was estimated using observable market prices.

	Millions of Dollars
	December 31, 2016
	Fair Value Hierarchy			Total Fair Value	Balance Sheet Carrying Value
	Level 1	Level 2*	Level 3

2.646% Senior Notes due 2020	$—	298	—	298	300
3.605% Senior Notes due 2025	—	490	—	490	500
3.550% Senior Notes due 2026	—	483	—	483	500
4.680% Senior Notes due 2045	—	277	—	277	300
4.900% Senior Notes due 2046	—	599	—	599	625
Revolving credit facility at 1.98% at December 31, 2016	—	210	—	210	210
Total	$—	2,357	—	2,357	2,435
Net unamortized discounts and debt issuance costs					(24)
Total debt					2,411
Short-term debt					(15)
Long-term debt					$2,396
*Fair value was estimated using observable market prices.

Revolving Credit Facility
At September 30, 2017, and December 31, 2016, we had an aggregate of $87 million and $210 million, respectively, borrowed and outstanding under our $750 million revolving credit facility.

Note 8—Equity

ATM Program
In June 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission in May 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, is referred to as our ATM Program). We did not issue any common units under the ATM Program during the three months ended September 30, 2017. For the nine months ended September 30, 2017, on a settlement date basis, we issued 3,323,576 common units under our ATM Program, which generated net proceeds of $171 million. For the three and nine months ended September 30, 2016, on a settlement date basis, we issued 83,294 and 346,152 common units, respectively, under our ATM Program, generating net proceeds of $5 million and $19 million, respectively. Since inception through September 30, 2017, we have issued an aggregate of 3,669,728 common units under our ATM Program, generating net proceeds of $190 million, after broker commissions of $2 million. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include debt repayment, future acquisitions, capital expenditures and additions to working capital.

Common Unit Offerings
In August 2016, we completed a public offering of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit. We received proceeds (net of underwriting discounts and commissions) of $299 million from the offering. We utilized the net proceeds to repay the note assumed as part of the Initial Fractionator Acquisition and to repay other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to form STACK Pipeline. See Note 4—Acquisitions for additional information.

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

Note 9—Net Income Per Limited Partner Unit

Net income per limited partner unit is computed by dividing the limited partners’ interest in net income attributable to the Partnership by the weighted-average number of common units outstanding for the period. The classes of participating securities as of September 30, 2017, included common units, general partner units and incentive distribution rights (IDRs). Basic and diluted net income per limited partner unit are the same because we do not have potentially dilutive instruments outstanding.

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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Net income attributable to the Partnership	$99	83	299	203
Less: General partner’s distribution declared (including IDRs)*	43	26	111	63
Limited partners’ distribution declared on common units*	78	56	209	145
Distributions less than (in excess of) net income attributable to the Partnership	$(22)	1	(21)	(5)
*Distribution declared attributable to the indicated periods.

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
Three Months Ended September 30, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$43	78	121
Distribution in excess of net income attributable to the Partnership	—	(22)	(22)
Net income attributable to the Partnership	$43	56	99

Weighted-average units outstanding—basic and diluted		110,505,502

Net income per limited partner unit—basic and diluted (dollars)		$0.51

Three Months Ended September 30, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$26	56	82
Distribution less than net income attributable to the Partnership	—	1	1
Net income attributable to the Partnership	$26	57	83

Weighted-average units outstanding—basic and diluted		100,555,277

Net income per limited partner unit—basic and diluted (dollars)		$0.57

	General Partner (including IDRs)	Limited Partners’ Common Units	Total
Nine Months Ended September 30, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$111	209	320
Distribution less than (in excess of) net income attributable to the Partnership	1	(22)	(21)
Net income attributable to the Partnership	$112	187	299

Weighted-average units outstanding—basic and diluted		109,042,961

Net income per limited partner unit—basic and diluted (dollars)		$1.72

Nine Months Ended September 30, 2016
Net income attributable to the Partnership (millions):
Distribution declared	$63	145	208
Distribution in excess of net income attributable to the Partnership	—	(5)	(5)
Net income attributable to the Partnership	$63	140	203

Weighted-average units outstanding—basic and diluted		91,414,459

Net income per limited partner unit—basic and diluted (dollars)		$1.53

On October 18, 2017, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.646 per limited partner unit which, combined with distributions to our General Partner, will result in total distributions of $121 million attributable to the third quarter of 2017. This distribution is payable November 13, 2017, to unitholders of record as of October 31, 2017.

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

At both September 30, 2017, and December 31, 2016, our total environmental accrual was $2 million. In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2017, and December 31, 2016, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Capital Expenditures
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Nine Months Ended September 30
	2017	2016*
Capital Expenditures and Investments
Cash capital expenditures and investments	$227	321
Change in capital expenditure accruals	(2)	(23)
Total capital expenditures and investments	$225	298
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Nine Months Ended September 30
	2017	2016
Capital Expenditures and Investments
Capital expenditures and investments attributable to the Partnership	$225	207
Capital expenditures attributable to Predecessors*	—	91
Total capital expenditures and investments*	$225	298
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Nine Months Ended September 30
	2017	2016
Other Noncash Investing and Financing Activities
Certain liabilities of acquired assets retained by Phillips 66(1)	$—	45
(1)Certain liabilities of assets acquired from Phillips 66 were retained by Phillips 66, pursuant to the terms of various agreements under which we acquired those assets. See Note 10—Contingencies for additional information on excluded liabilities associated with acquisitions from Phillips 66.

Note 12—Related Party Transactions

Commercial Agreements
We have entered into multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation service agreement, a tolling services agreement, and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring, fractionation, processing, and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly throughput volumes of crude oil, NGL, feedstock, and refined petroleum products or minimum monthly service fees. Under our transportation, processing, and terminaling services agreements, if Phillips 66 fails to transport, throughput or store its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement.

Amended Operational Services Agreement
Under our amended operational services agreement, we reimburse Phillips 66 for providing certain operational services to us in support of our pipelines and terminaling, processing, and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time.

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

Tax Sharing Agreement
We have entered into a tax sharing agreement with Phillips 66 pursuant to which we reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 due to our results of operations being included in a combined or consolidated tax return filed by Phillips 66. Any reimbursement is limited to the tax that we (and our subsidiaries) would have paid had we not been included in a combined group with Phillips 66. Phillips 66 may use its tax attributes to cause its combined or consolidated group to owe no tax; however, we would nevertheless reimburse Phillips 66 for the tax we would have owed, even though Phillips 66 had no cash expense for that period.

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016*	2017	2016*

Operating and maintenance expenses	$31	28	88	79
General and administrative expenses	15	14	44	41
Interest and debt expense	—	1	—	3
Total	$46	43	132	123
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $7 million. On October 6, 2017, in connection with the transaction described in Note 14—Subsequent Events, the omnibus agreement was amended and our monthly operational and administrative support fee was increased to $8 million prospectively. The operational and administrative support fee is for the provision of certain services, including: logistical services; asset oversight, such as operational management and supervision; corporate engineering services, including asset integrity and regulatory services; business development services; executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services performed for our operations. Under our amended operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipeline, rail rack, fractionator, processing, terminaling, and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gain/loss associated with volumes transported by Phillips 66.

During the third quarter of 2016, we paid $24 million to Phillips 66 to assume Phillips 66’s rights and obligations under an agreement to acquire the River Parish NGL System in southeast Louisiana. The payment to Phillips 66 is reflected as an “other” investing cash outflow in the consolidated statement of cash flows in 2016.

Other related party balances in our consolidated balance sheet consisted of the following, all of which were related to Phillips 66:

	Millions of Dollars
	September 30 2017	December 31 2016

Deferred rentals and other	$5	5
Deferred revenues	24	14
Deferred revenues and other	18	19

Note 13—New Accounting Standards

In January 2017, the FASB issued ASU No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction is not considered an acquisition of a business. If the screen is not met, then the amendment requires that, to be considered a business, the operation must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendment should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under current accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases—financing and operating—which are substantially similar to capital and operating leases under current guidance. Under the new standard, assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements. As part of our assessment work-to-date, we have formed an implementation team, commenced identification of our lease population and are evaluating lease software packages.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision affects net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates issued are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. As part of our assessment work-to-date, we have formed an implementation team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments and revenue generated by lease arrangements. Based on our analysis to-date, we have not identified any material impact on our financial statements, other than disclosure.

Note 14— Subsequent Events

Bakken Pipeline/MSLP Acquisition
On September 19, 2017, we entered into a CCAA with subsidiaries of Phillips 66 for us to acquire an indirect 25 percent interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, Dakota/ETCO) and a direct 100 percent interest in Merey Sweeny, L.P. (MSLP and the acquisitions pursuant to the CCAA, collectively, the Bakken Pipeline/MSLP Acquisition).

The assets owned by Dakota/ETCO and MSLP are described below:

•
Dakota/ETCO owns the Bakken Pipeline, which includes 1,926 combined pipeline miles which has 520,000 barrels per day (BPD) of crude oil capacity expandable to 570,000 BPD. There are receipt stations in North Dakota to access Bakken and Three Forks production, a delivery and receipt point in Patoka, Illinois, and delivery points in Nederland, Texas, including at the Phillips 66 Beaumont Terminal. The pipeline, which commenced commercial operations on June 1, 2017, is supported by long-term, fee-based contracts.

•
MSLP owns a 125,000 BPD capacity vacuum distillation unit and a 70,000 BPD capacity delayed coker unit. MSLP processes residue from heavy sour crude oil into liquid products and fuel-grade petroleum coke at the Phillips 66 Sweeny Refinery in Old Ocean, Texas.

In connection with the closing of the acquisition, MSLP and Phillips 66 entered into an amended and restated tolling services agreement, effective October 1, 2017, with a 15-year term that includes a base throughput fee and a minimum volume commitment from Phillips 66.

The Bakken Pipeline/MSLP Acquisition closed on October 6, 2017. We paid Phillips 66 total consideration of $1.65 billion, consisting of $372 million in cash, the assumption of $588 million of promissory notes payable to Phillips 66 and a $450 million term loan under which Phillips 66 was the obligor, and the issuance of 5,005,778 newly issued units, which were allocated as 4,713,113 common units to P66 PDI and 292,665 general partner units to our General Partner to maintain its 2 percent general partner interest. After the closing of the Bakken Pipeline/MSLP Acquisition, we repaid the $588 million of promissory notes and the $450 million term loan using proceeds from the private placement and debt issuances described below. The Bakken Pipeline/MSLP Acquisition increased our total equity investments and net PP&E by approximately $610 million and $220 million, respectively.

Debt and Equity Issuances
Private Placement of Preferred and Common Units. In part to fund the cash portion of the Bakken Pipeline/MSLP Acquisition consideration, on October 6, 2017, we closed on a private placement and issued the following:

•	13,819,791 perpetual convertible preferred units generating gross proceeds of $750 million.

•	6,304,204 common units generating gross proceeds of $300 million.

Together, the units issued in the private placement resulted in net proceeds, after deducting offering and transaction expenses, of approximately $1.03 billion.

We privately placed approximately 13.8 million Series A Perpetual Convertible Preferred Units (Preferred Units) representing limited partner interests for a price of $54.27 per unit. The Preferred Units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the Preferred Units are entitled to receive cumulative quarterly distributions equal to $0.678375 per unit, commencing for the quarter ended December 31, 2017, with a prorated amount from the date of issuance. Following the third anniversary of the issuance of the Preferred Units, the holders of the Preferred Units will receive as a quarterly distribution the greater of $0.678375 per unit or the amount of per-unit distributions paid to common unitholders as if such Preferred Units had converted into common units immediately prior to the record date.

The holders of the Preferred Units may convert their Preferred Units into common units, on a one-for-one basis, at any time after the second anniversary of the issuance date, in full or in part, subject to minimum conversion amounts and conditions. After the third anniversary of the issuance date, we may convert the Preferred Units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions, if the arithmetic average of the volume-weighted trading price of our common units is greater than $73.2645 per unit for the 20 day trading period immediately preceding the conversion notice date and the average trading volume of the common units is at least 100,000 for the preceding 20 trading days. The conversion rate for the Preferred Units shall be the quotient of (a) the sum of (i) $54.27, plus (ii) any unpaid cash distributions on the applicable Preferred Unit, divided by (b) $54.27. The holders of the Preferred Units are entitled to vote on an as-converted basis with the common unitholders and have certain other class voting rights with respect to any amendment to our partnership agreement that would adversely affect any rights, preferences or privileges of the Preferred Units. In addition, upon certain events involving a change in control, the holders of Preferred Units may elect, among other potential elections, to convert their Preferred Units to common units at the then change of control conversion rate.

Debt Issuances. On October 13, 2017, we closed on a public debt offering and issued $500 million aggregate principal amount of 3.750% Senior Notes due 2028 and an additional $150 million aggregate principal amount of our outstanding 4.680% Senior Notes due 2045. Interest on the Senior Notes due 2028 is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2018. The Senior Notes due 2045 are an additional issuance of our existing Senior Notes due 2045, and interest is payable semiannually in arrears on February 15 and August 15 of each year. The proceeds from the public debt offering have been applied to repay the remaining balances on the promissory notes and term loan assumed in the Bakken Pipeline/MSLP Acquisition and also will be used for general partnership purposes, including funding of future acquisitions and organic projects and the repayment of outstanding indebtedness under our revolving credit facility.

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

Our assets consist of crude oil, refined petroleum products and NGL transportation, terminaling and storage systems, as well as an NGL fractionator. We conduct our operations through both wholly owned and joint-venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

We primarily generate revenue by providing fee-based transportation, processing, terminaling, storage and NGL fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling NGL, refined petroleum products and crude oil. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil, refined petroleum products and NGL that we handle in our pipeline, terminal, rail rack, processing, storage and NGL fractionator systems. In addition, our equity affiliates generate revenue from transporting and terminaling NGL, crude oil and refined petroleum products. These volumes are primarily affected by the supply of, and demand for, NGL, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under many of our commercial agreements.

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repair and maintenance expenses. These expenses generally remain relatively stable across broad ranges of throughput volumes, but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during the period. Although we seek to manage our maintenance expenditures on our facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is regularly performed.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three- and nine-month periods ended September 30, 2017, is based on a comparison with the respective corresponding periods of 2016.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016*	2017	2016*
Revenues and Other Income
Operating revenues—related parties	$193	181	563	534
Operating revenues—third parties	11	7	32	22
Equity in earnings of affiliates	41	33	111	88
Other income	—	1	7	1
Total revenues and other income	245	222	713	645

Costs and Expenses
Operating and maintenance expenses	69	54	188	162
Depreciation	30	25	82	71
General and administrative expenses	16	17	48	50
Taxes other than income taxes	7	4	23	24
Interest and debt expense	23	10	71	31
Other expenses	1	—	1	—
Total costs and expenses	146	110	413	338
Income before income taxes	99	112	300	307
Provision for income taxes	—	—	1	1
Net income	99	112	299	306
Less: Net income attributable to Predecessors	—	29	—	103
Net income attributable to the Partnership	99	83	299	203
Less: General partner’s interest in net income attributable to the Partnership	43	26	112	63
Limited partners’ interest in net income attributable to the Partnership	$56	57	187	140

Net cash provided by operating activities	$152	128	422	371

Adjusted EBITDA	$168	111	493	282

Distributable cash flow	$136	102	400	250
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016
	Thousands of Barrels Daily
Pipeline, Terminal and Storage Volumes
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil*	1,015	981	965	1,010
Refined products and NGL*	920	855	944	836
Total	1,935	1,836	1,909	1,846

Select Joint Venture Pipelines(2)
NGL	387	346	371	333

Terminals
Terminal throughput and storage volumes(3)
Crude oil*(4)	586	541	522	534
Refined products and NGL*	828	822	855	809
Total	1,414	1,363	1,377	1,343

Revenue Per Barrel (dollars)
Average pipeline revenue per barrel(5)	$0.63	0.59	0.62	0.60
Average terminaling and storage revenue per barrel	0.41	0.41	0.42	0.41
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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016*	2017	2016*
Reconciliation to Net Income
Net income	$99	112	299	306
Plus:
Depreciation	30	25	82	71
Net interest expense	23	10	71	31
Provision for income taxes	—	—	1	1
EBITDA	152	147	453	409
Plus:
Distributions in excess of equity earnings	10	1	30	7
Expenses indemnified by Phillips 66	4	—	7	4
Transaction costs associated with acquisitions	2	2	3	4
Less:
EBITDA attributable to Predecessors	—	39	—	142
Adjusted EBITDA	168	111	493	282
Plus:
Deferred revenue impacts**	1	4	9	7
Less:
Net interest expense	23	10	71	31
Maintenance capital expenditures	10	3	31	8
Distributable cash flow	$136	102	400	250
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016*	2017	2016*
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$152	128	422	371
Plus:
Net interest expense	23	10	71	31
Provision for income taxes	—	—	1	1
Changes in working capital	(20)	8	(31)	16
Adjustment to equity earnings for cash distributions received	—	3	(2)	4
Other	(3)	(2)	(8)	(14)
EBITDA	152	147	453	409
Plus:
Distributions in excess of equity earnings	10	1	30	7
Expenses indemnified by Phillips 66	4	—	7	4
Transaction costs associated with acquisitions	2	2	3	4
Less:
EBITDA attributable to Predecessors	—	39	—	142
Adjusted EBITDA	168	111	493	282
Plus:
Deferred revenue impacts**	1	4	9	7
Less:
Net interest expense	23	10	71	31
Maintenance capital expenditures	10	3	31	8
Distributable cash flow	$136	102	400	250
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.

Minimum Volume Commitments
Under certain of our transportation and terminal services agreements, if Phillips 66 fails to transport a minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. Payments made by Phillips 66 for these shortfall volumes are initially recorded as “Deferred revenues” on our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. The deferred revenue is recognized at the earlier of the quarter in which Phillips 66 makes up the shortfall volumes or the expiration of the period in which Phillips 66 is contractually allowed to make up the shortfall volumes.

Detail on these transportation- and terminal-based deferred revenues follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2017	2016	2017	2016

Deferred revenues—beginning of period	$21	5	12	4
Quarterly deficiency payments(1)	4	3	17	7
Quarterly deficiency make-up/expirations(2)	(3)	—	(7)	(3)
Deferred revenues—end of period	$22	8	22	8
(1) Cash received with deferred revenue recognition.
(2) Revenue recognized on cash previously received.

Statement of Income Analysis

Operating revenues increased $16 million, or 9 percent, and $39 million, or 7 percent, in the third quarter and the nine-month period of 2017, respectively. The increase in the third quarter of 2017 was primarily attributable to additional revenues from the River Parish NGL System acquired in November 2016 and higher volumes on the Ponca Crude System, partially offset by lower volumes on the Sweeny to Pasadena Products System as a result of Hurricane Harvey impacts. The increase in the nine-month period of 2017 was due to additional revenues from the River Parish NGL System and from additional storage capacity coming online at Clemens Caverns, partially offset by lower throughput volumes on the Gold Line Products System due to maintenance at Phillips 66’s Borger refinery.

Equity in earnings of affiliates increased $8 million, or 24 percent, and $23 million, or 26 percent, in the third quarter and the nine-month period of 2017, respectively. The increases were primarily attributable to higher earnings from DCP Sand Hills Pipeline, LLC (Sand Hills) and Bayou Bridge Pipeline, LLC (Bayou Bridge), primarily due to higher volumes. In addition, the increase in the nine-month period also reflected additional earnings from Bayou Bridge, which began operations in April 2016, and STACK Pipeline LLC (STACK), in which we acquired a 50 percent interest in August 2016.

Operating and maintenance expenses increased by $15 million, or 28 percent, and $26 million, or 16 percent, in the third quarter and the nine-month period of 2017, respectively. The increases were primarily due to operating expenses associated with the River Parish NGL System acquired in November 2016.

Depreciation increased $5 million, or 20 percent, and $11 million, or 15 percent, in the third quarter and the nine-month period of 2017, respectively. The increases were mainly attributable to the River Parish NGL System acquired in November 2016, additional cavern storage capacity placed into service, and accelerated depreciation for assets taken out of service.

Interest and debt expense increased $13 million and $40 million in the third quarter and the nine-month period of 2017, respectively, primarily due to higher average debt principal balances as a result of the issuance of $1,125 million in aggregate principal amount of senior notes in October 2016.

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

Operating Activities
We generated $422 million in cash from operations during the first nine months of 2017, an improvement over cash from operations of $371 million for the corresponding period of 2016. The improvement was mainly driven by working capital impacts.

Common Units
In August 2016, we completed a public offering of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit. We received proceeds (net of underwriting discounts and commissions) of $299 million from the offering. We utilized the net proceeds to repay the note assumed as part of the Initial Fractionator Acquisition and to repay other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to form STACK Pipeline. See Note 4—Acquisitions in the Notes to Consolidated Financial Statements for additional information.

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

ATM Program
In June 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission in May 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, is referred to as our ATM Program). We did not issue any common units under our ATM Program during the three months ended September 30, 2017. For the nine months ended September 30, 2017, on a settlement date basis, we issued 3,323,576 common units under our ATM Program, which generated net proceeds of $171 million. For the three and nine months ended September 30, 2016, on a settlement date basis, we issued 83,294 and 346,152 common units, respectively, under our ATM Program, generating net proceeds of $5 million and $19 million, respectively. Since inception through September 30, 2017, we have issued an aggregate of 3,669,728 common units under our ATM Program, generating net proceeds of $190 million, after broker commissions of $2 million. The net proceeds from sales under the ATM Program are used for general partnership purposes, which may include funding of debt repayment, future acquisitions, capital expenditures and additions to working capital.

Issuances of common units under our ATM Program can reduce our General Partner’s interest below 2 percent. We expect the General Partner’s interest to be periodically restored to 2 percent in connection with dropdown transactions or through direct equity contributions. However, these future contributions from our General Partner cannot be assured. At September 30, 2017, our General Partner’s interest was slightly less than 2 percent.

Revolving Credit Facility
At September 30, 2017, and December 31, 2016, we had an aggregate of $87 million and $210 million, respectively, borrowed and outstanding under our $750 million revolving credit facility. We repaid the $87 million outstanding balance on our revolving credit facility in October 2017, utilizing proceeds from the equity and debt issuances discussed in the “Outlook” section.

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

Our capital expenditures and investments for the first nine months of 2017 and 2016 were:

	Millions of Dollars
	Nine Months Ended September 30
	2017	2016

Capital expenditures and investments attributable to the Partnership
Expansion	$194	199
Maintenance	31	8
Total	225	207
Capital expenditures attributable to Predecessors*	—	91
Total capital expenditures and investments	$225	298
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first nine months of 2017 were $225 million, primarily associated with the following activities:

•	Contributions to Bayou Bridge to continue progress on its pipeline segment from Lake Charles, Louisiana, to St. James, Louisiana.

•	Contributions to STACK to extend the origination point of its pipeline system to access additional area producers and increase capacity.

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Reactivation and upgrading of various tanks at the Bayway Products System to facilitate additional storage and gasoline blending.

•	Contributions to Paradigm Pipeline LLC to fund its contributions to the Sacagawea Pipeline joint venture to construct a natural gas pipeline.

•	Various upgrades and replacements of assets.

Other Investing
During the third quarter of 2016, we paid $24 million to Phillips 66 to assume Phillips 66’s rights and obligations under an agreement to acquire the River Parish NGL System in southeast Louisiana. The payment to Phillips 66 is reflected as an “other” investing cash outflow in the consolidated statement of cash flows in 2016.

Cash Distribution
On October 18, 2017, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.646 per common unit which, combined with distributions to our General Partner, will result in a total distribution of $121 million, payable on November 13, 2017, to unitholders of record as of October 31, 2017.

Cash distributions will be made to our General Partner in respect of its general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on October 18, 2017, our General Partner will receive 35 percent of the third-quarter 2017 cash distribution in respect of its general partner interest and its ownership of all IDRs.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2017, and December 31, 2016, we did not have any material accrued contingent liabilities associated with litigation matters.

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

NEW ACCOUNTING STANDARDS

In January 2017, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets, then the transaction is not considered an acquisition of a business. If the screen is not met, then the amendment requires that, to be considered a business, the operation must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. Public business entities should apply the guidance in ASU No. 2017-01 to annual periods beginning after December 15, 2017, including interim periods within those periods, with early adoption permitted. The amendment should be applied prospectively, and no disclosures are required at the effective date. We are currently evaluating the provisions of ASU No. 2017-01.

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” In the new standard, the FASB modified its determination of whether a contract is a lease rather than whether a lease is a capital or operating lease under current accounting principles generally accepted in the United States (GAAP). A contract represents a lease if a transfer of control occurs over an identified property, plant and equipment for a period of time in exchange for consideration. Control over the use of the identified asset includes the right to obtain substantially all of the economic benefits from the use of the asset and the right to direct its use. The FASB continued to maintain two classifications of leases - financing and operating - which are substantially similar to capital and operating leases under current guidance. Under the new standard, assets and liabilities arising from operating leases will require recognition on the balance sheet. The effect of all leases in the statement of comprehensive income and the statement of cash flows will be largely unchanged. Lessor accounting will also be largely unchanged. Additional disclosures will be required for financing and operating leases for both lessors and lessees. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements. As part of our assessment work-to-date, we have formed an implementation team, commenced identification of our lease population and are evaluating lease software packages.

In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments-Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities,” to meet its objective of providing more decision-useful information about financial instruments. The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision affects net income. Equity investments carried under the cost method or lower of cost or fair value method of accounting, in accordance with current GAAP, will have to be carried at fair value upon adoption of ASU No. 2016-01, with changes in fair value recorded in net income. For equity investments that do not have readily determinable fair values, a company may elect to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. Public business entities should apply the guidance in ASU No. 2016-01 for annual periods beginning after December 15, 2017, and interim periods within those annual periods, with early adoption prohibited. We are currently evaluating the provisions of ASU No. 2016-01. Our initial review indicates that ASU No. 2016-01 will have a limited impact on our financial statements.

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates issued are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 31, 2016, including interim reporting periods within that reporting period. As part of our assessment work-to-date, we have formed an implementation team, completed training on the new ASU’s revenue recognition model and are continuing our contract review and documentation. Our expectation is to adopt the standard on January 1, 2018, using the modified retrospective application. Our evaluation of the new ASU is ongoing, which includes understanding the impact of adoption on earnings from equity method investments and revenue generated by lease arrangements. Based on our analysis to-date, we have not identified any material impact on our financial statements, other than disclosure.

OUTLOOK

Bakken Pipeline/MSLP Acquisition
On September 19, 2017, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 for us to acquire an indirect 25 percent interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, Dakota/ETCO) and a direct 100 percent interest in Merey Sweeny, L.P. (MSLP and the acquisitions pursuant to the CCAA, collectively, the Bakken Pipeline/MSLP Acquisition).

The assets owned by Dakota/ETCO and MSLP are described below:

•
Dakota/ETCO owns the Bakken Pipeline, which includes 1,926 combined pipeline miles which has 520,000 barrels per day (BPD) of crude oil capacity expandable to 570,000 BPD. There are receipt stations in North Dakota to access Bakken and Three Forks production, a delivery and receipt point in Patoka, Illinois, and delivery points in Nederland, Texas, including at the Phillips 66 Beaumont Terminal. The pipeline, which commenced commercial operations on June 1, 2017, is supported by long-term, fee-based contracts.

•
MSLP owns a 125,000 BPD capacity vacuum distillation unit and a 70,000 BPD capacity delayed coker unit. MSLP processes residue from heavy sour crude oil into liquid products and fuel-grade petroleum coke at the Phillips 66 Sweeny Refinery in Old Ocean, Texas.

In connection with the closing of the acquisition, MSLP and Phillips 66 entered into an amended and restated tolling services agreement, effective October 1, 2017, with a 15-year term that includes a base throughput fee and a minimum volume commitment from Phillips 66.

The Bakken Pipeline/MSLP Acquisition closed on October 6, 2017. We paid Phillips 66 total consideration of $1.65 billion, consisting of $372 million in cash, the assumption of $588 million of promissory notes payable to Phillips 66 and a $450 term loan under which Phillips 66 was the obligor, and the issuance of 5,005,778 newly issued units, which were allocated as 4,713,113 common units to P66 PDI and 292,665 general partner units to our General Partner to maintain its 2 percent general partner interest. After the closing of the Bakken Pipeline/MSLP Acquisition, we repaid the $588 million of promissory notes and the $450 million term loan using proceeds from the private placement and debt issuances described below.

Debt and Equity Issuances
In part to fund the cash portion of the Bakken Pipeline/MSLP Acquisition consideration, on October 6, 2017, we closed on a private placement and issued the following:

•	13,819,791 perpetual convertible preferred units (Preferred Units) generating gross proceeds of $750 million.

•	6,304,204 common units generating gross proceeds of $300 million.

Together, the Preferred Units and common units issued in the private placement resulted in net proceeds, after deducting offering and transaction expenses, of approximately $1.03 billion. Additionally, on October 13, 2017, we closed on a public debt offering pursuant to our effective shelf registration statement and issued $500 million aggregate principal amount of 3.750% Senior Notes due 2028 and an additional $150 million aggregate principal amount of our outstanding 4.680% Senior Notes due 2045.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Phillips 66 to satisfy its obligations under our commercial and other agreements.

•	The volume of crude oil, NGL and refined petroleum products we transport, fractionate, process, terminal and store.

•	The tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices for crude oil, NGL and refined petroleum products.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of Phillips 66 and the business of its suppliers, customers, business partners and credit lenders.

•	Liabilities associated with the risks and operational hazards inherent in transporting, fractionating, processing, terminaling and storing crude oil, NGL and refined petroleum products.

•
Curtailment of operations due to severe weather disruption; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

•	Inability to obtain or maintain permits in a timely manner, if at all, including those necessary for capital projects, or the revocation or modification of existing permits.

•	Inability to comply with government regulations or make capital expenditures required to maintain compliance.

•	Failure to timely complete construction of announced and future capital projects.

•	The operation, financing and distribution decisions of our joint ventures.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, railcars and other means of delivering and transporting crude oil, NGL and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	The factors generally described in “Item 1A. Risk Factors” in our 2016 Annual Report on Form 10-K filed with the SEC on February 17, 2017.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2017, did not differ materially from that disclosed under Item 7A of our 2016 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2017, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed under Item 1A of our 2016 Annual Report on Form 10-K.

Item 6. EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	Amendment to Certificate of Limited Partnership, dated October 5, 2017.	8-K	3.1	10/10/2017	001-36011

3.3	Second Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP, dated as of October 6, 2017.	8-K	3.2	10/10/2017	001-36011

4.1	Sixth Supplemental Indenture, dated as of October 13, 2017, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2028 Notes.	8-K	4.2	10/13/2017	001-36011

4.2	Form of the 2028 Notes (included in Exhibit 4.1 as Exhibit A to the Appendix thereto).	8-K	4.4	10/13/2017	001-36011

4.3	Registration Rights Agreement dated as of October 6, 2017 by and among Phillips 66 Partners LP and the Purchasers party thereto.	8-K	4.1	10/10/2017	001-36011

10.1	Series A Preferred Unit and Common Unit Purchase Agreement, dated as of September 21, 2017, by and among Phillips 66 Partners LP and the Purchasers party thereto.	8-K	10.1	9/25/2017	001-36011

10.2	Contribution, Conveyance and Assumption Agreement, dated as of September 19, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	9/25/2017	001-36011

10.3	Seventh Amendment to the Omnibus Agreement, dated as of October 1, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/10/2017	001-36011

10.4	Amended and Restated Operational Services Agreement, dated as of October 1, 2017, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	10/10/2017	001-36011

10.5†	Amended and Restated Tolling Services Agreement, dated as of October 1, 2017, by and between Merey Sweeny, L.P. and Phillips 66 Company.	8-K	10.3	10/10/2017	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

101.SCH*	XBRL Schema Document.

101.CAL*	XBRL Calculation Linkbase Document.

101.LAB*	XBRL Labels Linkbase Document.

101.PRE*	XBRL Presentation Linkbase Document.

101.DEF*	XBRL Definition Linkbase Document.

* Filed herewith
†Confidential treatment has been requested for certain portion of this Exhibit pursuant to a confidential treatment request filed with the Securities and Exchange Commission on October 10, 2017. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

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

Date: October 27, 2017