Form 10-K
period 2017-12-31
PHILLIPS 66 PARTNERS LP
filed 2018-02-23
CIK 1572910

2017

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended	December 31, 2017
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-36011
Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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

The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 30, 2017, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $49.42, was $2,285 million. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our General Partner, and Phillips 66 and its subsidiaries.
The registrant had 121,571,959 common units outstanding as of December 31, 2017.
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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP, headquartered in Houston, Texas, is a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 26, 2013, we completed our initial public offering, and our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in our General Partner to its wholly owned subsidiary, Phillips 66 Project Development Inc. (Phillips 66 PDI). As of December 31, 2017, Phillips 66, through Phillips 66 PDI, owned 68,760,137 common units, representing a 55 percent limited partner interest, as well as a 100 percent interest in our General Partner, which owned 2,480,051 general partner units, representing a 2 percent general partner interest. The public owned 52,811,822 common units, representing a 43 percent limited partner interest, and owned 13.8 million perpetual convertible preferred units.

We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) transportation, processing, terminaling and storage facilities and systems. We are managed and operated by the executive officers of our General Partner, with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations.

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

We have multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation services agreement, a tolling services agreement and rail terminal services agreements. Under many of these agreements, Phillips 66 commits to provide us with minimum quarterly throughput volumes or minimum monthly capacity or service fees. If Phillips 66 fails to transport, throughput or store its minimum throughput volume during any quarter, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement. We believe these agreements promote stable and predictable cash flows, and they are the source of a substantial portion of our revenue. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 21—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of all related party agreements.

Our operations are all conducted in the United States and comprise one reportable segment. See Item 8. Financial Statements and Supplementary Data, for financial information on our operations and assets.

2017 DEVELOPMENTS

Bakken Pipeline/MSLP Acquisition
On October 6, 2017, we acquired from Phillips 66 a 25 percent interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, the Bakken Pipeline) and a 100 percent interest in Merey Sweeny, L.P. (MSLP). Collectively, the assets acquired in the acquisition are referred to as the Bakken Pipeline/MSLP Acquisition. See Note 4—Acquisitions, in the Notes to Consolidated Financial Statements, for additional information.

SUMMARY OF ASSETS AND OPERATIONS
The map below provides a summary of our assets and operations at December 31, 2017:

FERNDALE
BILLINGS
Sacagawea
Palermo Rail Terminal
Keene CDP
Sheridan
Casper
Linden
Tremley Pt.
BAYWAY
WOOD RIVER
Kansas City
Jefferson City
Hartford
East St. Louis
Wichita
Gold
Standish
PONCA CITY
Explorer
Mount Vernon
Medford Spheres
BORGER
STACK
Glenpool
Cushing
Albuquerque
Amarillo
OKC
Lubbock
Southern Hills
Wichita Falls
Pasadena
Explorer
LAKE CHARLES
Sand Hills
Houston
ALLIANCE
MSLP
Cross-Channel Connector
Sweeny Fractionator One
SWEENY
Clifton Ridge
Pecan Grove
Sweeny to Pasadena
Clemens Caverns
Joint Venture NGL Pipeline (Non-Operated)
Products Pipeline
Joint Venture Products Pipeline (Non-Operated)
Crude Pipeline
Joint Venture Crude Pipeline (P66 Operated)
Joint Venture Crude Pipeline (Non-Operated)
Products Terminal
Crude Terminal
MSLP
Fractionator
Underground Storage Facility
Rail Crude Rack
Medford Spheres
Phillips 66 Refinery
Headquarters

Pipeline Assets

The following table presents certain information regarding our pipeline assets as of December 31, 2017. Each system listed below has an associated commercial agreement with Phillips 66.

System Name	Origination/Terminus	Interest	Diameter (Inches)	Length (Miles)	Gross Capacity (MBD)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System	Clifton Ridge, LA/Lake Charles Refinery	100%	20	10	260	Crude Oil	Lake Charles
Sweeny to Pasadena Products System	Sweeny Refinery/Pasadena, TX	100	12, 18	120	294	Refined Petroleum Products	Sweeny
Hartford Connector Products System
Wood River Refinery to Hartford, Illinois	Wood River Refinery to Hartford, IL	100	12	3	80	Refined Petroleum Products	Wood River
Hartford, Illinois to Explorer Pipeline	Hartford, IL to Explorer Pipeline	100	24	1	430	Refined Petroleum Products	Wood River
Gold Line Products System
Gold Line Pipeline	Borger, TX/East St. Louis, IL	100	8, 16	681	120	Refined Petroleum Products	Borger/Ponca City
Paola Products Pipeline	Paola, KS/Kansas City, KS	100	8, 10	106	96	Refined Petroleum Products	Borger/Ponca City
Cross-Channel Connector Products System	Pasadena, TX/Galena Park, TX	100	20	5	180	Refined Petroleum Products	Sweeny
Eagle Ford Gathering System
Helena, Texas	Helena, TX	100	6	6	20	Crude Oil	—
Tilden, Texas	Tilden, TX/Whitsett, TX	100	6-10	22	34	Crude Oil	—
Standish Pipeline	Marland Junction, OK/Wichita, KS	100	18	92	72	Refined Petroleum Products	Ponca City
Ponca Products System
Cherokee East	Medford, OK/Mount Vernon, MO	100	10, 12	287	55	Refined Petroleum Products	Ponca City
Cherokee North	Ponca City, OK/Arkansas City, KS	100	10	29	57	Refined Petroleum Products	Ponca City
Brown Line	Ponca City, OK/Wichita, KS	100	8, 10	76	26	Natural Gas Liquids	Ponca City
Cherokee South	Ponca City, OK/Oklahoma City, OK	100	8	90	46	Refined Petroleum Products	Ponca City
Medford	Ponca City, OK/Medford, OK	100	4-6	42	10	Natural Gas Liquids	Ponca City
Ponca Crude System
Oklahoma Mainline	Wichita Falls, TX/Ponca City, OK	100	12	217	100	Crude Oil	Ponca City
Cushing	Cushing, OK/Ponca City, OK	100	18	62	130	Crude Oil	Ponca City
North Texas Crude	Wichita Falls, TX	100	2-16	224	28	Crude Oil	Ponca City

System Name	Origination/Terminus	Interest	Diameter (Inches)	Length (Miles)	Gross Capacity (MBD)	Commodity Handled	Associated Phillips 66 Refinery
Billings Products System
Seminoe	Billings, MT/Sinclair, WY	100%	6-10	342	33	Refined Petroleum Products	Billings
Billings Crude System
Glacier	Cut Bank, MT/Billings, MT	79	8-12	623	126	Crude Oil	Billings
Borger Products System
Borger to Amarillo	Borger, TX/Amarillo, TX	100	8, 10	93	76	Refined Petroleum Products	Borger
SAAL	Amarillo, TX/Abernathy, TX	33	6	102	33	Refined Petroleum Products	Borger
SAAL	Abernathy, TX/Lubbock, TX	54	6	19	30	Refined Petroleum Products	Borger
ATA Line	Amarillo, TX/Albuquerque, NM	50	6, 10	293	34	Refined Petroleum Products	Borger
Borger Crude System
Line O	Cushing, OK/Borger, TX	100	10	276	37	Crude Oil	Borger
Line 80	Gaines, TX/Borger, TX	100	8, 12	237	28	Crude Oil	Borger
WA Line	Odessa, TX/Borger, TX	100	12, 14	289	104	Crude Oil	Borger
West Texas Gathering	Permian Basin	100	4-14	287	115	Crude Oil	Borger
River Parish NGL System	Southeast Louisiana	100	4-20	510	133	Natural Gas Liquids	Alliance

The following table presents certain information regarding our equity investment pipeline assets as of December 31, 2017.

System Name	Origination/Terminus	Diameter (Inches)	Length (Miles)	Gross Capacity (MBD)	Commodity Handled	Ownership Interest
Explorer Pipeline	Texas Gulf Coast/Chicago, IL	24, 28	1,830	660	Refined Petroleum Products	21.94%
Bakken Pipeline	North Dakota/Nederland, TX	30	1,915	525	Crude Oil	25.00
Sand Hills Pipeline	Permian Basin/Mont Belvieu, TX	20	1,190	315	Natural Gas Liquids	33.34
Southern Hills Pipeline	U.S. Midcontinent/Mont Belvieu, TX	20	941	140	Natural Gas Liquids	33.34
Sacagawea Pipeline	Keene, ND/Stanley, ND	16	95	175	Crude Oil	49.50
Bayou Bridge Pipeline	Nederland, TX/Lake Charles, LA	30	49	480	Crude Oil	40.00
STACK Pipeline	Cashion, OK/Cushing, OK	8-16	149	250	Crude Oil	50.00

Terminal, Rail Rack and Storage Assets

The following table presents certain information regarding our wholly owned terminal, rail rack and storage assets as of December 31, 2017. Each asset listed below has an associated commercial agreement with Phillips 66.

Facility Name	Gross Storage Capacity (MBbl)	Gross Loading Capacity (MBD)	Commodity Handled	Location
Clifton Ridge Crude System
Clifton Ridge	3,410	N/A	Crude Oil	Louisiana
Pecan Grove Storage	142	N/A	Crude Oil	Louisiana
Sweeny to Pasadena Products System
Pasadena	3,210	65	Refined Petroleum Products	Texas
Hartford Connector Products System
Hartford	1,075	25	Refined Petroleum Products	Illinois
Gold Line Products System
East St. Louis	2,085	78	Refined Petroleum Products	Illinois
Jefferson City	110	16	Refined Petroleum Products	Missouri
Kansas City	1,294	66	Refined Petroleum Products	Kansas
Wichita North	679	19	Refined Petroleum Products	Kansas
Medford Spheres	70	N/A	Natural Gas Liquids	Oklahoma
Bayway Rail Rack	N/A	75	Crude Oil	New Jersey
Ferndale Rail Rack	N/A	30	Crude Oil	Washington
Ponca Products System
Glenpool	588	19	Refined Petroleum Products	Oklahoma
Mt. Vernon Products	363	46	Refined Petroleum Products	Missouri
Mt. Vernon NGL	105	16	Natural Gas Liquids	Missouri
Ponca City Products	51	23	Refined Petroleum Products	Oklahoma
Ponca City NGL	N/A	6	Natural Gas Liquids	Oklahoma
Wichita South	255	N/A	Refined Petroleum Products	Kansas
Oklahoma City Products	352	48	Refined Petroleum Products	Oklahoma
Ponca Crude System
Ponca City	1,200	N/A	Crude Oil	Oklahoma
Cushing	300	N/A	Crude Oil	Oklahoma
Wichita Falls	240	N/A	Crude Oil	Texas
Bayway Products System
Tremley Point	1,593	39	Refined Petroleum Products	New Jersey
Linden	429	121	Refined Petroleum Products	New Jersey
Billings Products System
Sheridan	86	15	Refined Petroleum Products	Wyoming
Casper	365	7	Refined Petroleum Products	Wyoming
Billings Crude System
Buffalo Crude	300	N/A	Crude Oil	Montana
Billings Crude	270	N/A	Crude Oil	Montana
Borger Products System
Albuquerque Products	244	18	Refined Petroleum Products	New Mexico
Lubbock Products	179	17	Refined Petroleum Products	Texas
Amarillo Products	277	29	Refined Petroleum Products	Texas
Borger Crude System
Buxton Crude	400	N/A	Crude Oil	Oklahoma
Odessa Crude	523	N/A	Crude Oil	Texas
Clemens Caverns	9,000	N/A	Natural Gas Liquids	Texas
River Parish NGL System	1,500	N/A	Natural Gas Liquids	Louisiana

The following table presents certain information regarding our equity investment terminal, rail rack and storage assets as of December 31, 2017.

System Name	Tank Shell Storage Capacity (MBbl)	Active Terminaling Capacity* (MBD)	Commodity Handled	Location	Ownership Interest
Palermo Terminal	206	100	Crude Oil	North Dakota	70%
Keene Terminal	490	N/A	Crude Oil	North Dakota	50
*Active terminaling capacity represents the amount of railcar loading capacity currently available for use by our customers.

Marine Assets

The following table presents certain information regarding our wholly owned marine assets as of December 31, 2017. Each asset listed below has an associated commercial agreement with Phillips 66.

System Name	Dock Throughput Capacity (Thousands of Barrels Hourly)	Commodity Handled	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	48	Crude Oil	Lake Charles
Pecan Grove Barge Dock	6	Crude Oil; Lubricant Base Stocks	Lake Charles
Hartford Connector Products System
Hartford Barge Dock	3	Dyed Diesel; Naphtha; Lubricant Base Stocks	Wood River

Other Assets

The following table presents certain information regarding our other wholly owned assets as of December 31, 2017. Each asset listed below has an associated commercial agreement with Phillips 66.

Asset Name	Gross Processing Capacity (MBD)	Commodity Handled	Location
MSLP
Vacuum distillation unit	125	Crude Oil Residuals	Texas
Delayed coker unit	70	Crude Oil Residuals	Texas
Sweeny Fractionator	100	Natural Gas Liquids	Texas

COMMERCIAL AND OTHER AGREEMENTS WITH PHILLIPS 66
Many of our assets are physically connected to, and integral to the operations of, Phillips 66’s wholly owned Alliance, Bayway, Billings, Ferndale, Lake Charles, Ponca City and Sweeny refineries and its jointly owned Borger and Wood River refineries. We have entered into multiple commercial agreements with Phillips 66, which include minimum volume commitments and inflation escalators. Currently, these agreements are the source of a significant portion of our revenue. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring, fractionation and processing services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly volumes of crude oil, refined petroleum products and NGL or minimum monthly capacity or service fees.

See Note 21—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of commercial and other agreements with Phillips 66.

COMPETITION
Many of our assets are subject to contractual relationships with Phillips 66 under our commercial agreements and are directly connected to Phillips 66’s owned or operated refineries. As a result, we believe that we will not face significant competition from other pipelines, terminals, storage facilities, rail racks, fractionators and processing units for Phillips 66’s transportation and terminaling requirements to and from the refineries we support. If Phillips 66’s customers were to reduce their purchases of refined petroleum products, Phillips 66 might only ship the minimum volumes through our pipelines (or pay the shortfall payment if it does not ship the minimum volumes), which would cause a decrease in our revenue. Phillips 66 competes with integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own distribution and marketing systems. Phillips 66 also competes with other suppliers that purchase refined petroleum products for resale. Many of the entities in which we hold equity investments compete with other interstate and intrastate pipelines, rail and truck fleet operations, including those affiliated with major integrated petroleum and petrochemical companies, in terms of transportation fees, reliability and quality of customer service. Competition in any particular geographic area is significantly affected by the volume of products produced by refineries in that area, the volume of crude oil and natural gas liquids gathered and transported, and the availability of products and the cost of transportation to that area from distant locations.

RATES AND SAFETY REGULATIONS
Pipeline Rates
Our common carrier pipeline systems are subject to regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (FERC) regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992 (EPAct 1992) and the rules and regulations promulgated under those laws. FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. FERC is authorized to investigate such changes and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period the rate was in effect. FERC may also order a pipeline to change its rates and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint. EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates in effect at the time of the passage of EPAct 1992 for interstate transportation service were deemed just and reasonable and therefore are grandfathered rates. New rates have been established subsequent to EPAct 1992 for certain of our pipeline systems. FERC may change grandfathered rates upon complaint only after it is shown that:

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

EPAct 1992 required FERC to establish a simplified methodology to adjust non-market-based tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index (PPI) for finished goods. FERC’s indexing methodology is subject to review every five years. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. In December 2015, FERC issued a Final Order concluding its five-year review of the indexing methodology.  FERC established an index level permitting annual adjustment of an indexed ceiling by PPI for finished goods plus 1.23 percent for the five-year period commencing July 1, 2016, and ending June 30, 2021. A pipeline is not required to increase its rates up to the indexed ceiling but is permitted to do so. Rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking. FERC is seeking comment on a number of proposals, including: (1) whether the FERC should deny any increase in a rate ceiling or an annual index-based rate increase if a pipeline’s revenues exceed total costs by 15 percent for the prior 2 years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5 percent above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. FERC has not taken any further action on this matter.

While common carriers often use the indexing methodology to change their rates, they may elect to support proposed rates by using other methodologies such as cost-of-service rate making, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling). A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a common carrier can establish rates under settlement if agreed upon by all current shippers. We have used indexed rates and settlement rates for our different pipeline systems. If we used cost-of-service rate making to establish or support our rates, the issue of the proper allowance for federal and state income taxes could arise. In 2005, FERC issued a policy statement stating that it would permit common carriers, among others, to include an income tax allowance in cost-of-service rates to reflect actual or potential tax liability attributable to a regulated entity’s operating income, regardless of the form of ownership. Under FERC’s policy, a tax pass-through entity seeking such an income tax allowance must establish that its partners or members have an actual or potential income tax liability on the regulated entity’s income. Whether a pipeline’s owners have such actual or potential income tax liability is subject to review by FERC on a case-by-case basis. Although this policy is generally favorable for common carriers that are organized as pass-through entities, it still entails rate risk due to the FERC’s case-by-case review approach. The application of this policy, as well as any decision by FERC regarding our cost of service, may also be subject to review in the courts. On December 23, 2016, FERC issued an Inquiry Regarding the Commission’s Policy for Recovery of Income Tax Costs. FERC received comments from industry and the public regarding how to address any double recovery resulting from the FERC’s current income tax allowance and rate of return policies. FERC has not taken any further action on this matter.

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

Pipeline Safety
Our assets are subject to increasingly strict safety laws and regulations. The transportation and storage of crude oil, natural gas liquids and refined petroleum products involves a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, any such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, and significant business interruption. The United States Department of Transportation (DOT) has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of pipeline assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans. We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979 (the HLPSA). The HLPSA delegated to DOT the authority to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992 (the PSA), which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas (HCAs), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act (the APSPA), which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel. In the Pipeline Inspection, Protection, Enforcement, and Safety Act of 2006, Congress required mandatory inspections for certain U.S. crude oil and natural gas transmission pipelines in HCAs and mandated that regulations be issued for low-stress hazardous liquid pipelines and pipeline control room management. We are also subject to the Pipeline Safety, Regulatory Certainty and Job Creation Act of 2011, which increased penalties for safety violations, established additional safety requirements for newly constructed pipelines, and required studies of certain safety issues that could result in the adoption of new regulatory requirements for existing pipelines.

DOT’s Pipeline and Hazardous Materials Safety Administration (PHMSA) administers compliance with these statutes and has promulgated comprehensive safety standards and regulations for the transportation of hazardous liquid by pipeline, including regulations for (i) the design and construction of new pipeline systems or those that have been relocated, replaced, or otherwise changed; (ii) pressure testing of new pipelines; (iii) operation and maintenance of pipeline systems, establishing programs for public awareness and damage prevention, and managing the operation of pipeline control rooms; (iv) protection of steel pipelines from the adverse effects of internal and external corrosion; and (v) integrity management requirements for pipelines in HCAs. On January 13, 2017, PHMSA issued a final rule amending federal safety standards for hazardous liquid pipelines. The general effective date of this final rule is six months from publication in the Federal Register, but it is currently subject to further administrative review. The final rule addresses several areas including reporting requirements for gravity and unregulated gathering lines, inspections after weather or climatic events, leak detection system requirements, revisions to repair criteria and other integrity management revisions. In addition, PHMSA issued new regulations on January 23, 2017, on operator qualification, cost recovery, accident and incident notification and other pipeline safety changes. These new regulations were effective March 24, 2017. These regulations are also subject to potential further review. We do not anticipate that we would be impacted by either of these regulatory initiatives to any greater degree than other similarly situated competitors.

We monitor the structural integrity of our pipelines through a program of periodic internal assessments using high resolution internal inspection tools, as well as hydrostatic testing and direct assessment that conforms to regulatory standards. We accompany these assessments with a review of the data and repair anomalies, as required, to ensure the integrity of the pipeline. We then utilize sophisticated risk algorithms and a comprehensive data integration effort to ensure that the highest risk-assessed pipelines receive priority for subsequent integrity assessments. We use external coatings and impressed-current cathodic protection systems to protect against external corrosion. We conduct all cathodic protection work in accordance with National Association of Corrosion Engineers standards. We continually monitor, test and record the effectiveness of these corrosion inhibiting systems.

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

Terminal Safety
Our operations are subject to regulations promulgated by the U.S. Occupational Safety and Health Administration (OSHA), DOT and comparable state and local regulations. For each of our terminal facilities, we have identified which assets are subject to the jurisdiction of OSHA or DOT. Certain of our terminals are under the dual jurisdiction of DOT and OSHA, whereby certain portions of the terminal are subject to OSHA regulation and other assets at the terminal are subject to DOT regulation due to the type of asset and the configuration of the terminal. Our terminal facilities are operated in a manner consistent with industry safety practices and standards. The tanks designed for crude oil and refined product storage at our terminals are equipped with appropriate emission controls to promote safety. Our terminal facilities have response plans, spill prevention and control plans, and other programs to respond to emergencies.

Rail Safety
Our rail operations involve crude oil loading, receiving and unloading activities. Generally, rail operations are subject to regulations promulgated by the U.S. Department of Transportation Federal Railroad Administration, PHMSA and comparable state and local regulations. We believe our rail operations are in material compliance with all applicable regulations and meet or exceed current industry standards and practices.

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

While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered in the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We currently are implementing our own cyber security programs and protocols; however, we cannot guarantee their effectiveness. A significant cyber attack could have a material effect on our operations and those of our customers.

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

Expensed environmental costs were $8 million in 2017 and are expected to be less than $5 million in 2018 and 2019. The majority of the environmental expenses forecasted for 2018 and 2019 relate to environmental matters attributable to ownership of our assets prior to their acquisition from Phillips 66. Phillips 66 has agreed to retain responsibility for these liabilities. Accordingly, although these amounts would be expensed by us, there would be no required cash outflow from us. See the “Indemnification and Excluded Liabilities” section to follow for additional information on Phillips 66-retained liabilities. Capitalized environmental costs were $7 million in 2017 and are expected to be approximately the same in 2018 and 2019. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

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

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. For compliance years 2015, 2016, 2017 and 2018, the U.S. Environmental Protection Agency (EPA) reduced the statutory volumes of advanced and total renewable fuels using authority granted to it under the EISA. The EPA’s actions pertaining to these compliance years have been or, with respect to 2018, are expected to soon be, legally challenged.

Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include existing requirements to report emissions of GHGs to the EPA, and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our GHG emissions or those of Phillips 66. In addition, the United Nations Framework Convention on Climate Change, commonly known as the Paris Agreement, entered into force on November 4, 2016. The Paris Agreement could lead to further GHG emission reduction requirements. Requiring reductions in GHG emissions could result in increased costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. These requirements may also impact Phillips 66’s domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations. In 2017, however, the President of the United States announced his intention to withdraw the United States from the Paris Agreement.

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

Waste Management and Related Liabilities
To some extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water, and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation, and disposal of solid and liquid hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed.

The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance,” and, as a result, we may be jointly and severally liable under CERCLA for all or part of the costs required to clean up sites.

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

We currently own and lease, and Phillips 66 has in the past owned and leased, properties where hydrocarbons are being handled or for many years have been handled. Although we utilized operating and disposal practices that were standard in the industry at the time, hydrocarbons or other waste may have been disposed of or released on or under the properties owned or leased by us or on or under other locations where these wastes have been transported for disposal. In addition, many of these properties were operated by third parties whose treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed thereon may be subject to CERCLA, RCRA and analogous state laws. Under these laws, we could be required to remove or remediate previously disposed wastes (including wastes disposed of or released by prior owners or operators), to clean up contaminated property (including contaminated groundwater), or to perform remedial operations to prevent further contamination.

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

In addition, the transportation and storage of crude oil and petroleum products over and adjacent to water involves risk and subjects us to the provisions of OPA 90 and related state requirements. Among other requirements, OPA 90 requires the owner or operator of a vessel or a facility to maintain an emergency plan to respond to releases of oil or hazardous substances. Also, in case of any such release, OPA 90 requires the responsible entity to pay resulting removal costs and damages. OPA 90 also provides for civil penalties and imposes criminal sanctions for violations of its provisions. We operate facilities at which releases of oil and hazardous substances could occur. We have implemented emergency spill response plans for all of our components and facilities covered by OPA 90, and we have established SPCC plans for facilities subject to Clean Water Act SPCC requirements. Construction or maintenance of our pipelines, terminals and storage facilities may impact wetlands, which are also regulated under the Clean Water Act by the EPA and the United States Army Corps of Engineers. Regulatory requirements governing wetlands (including associated mitigation projects) may result in the delay of our projects while we obtain necessary permits and may increase the cost of new projects and maintenance activities.

Workplace Safety
We are subject to requirements promulgated by OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements, and monitoring of occupational exposure to regulated substances.

Endangered Species Act
The Endangered Species Act and its state law equivalents restrict activities that may affect endangered species or their habitats. While some of our facilities are in areas that may be designated as habitats for endangered species, we believe we are in substantial compliance with the Endangered Species Act. However, the discovery of previously unidentified endangered species could cause us to incur additional costs or become subject to operating restrictions or bans in the affected area.

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

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize non-cash expenses and associated non-cash capital contributions from our General Partner, as these are considered liabilities paid for by a principal unitholder.

GENERAL

Major Customer
Phillips 66 accounted for 95 percent, 95 percent, and 94 percent of our total operating revenues in the years ended December 31, 2017, 2016 and 2015, respectively. Through our wholly owned and joint-venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation, crude oil processing, and rail-unloading services to Phillips 66.

Seasonality
The volumes of crude oil, refined petroleum products and NGL transported in our wholly owned and joint-venture pipelines, stored in our terminals, rail racks and storage facilities and processed through our fractionator and processing units are directly affected by the level of supply and demand for crude oil, refined petroleum products and NGL in the markets served directly or indirectly by our assets. The effects of seasonality on our cash flows should be substantially mitigated through the use of fee-based commercial agreements that include minimum volume commitments.

Pipeline Control Operations
Our wholly owned pipeline systems are operated from a central control room owned and operated by Phillips 66. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. The control center operates remote pumps, motors, and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline systems. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.

Employees
We are managed and operated by the executive officers of our General Partner with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of December 31, 2017, Phillips 66 employed approximately 575 people who provided direct support for our operations.

Website Access to SEC Reports
Our Internet website address is http://www.phillips66partners.com. Information contained on our Internet website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (the SEC). Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. We also post on our website our beneficial ownership reports filed by officers and directors of our General Partner, as well as principal security holders, under Section 16(a) of the Securities Exchange Act of 1934, governance guidelines, audit and conflicts committee charters, code of business ethics and conduct, and information on how to contact our General Partner’s Board of Directors.

Item 1A. RISK FACTORS

You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common units.

Risks Related to Our Business

Phillips 66 accounts for a substantial portion of our revenue. If Phillips 66 changes its business strategy and is unable to satisfy its obligations under our commercial agreements or significantly reduces the volumes transported through our pipelines or terminals or stored at our storage assets, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.

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

•
The ability of Phillips 66 to obtain credit and financing on acceptable terms in light of uncertainty and illiquidity in credit and capital markets, which could also adversely affect the financial strength of business partners.

•
A deterioration in Phillips 66’s credit profile could increase Phillips 66’s costs of borrowing money and limit Phillips 66’s access to the capital markets and commercial credit, which could also trigger co-venturer rights under Phillips 66’s joint-venture arrangements.

•
The substantial capital expenditures and operating costs required to comply with existing and future environmental laws and regulations, including climate change regulations, could impact or limit Phillips 66’s current business plans and reduce product demand.

•	The effects of domestic and worldwide political and economic developments could materially reduce Phillips 66’s profitability and cash flows.

•
Large capital projects can take many years to complete, and market conditions could significantly deteriorate between the project approval date and the project startup date, negatively impacting Phillips 66’s project returns.

•	Investments in joint ventures decrease Phillips 66’s ability to manage risk and may adversely affect the distributions that Phillips 66 receives from the joint ventures.

•	Significant losses resulting from the hazards and risks of operations may not be fully covered by insurance and could adversely affect Phillips 66’s operations and financial results.

•	Interruptions of supply and increased costs as a result of Phillips 66’s reliance on third-party transportation of crude oil, natural gas liquids (NGL) and refined products.

•	Increased regulation of hydraulic fracturing could result in reductions or delays in domestic production of crude oil and natural gas, which could adversely impact Phillips 66’s results of operations.

•	Competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage over Phillips 66.

•	Potential losses from Phillips 66’s forward-contract and derivative transactions may have an adverse impact on its results of operations and financial condition.

•	A significant interruption, including interruptions related to disruptions in information technology systems, in one or more of Phillips 66’s facilities could adversely affect its business.

•
Any decision by Phillips 66 to temporarily or permanently curtail or shut down operations at one or more of its domestic refineries or other facilities and reduce or terminate its obligations under our commercial agreements.

•
Indemnification of ConocoPhillips by Phillips 66 for various matters that may arise related to Phillips 66’s separation from ConocoPhillips may have an adverse impact on its results of operations and financial condition.

Phillips 66 is not obligated to use our services with respect to volumes of crude oil, NGL or products in excess of the minimum volume commitments under its commercial agreements with us.

We may not generate sufficient distributable cash flow to support the payment of the minimum quarterly distribution to our unitholders.

The amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, as well as distributions from our joint ventures, which will fluctuate from quarter to quarter based on, among other things:

•	The volume of NGL, crude oil and refined petroleum products we or our joint ventures transport and terminal, the volume of NGL we fractionate, and the volume of crude oil residuals we process.

•	The rates with respect to volumes that we transport, store, terminal, process and fractionate.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including but not limited to the following:

•	The amount of our operating expenses and general and administrative expenses, including reimbursements to Phillips 66, which are not subject to any caps or other limits, in respect of those expenses.

•	Phillips 66’s application of any remaining credit amounts to any volumes handled by our assets after the expiration or termination of our commercial agreements.

•	Phillips 66’s application of credit amounts under our throughput and deficiency agreements, which may be applied towards deficiency payments in future periods.

•	The level of maintenance capital expenditures we make.

•	Our debt service requirements and other liabilities.

•	Our ability to borrow funds and access capital markets.

•	Restrictions contained in our revolving credit facility and other debt service requirements.

•	Changes in commodity prices.

Phillips 66 may suspend, reduce or terminate its obligations under our commercial agreements, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our commercial agreements and operational services agreement with Phillips 66 include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations under the applicable agreement if certain events occur, such as Phillips 66’s determination to suspend refining operations at one of its refineries with which any of our assets are associated, either permanently or indefinitely for a period that will continue for at least twelve months. Under our commercial agreements, Phillips 66’s minimum volume commitments will cover less than 100 percent of the operating capacity of our assets. Any such reduction, suspension or termination of Phillips 66’s obligations could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

Our operations are subject to all of the risks and operational hazards inherent in processing, fractionating, transporting, terminaling and storing crude oil, NGL and refined petroleum products, including:

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Phillips 66’s refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil. A serious accident at our facilities or at Phillips 66’s facilities could result in serious injury or death to employees or contractors working at those facilities could expose us to significant liability for personal injury claims and reputational risk. We have no control over the operations at Phillips 66’s refineries and their associated facilities.

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

Our expansion of existing assets and construction of new assets may not result in revenue increases and will be subject to regulatory, environmental, political, legal and economic risks, which could adversely affect our results of operations, financial condition or our ability to make distributions to our unitholders.

In order to optimize our existing asset base, we intend to evaluate and capitalize on organic opportunities for expansion projects in order to increase revenue on our pipeline, terminal, fractionation, processing and storage systems. The expansion of an existing pipeline, terminal, fractionation, processing or storage facility, such as by adding horsepower, pump stations or loading/unloading racks, or the construction of a new pipeline, terminal, fractionator, processing or storage asset, involves numerous regulatory, environmental, political and legal uncertainties, most of which are beyond our control. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all. Moreover, we may not receive sufficient long-term contractual commitments from customers to provide the revenue needed to support such projects, and we may be unable to negotiate acceptable interconnection agreements with third-party pipelines to provide destinations for increased throughput. Even if we receive such commitments or make such interconnections, we may not realize an increase in revenue for an extended period of time. As a result, new facilities may not be able to attract enough throughput to achieve our expected investment return, which could materially and adversely affect our results of operations and financial condition and our ability in the future to make distributions to our unitholders.

Our investments in joint ventures involve numerous risks that may affect the ability of these joint ventures to make distributions to us.

We conduct some of our operations through joint ventures in which we share control with our joint-venture participants.  Our joint-venture participants may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture, or our joint-venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone.  Failure by us, or an entity in which we have a joint-venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.  In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the venture to make future distributions to us.

We do not own all of the land on which our operations are located, which could result in disruptions to our operations.

We do not own all of the land on which our operations are located, and therefore, we are subject to the possibility of more onerous terms and increased costs to retain necessary land use if we do not have valid leases or rights-of-way or if such rights-of-way lapse or terminate. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Our loss of these rights, through our inability to renew right-of-way contracts or otherwise, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

Restrictions in our revolving credit facility and senior note indentures could adversely affect our business, financial condition, results of operations, ability to make cash distributions to our unitholders and the value of our units.

We depend on the earnings and cash flows generated by our operations in order to meet any debt service obligations and to make cash distributions to our unitholders. The operating and financial restrictions and covenants in our revolving credit facility, senior note indentures and any other financing agreements could restrict our ability to finance our future operations or capital needs or to expand or pursue our business activities, which may, in turn, limit our ability to make cash distributions to our unitholders.

The provisions of our revolving credit facility and senior note indentures could affect our ability to obtain future financing and pursue attractive business opportunities and our flexibility in planning for, and reacting to, changes in business conditions. In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default that would enable our lenders to terminate their commitments and declare any outstanding principal of that debt, together with accrued interest, to be immediately due and payable. If the payment of our debt is accelerated, defaults under our senior note indentures and other debt instruments, if any, may be triggered. If triggered, our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity, for additional information about our revolving credit facility.

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

Transportation of crude oil, NGL and refined petroleum products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks and could subject us to the provisions of the OPA 90 and similar state environmental laws should a spill occur from our pipelines. We and Phillips 66 have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined petroleum products; however, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available at any given time. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or petroleum products into navigable waters. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations. Our failure to comply with these or any other environmental, safety or pipeline-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition, or results of operations. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. See Items 1 and 2. Business and Properties—Environmental Regulations and Items 1 and 2. Business and Properties—Rates and Safety Regulations—Pipeline Safety, for additional information.

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

Hydraulic fracturing is a common practice used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and presently, is primarily regulated by state agencies. However, Congress has historically and may in the future consider legislation to regulate hydraulic fracturing by federal agencies. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA also has adopted regulations requiring “green completions” of hydraulically fractured wells and is moving forward with, among other things, various regulations relating to certain emission requirements for some midstream equipment. We do not believe these new regulations will have a direct effect on our operations. If new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where producers of product we ship operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities.  The producers’ added costs or delays could reduce demand for our transportation and midstream services.

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

Our pipelines, terminals, fractionator, processing and storage assets are generally long-lived assets, and many of them have been in service for many years. The age and condition of our assets could result in increased maintenance or repair expenditures in the future. Any significant increase in these expenditures could adversely affect our results of operations, financial position or cash flows, as well as our ability to make cash distributions to our unitholders.

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

Additionally, we rely on the information technology infrastructure of Phillips 66 to conduct our operations. The systems and networks we rely on, as well as those of our vendors and counterparties, may become the target of cyber attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information as well as disrupt our operations or damage our facilities. Additionally, as cyber incidents continue to evolve and escalate, we may be required to reimburse Phillips 66 for additional costs incurred associated with the modification or enhancement of systems or networks that directly serve our operations in order to prevent or remediate such attacks. We do not maintain specialized insurance for possible liability or loss resulting from a cyber attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

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

Certain of our pipelines provide interstate service that is subject to regulation by FERC. FERC uses prescribed rate methodologies to develop regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by FERC may not recover all of our costs of providing services. In addition, these methodologies and changes to FERC’s approved rate methodologies, or challenges to our application of an approved methodology, could also adversely affect our rates.

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

As of December 31, 2017, Phillips 66 owned, through Phillips 66 PDI, a 2 percent general partner interest and a 55 percent limited partner interest in us and owned and controlled our General Partner. Additionally, Phillips 66 continues to own a 50 percent equity interest in DCP Midstream, LLC (DCP Midstream), and a 50 percent equity interest in Chevron Phillips Chemical Company LLC (CPChem). Although our General Partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Phillips 66. Conflicts of interest may arise between Phillips 66 and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Phillips 66, over the interests of our common unitholders. These conflicts include, among others, the following:

•
Neither our partnership agreement nor any other agreement requires Phillips 66 to pursue a business strategy that favors us or utilizes our assets. For example, Phillips 66 could decide to increase or decrease refinery production, shut down or reconfigure a refinery, pursue and grow particular markets, or undertake acquisition or disposition opportunities, all without regard for the decisions’ impact on us. Phillips 66’s directors and officers have a fiduciary duty to make these decisions in the best interests of the stockholders of Phillips 66.

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

Our partnership agreement requires that we distribute all of our available cash to our unitholders. As a result, we expect to primarily rely upon external financing sources, including related-party financing from Phillips 66, borrowings under our revolving credit facility and future issuances of equity and debt securities, to fund our acquisitions and expansion capital expenditures. Therefore, to the extent we are unable to finance our growth externally, our cash distribution policy may significantly impair our ability to grow. In addition, because we will distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. To the extent we issue additional units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. There are no limitations in our partnership agreement on our ability to issue additional units, including units ranking senior to our common units as to distributions or in liquidation or that have special voting rights and other rights, and our unitholders will have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such additional units. The incurrence of additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

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

Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement, amended and restated operational services agreement and tax sharing agreement, our General Partner determines the amount of these expenses. Under the terms of the amended omnibus agreement we will be required to reimburse Phillips 66 for the provision of certain operational and administrative support services to us. Under our amended and restated operational services agreement, we will be required to reimburse Phillips 66 for the provision of certain maintenance, operating, administrative and construction services in support of our operations. Under our tax sharing agreement, we will reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 as a result of our results of operations being included in a combined or consolidated tax return filed by Phillips 66. Our General Partner and its affiliates also may provide us other services for which we will be charged fees as determined by our General Partner. The costs and expenses for which we are required to reimburse our General Partner and its affiliates are not subject to any caps or other limits. Payments to our General Partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.

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

The unitholders are unable initially to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units and Series A preferred units (on an as-converted basis) voting as a single class is required to remove our General Partner. As of December 31, 2017, our General Partner and its affiliates owned approximately 51 percent of our total outstanding common units and Series A preferred units (on an as-converted basis) in aggregate.

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

At December 31, 2017, Phillips 66 held 68,760,137 common units. We have agreed to provide Phillips 66 with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

If at any time our General Partner and its affiliates own more than 80 percent of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, you may be required to sell your common units at an undesirable time or price and may not receive any return on your investment. You may also incur a tax liability upon a sale of your units. Our General Partner and its affiliates owned approximately 57 percent of our common units in aggregate as of December 31, 2017. Including Series A preferred units on an as-converted basis, our General Partner would own 51 percent of our common units in aggregate at December 31, 2017.

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

Our General Partner has the right, at any time when it has received distributions on its incentive distribution rights at the highest level to which it is entitled (48 percent, in addition to distributions paid on its 2 percent general partner interest) for each of the prior four consecutive fiscal quarters, to reset the initial target distribution levels at higher levels based on our distributions at the time of the exercise of the reset election. Following a reset election, the minimum quarterly distribution will be adjusted to equal the reset minimum quarterly distribution, and the target distribution levels will be reset to correspondingly higher levels based on percentage increases above the reset minimum quarterly distribution. If our General Partner elects to reset the target distribution levels, it will be entitled to receive a number of common units and general partner units. The number of common units to be issued to our General Partner will be equal to that number of common units that would have entitled their holder to an average aggregate quarterly cash distribution in the prior two quarters equal to the average of the distributions to our General Partner on the incentive distribution rights in such two quarters. Our General Partner will also be issued the number of general partner units necessary to maintain our General Partner’s interest in us at the level that existed immediately prior to the reset election. We anticipate that our General Partner would exercise this reset right in order to facilitate acquisitions or internal growth projects that would not be sufficiently accretive to cash distributions per common unit without such conversion. It is possible, however, that our General Partner could exercise this reset election at a time when it is experiencing, or expects to experience, declines in the cash distributions it receives related to its incentive distribution rights and may, therefore, desire to be issued common units rather than retain the right to receive distributions based on the initial target distribution levels. This risk could be elevated if our incentive distribution rights have been transferred to a third party. As a result, a reset election may cause our common unitholders to experience a reduction in the amount of cash distributions they would have otherwise received had we not issued new common units and general partner units in connection with resetting the target distribution levels. Additionally, our General Partner has the right to transfer all or any portion of our incentive distribution rights at any time, and such transferee shall have the same rights as the General Partner relative to resetting target distributions if our General Partner concurs that the tests for resetting target distributions have been fulfilled.

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

Increases in interest rates could adversely impact the price of our common units, our ability to issue equity, or our ability to make distributions at our intended levels.

Similar to other yield-oriented securities, our common unit price is impacted by our level of distributions and the implied distribution yield of our common units. The distribution yield is often utilized by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positively or negatively, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity, or our ability to make distributions at our intended levels.

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

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21 percent, and would likely pay state and local income tax at varying rates. Distributions would generally be taxable to the unitholder as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to unitholders. Because a tax would be imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to unitholders. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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
We prorate our items of income, gain, loss and deduction for federal income tax purposes between transferors and transferees of our units each month based upon the ownership of our units on the first business day of each month, instead of on the basis of the date a particular unit is transferred. Treasury Regulations permit publicly traded partnerships to use a monthly simplifying convention that is similar to ours, but they do not specifically authorize all aspects of the proration method we have adopted. If the IRS were to successfully challenge this method, we could be required to change the allocation of items of income, gain, loss and deduction among our unitholders.
We have adopted certain valuation methodologies in determining a unitholder’s allocations of income, gain, loss and deduction. The IRS may challenge these methodologies or the resulting allocations, and such a challenge could adversely affect the value of our common units.
In determining the items of income, gain, loss and deduction allocable to our unitholders, in certain circumstances, including when we issue additional units, we must determine the fair market value of our assets. Although we may, from time to time, consult with professional appraisers regarding valuation matters, we make many fair market value estimates using a methodology based on the market value of our common units as a means to measure the fair market value of our assets. The IRS may challenge these valuation methods and the resulting allocations of income, gain, loss and deduction.
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
We may be required to deduct and withhold amounts from distributions to foreign unitholders related to withholding tax obligations arising from the sale or disposition of our units by foreign unitholders.
Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10 percent of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because the “amount realized” would include a unitholder’s share of our nonrecourse liabilities, 10 percent of the amount realized could exceed the total cash purchase price for such disposed units. Due to this fact, our inability to match transferors and transferees of units, and other uncertainty surrounding the application of these withholding rules, the U.S. Department of the Treasury and the IRS have currently suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our units, until regulations or other guidance has been issued. It is unclear when such regulations or other guidance will be issued.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Quarterly Common Unit Prices and Cash Distributions Per Unit
Our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. The following table reflects intraday high and low sales prices per common unit and cash distributions declared to common unitholders for each quarter presented:

	Common Unit Price		Quarterly Cash Distribution Per Common Unit*
	High	Low
2017
First Quarter	$58.00	48.75	.586
Second Quarter	54.24	45.10	.615
Third Quarter	54.66	45.11	.646
Fourth Quarter	53.96	44.40	.678

2016
First Quarter	$66.81	49.02	.481
Second Quarter	64.83	50.15	.505
Third Quarter	56.45	46.31	.531
Fourth Quarter	49.24	42.47	.558
*Represents cash distribution attributable to the quarter and declared and paid within 45 days of quarter end pursuant to our partnership agreement.

Closing Common Unit Price at December 29, 2017	$52.35
Closing Common Unit Price at January 31, 2018	$52.64
Number of Unitholders of Record at January 31, 2018*	20
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

•	Provide for the proper conduct of our business (including reserves for our future capital expenditures, future acquisitions and future credit needs),

•	Comply with applicable law or any of our debt instruments or other agreements,

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

Preferred Unit Distribution. The holders of perpetual convertible preferred units (preferred units) are entitled to receive cumulative quarterly distributions equal to $0.678375 per unit for any quarter ending on or before September 30, 2020, and thereafter the quarterly distributions on each preferred unit will equal the greater of $0.678375 per unit or the amount that would have been distributed with respect to such preferred unit if it had been converted into common units at the then applicable conversion rate. The Partnership may not pay any distributions for any quarter on any securities that rank junior to the preferred units, including any common units and incentive distribution rights, unless the distribution payable to the preferred units with respect to such quarter, together with any previously accrued but unpaid distributions to the preferred units, have been paid in full.

Intent to Distribute the Minimum Quarterly Distribution. Under our current cash distribution policy, we intend to make at least the minimum quarterly distribution to the holders of our common units of $0.2125 per unit, to the extent we have sufficient available cash after the establishment of cash reserves. However, there is no guarantee that we will pay the minimum quarterly distribution on our common units in any quarter. The amount of distributions paid under our cash distribution policy and the decision to make any distribution is determined by our General Partner, in accordance with the terms of our partnership agreement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Revolving Credit Facility, for a discussion of the covenants included in our revolving credit facility that may restrict our ability to make distributions.

General Partner Interest and Incentive Distribution Rights. Our General Partner is entitled to 2 percent of all quarterly distributions that we make, other than with respect to any distributions we make on our preferred units as defined above. This general partner interest was represented by 2,480,051 general partner units at December 31, 2017. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2 percent interest in distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its 2 percent general partner interest.

Our General Partner also holds incentive distribution rights that entitle it to receive increasing percentages, up to a maximum of 48 percent, of the available cash we distribute from operating surplus (as defined in our partnership agreement) in excess of $0.244375 per unit per quarter. The maximum distribution of 48 percent does not include any distributions that our General Partner or its affiliates may receive on common or general partner units that they own.

Percentage Allocations of Available Cash. The following table illustrates the percentage allocations of available cash from operating surplus between the common unitholders and our General Partner based on the specified target distribution levels in the partnership agreement. The amounts presented under “Marginal Percentage Interest in Distributions” are the percentage interests of our General Partner and the common unitholders in any available cash from operating surplus we distribute up to and including the corresponding amount in the column “Total Quarterly Distribution Per Unit Target Amount.” The percentage interests shown for our common unitholders and our General Partner for the minimum quarterly distribution are also applicable to quarterly distribution amounts that are less than the minimum quarterly distribution. The percentage interests presented below for our General Partner include its 2 percent general partner interest and assume that our General Partner has contributed any additional capital necessary to maintain its 2 percent general partner interest, our General Partner has not transferred its incentive distribution rights and there are no arrearages on common units.

	Total Quarterly Distribution Per Unit Target Amount		Marginal Percentage Interest in Distributions
			Common Unitholders	General Partner

Minimum Quarterly Distribution	$0.212500		98%	2%
First Target Distribution	Above $0.212500	up to $0.244375	98%	2%
Second Target Distribution	Above $0.244375	up to $0.265625	85%	15%
Third Target Distribution	Above $0.265625	up to $0.318750	75%	25%
Thereafter	Above $0.318750		50%	50%

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for each of the five years in the period ended December 31, 2017. To ensure full understanding, the selected financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

Acquisitions from Phillips 66 are considered common control transactions. When businesses are acquired from Phillips 66 and consolidated by us, the financial information contained in the table below for periods prior to the acquisition date is retrospectively adjusted to include the historical financial results of the businesses acquired. When an asset or an investment accounted for by the equity method is acquired from Phillips 66, the financial information in the table below includes the results of those investments or assets prospectively from the date of acquisition.

On October 6, 2017, we acquired a 25 percent interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC, (together, the Bakken Pipeline) and a 100 percent interest in Merey Sweeny, L.P. (MSLP) from Phillips 66. This acquisition was deemed to be between entities under common control which, under applicable accounting guidelines, requires the assets and liabilities to be transferred at historical cost, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial information has been retrospectively adjusted to include the historical results and financial position of the acquired businesses for the period from February 1, 2017, through October 5, 2017. For periods prior to February 1, 2017, both the Bakken Pipeline and MSLP investments were accounted for under the equity method of accounting by Phillips 66, and thus, were not subject to retrospective adjustments.

See Note 4—Acquisitions and Note 5—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions that affect the comparability of the information below.

	Millions of Dollars Except Per Unit Amounts
	2017	2016	2015	2014	2013

Statement of income data:
Operating revenues—related parties	$894	727	582	531	441
Operating revenues—third parties	40	31	30	24	20
Equity in earnings of affiliates	223	114	77	—	—
Net income	524	408	306	245	174
Net income attributable to the Partnership	461	301	194	116	29
Limited partners’ interest in net income attributable to the Partnership	292	209	153	108	29
Net income attributable to the Partnership per limited partner unit (basic and diluted)
Common units—basic	2.60	2.20	2.02	1.48	0.40
Common units—diluted	2.59	2.20	2.02	1.48	0.40
Subordinated units—Phillips 66—basic and diluted	—	—	1.24	1.45	0.40
Cash distributions paid per limited partner unit	2.4050	1.9750	1.5380	1.1176	0.1548

Balance sheet data:
Total assets	5,334	4,109	3,662	2,034	1,672
Long-term debt	2,920	2,396	1,091	18	—
Notes payable—related parties	—	—	964	764	—

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

2017 developments included:

•
Bakken Pipeline/MSLP Acquisition. On October 6, 2017, we acquired from Phillips 66 a 25 percent interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, the Bakken Pipeline) and a 100 percent interest in Merey Sweeny, L.P. (MSLP). Collectively, the assets acquired in the acquisition are referred to as the Bakken Pipeline/MSLP Acquisition. We paid Phillips 66 total consideration of $1.65 billion, consisting of $372 million in cash, the assumption of $588 million of promissory notes payable to Phillips 66 and a $450 million term loan under which Phillips 66 was the obligor, and the issuance of 5,005,778 newly issued units, allocated between common units and General Partner units.

•
Private Placement of Preferred and Common Units. On October 6, 2017, we issued 13,819,791 perpetual convertible preferred units generating gross proceeds of $750 million and 6,304,204 common units generating gross proceeds of $300 million in a private placement. Together, the units issued in the private placement resulted in net proceeds of approximately $1.03 billion, after deducting offering and transaction expenses. The private placement was executed, in part, to fund the cash portion of, and to repay a portion of the debt assumed in, the Bakken Pipeline/MSLP Acquisition.

•
Issuance of Senior Notes. On October 13, 2017, we issued $650 million of senior notes in a public debt offering and received proceeds of $643 million, net of underwriting discounts, commissions and offering expenses. The proceeds from the public debt offering were used to repay the remaining debt balances assumed in the Bakken Pipeline/MSLP Acquisition and to repay our outstanding indebtedness under our revolving credit facility. Additionally, proceeds from the offering will be used for general partnership purposes, including funding of future acquisitions and organic projects.

Basis of Presentation
We have acquired assets from Phillips 66 that were considered transfers of businesses between entities under common control. This required the transactions to be accounted for as if the transfers had occurred at the beginning of the transfer period, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired businesses prior to the effective date of each acquisition. We refer to these pre-acquisition operations as those of our “Predecessors.”

See the “Basis of Presentation” section of Note 1—Business and Basis of Presentation, in the Notes to Consolidated Financial Statements, for additional information on the content and comparability of our historical financial statements.

Executive Overview
Net income and net income attributable to the Partnership were $524 million and $461 million, respectively, in 2017. We generated cash from operations of $724 million and raised net proceeds of $1,848 million in debt and equity offerings. This cash was primarily used to fund strategic acquisitions of businesses and assets, fund capital expenditures and make quarterly cash distributions to our unitholders and General Partner. As of December 31, 2017, we had cash and cash equivalents of $185 million, total debt of $2,945 million, and unused capacity under our revolving credit facility of $750 million.

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

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repair and maintenance expenses. Operating and maintenance expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during the period. Although we seek to manage our maintenance expenditures on our facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is regularly performed.

Our operating and maintenance expenses are also affected by volumetric gains/losses resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any NGL, crude oil, or refined petroleum product volumetric gains and losses are determined by reference to the monthly average reference price for the applicable commodity. Any gains and losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) plus net interest expense, income taxes, depreciation and amortization attributable to both the Partnership and our Predecessors.

Adjusted EBITDA is the EBITDA directly attributable to the Partnership after deducting the EBITDA attributable to our Predecessors, further adjusted for:

•	The proportional share of equity affiliates’ net interest expense, income taxes and depreciation and amortization.

•	Transaction costs associated with acquisitions.

•	Certain other noncash items, including expenses indemnified by Phillips 66.
Distributable cash flow is defined as adjusted EBITDA less (i) the difference between equity affiliate distributions and proportional EBITDA, (ii) maintenance capital expenditures, (iii) net interest expense, (iv) income taxes paid and (v) preferred unit distributions, plus adjustments for deferred revenue impacts.

EBITDA, adjusted EBITDA, and distributable cash flow are not presentations made in accordance with generally accepted accounting principles (GAAP) in the United States. EBITDA, adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management believes external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

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
The GAAP performance measure most directly comparable to EBITDA and adjusted EBITDA is net income. The GAAP liquidity measure most directly comparable to EBITDA and distributable cash flow is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income or net cash provided by operating activities. They have important limitations as analytical tools because they exclude some items that affect net income and net cash provided by operating activities. Additionally, because EBITDA, adjusted EBITDA, and distributable cash flow may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

RESULTS OF OPERATIONS

	Millions of Dollars
Years Ended December 31	2017	2016	2015
Revenues and Other Income
Operating revenues—related parties	$894	727	582
Operating revenues—third parties	40	31	30
Equity in earnings of affiliates	223	114	77
Other income	12	1	6
Total revenues and other income	1,169	873	695

Costs and Expenses
Operating and maintenance expenses	321	216	203
Depreciation	116	96	61
General and administrative expenses	69	65	63
Taxes other than income taxes	33	33	27
Interest and debt expense	101	52	34
Other expenses	1	1	1
Total costs and expenses	641	463	389
Income before income taxes	528	410	306
Income tax expense	4	2	—
Net income	524	408	306
Less: Net income attributable to Predecessors	63	107	112
Net income attributable to the Partnership	461	301	194
Less: Preferred unitholders’ interest in net income attributable to the Partnership	9	—	—
Less: General partner’s interest in net income attributable to the Partnership	160	92	41
Limited partners’ interest in net income attributable to the Partnership	$292	209	153

Net cash provided by operating activities	$724	492	392

Adjusted EBITDA	$754	471	285

Distributable cash flow	$572	380	228

	Year Ended December 31
	2017	2016	2015
Pipeline, Terminal and Storage Volumes
	Thousands of Barrels Daily
Pipelines(1)
Pipeline throughput volumes
Wholly Owned Pipelines
Crude oil	971	1,009	979
Refined products and NGL	953	867	749
Total	1,924	1,876	1,728

Select Joint-Venture Pipelines(2)
NGL	392	333	236

Terminals
Terminaling throughput and storage volumes(3)
Crude oil(4)	543	541	519
Refined products and NGL	868	833	813
Total	1,411	1,374	1,332

Revenue Per Barrel (dollars)
Average pipeline revenue per barrel(5)	$0.62	0.60	0.64
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
(5) Excludes equity affiliates.

The following tables present reconciliations of EBITDA and adjusted EBITDA to net income, and EBITDA and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Year Ended December 31
	2017	2016	2015
Reconciliation to Net Income Attributable to the Partnership
Net income attributable to the Partnership	$461	301	194
Plus:
Net income attributable to Predecessors	63	107	112
Net income	524	408	306
Plus:
Depreciation	116	96	61
Net interest expense	99	52	34
Income tax expense	4	2	—
EBITDA	743	558	401
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	66	45	31
Expenses indemnified or prefunded by Phillips 66	8	6	2
Transaction costs associated with acquisitions	4	4	2
Less:
EBITDA attributable to Predecessors	67	142	151
Adjusted EBITDA	754	471	285
Plus:
Deferred revenue impacts* †	6	11	4
Less:
Equity affiliate distributions less than proportional EBITDA	29	28	19
Maintenance capital expenditures†	50	22	8
Net interest expense	100	52	34
Preferred unit distributions	9	—	—
Distributable cash flow	$572	380	228
Adjusted EBITDA for all prior periods has been retrospectively adjusted to present our proportional share of equity affiliates’ EBITDA, rather than cash distributions received.

*Difference between cash receipts and revenue recognition.
†Excludes MSLP capital reimbursements and turnaround impacts.

	Millions of Dollars
	Year Ended December 31
	2017	2016	2015
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$724	492	392
Plus:
Net interest expense	99	52	34
Income tax expense	4	2	—
Changes in working capital	(30)	28	(12)
Undistributed equity earnings	1	(1)	—
Other	(55)	(15)	(13)
EBITDA	743	558	401
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	66	45	31
Expenses indemnified or prefunded by Phillips 66	8	6	2
Transaction costs associated with acquisitions	4	4	2
Less:
EBITDA attributable to Predecessors	67	142	151
Adjusted EBITDA	754	471	285
Plus:
Deferred revenue impacts* †	6	11	4
Less:
Equity affiliate distributions less than proportional EBITDA	29	28	19
Maintenance capital expenditures†	50	22	8
Net interest expense	100	52	34
Preferred unit distributions	9	—	—
Distributable cash flow	$572	380	228
Adjusted EBITDA for all prior periods has been retrospectively adjusted to present our proportional share of equity affiliates’ EBITDA, rather than cash distributions received.

*Difference between cash receipts and revenue recognition.
†Excludes MSLP capital reimbursements and turnaround impacts.

Statement of Income Analysis

2017 vs. 2016

Operating revenues increased $176 million, or 23 percent, in 2017. The increase was primarily related to the acquisition of MSLP in 2017. In addition, the increase in revenues was due to higher volumes due to a full year of operations at the River Parish NGL System acquired in November 2016, and additional storage capacity coming online at Clemens Caverns.

Equity in earnings of affiliates increased $109 million, or 96 percent, in 2017, mainly resulting from the Bakken Pipeline acquisition in 2017. In addition, the increase was due to higher earnings from DCP Sand Hills Pipeline, LLC (Sand Hills), Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal), and a full year of earnings from Bayou Bridge Pipeline, LLC (Bayou Bridge).

Other income increased $11 million in 2017. The increase was primarily due to the receipt of tax-related contractual make-whole payments associated with the transfer of a co-venturer’s interest in Sand Hills and DCP Southern Hills Pipeline, LLC (Southern Hills) to DCP Midstream, LP.

Operating and maintenance expenses increased $105 million, or 49 percent, in 2017. The increase was primarily due to additional operating expenses associated with the acquisition of MSLP in 2017 and the River Parish NGL System acquired in November 2016.

Depreciation increased $20 million, or 21 percent, in 2017, mainly attributable to the MSLP acquisition in 2017 and the River Parish NGL System acquired in November 2016. Additionally, the increase was due to additional storage capacity coming online at Clemens Caverns and accelerated depreciation for assets taken out of service.

Interest and debt expense increased $49 million, or 94 percent, in 2017, due to a higher average debt principal balance as a result of the issuances of $1,125 million and $650 million in aggregate senior notes in October 2016 and October 2017, respectively. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

2016 vs. 2015

Operating revenues increased $146 million, or 24 percent, in 2016. The increase was primarily attributable to additional revenues from the Sweeny NGL Fractionator and Clemens Caverns, which fully commenced operations in the fourth quarter of 2015. In addition, the increase was due to the acquisition of the River Parish NGL System acquired in November 2016 and higher throughput volumes on our Gold Line Products System and Borger Crude System due to lower maintenance and turnaround activities at the Borger Refinery.

Equity in earnings of affiliates increased $37 million, or 48 percent, in 2016, mainly resulting from a full year of earnings from our investments in Explorer Pipeline Company (Explorer), Sand Hills and Southern Hills, which we acquired in March 2015, and higher volumes on these systems. In addition, Bayou Bridge contributed to increased earnings as a result of the pipeline commencing service in April 2016.

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

Taxes other than income taxes increased $6 million, or 22 percent, in 2016, primarily due to the impact of the full commercial operations of the Sweeny NGL Fractionator and Clemens Caverns.

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

Operating Activities
During 2017, cash provided by operating activities was $724 million, a 47 percent improvement over cash from operations of $492 million in 2016. The improvement was mainly driven by distributions from the Bakken Pipeline in the second half of 2017, reflecting commencement of commercial operations in June 2017, earnings from MSLP and working capital impacts.

During 2016, cash provided by operating activities was $492 million, a 26 percent improvement over cash from operations of $392 million in 2015. The improvement was mainly driven by earnings from the Sweeny NGL Fractionator and Clemens Caverns, which became fully operational in the fourth quarter of 2015. This increase was partially offset by higher interest and debt expense.

Common Units
In October 2017, we completed a private placement of 6,304,204 common units representing limited partner interests at a price of $47.59 per common unit, for total proceeds of $295 million, net of underwriting discounts and commissions. The net proceeds were used in part to fund the cash portion of the Bakken Pipeline/MSLP Acquisition. See Note 4—Acquisitions for additional information.

In August 2016, we completed a public offering of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit (Second 2016 Unit Offering). We received proceeds (net of underwriting discounts and commissions) of $299 million from the offering. We utilized the net proceeds to repay the note assumed as part of the Initial Fractionator Acquisition and to repay other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to form STACK Pipeline LLC (STACK). See Note 4—Acquisitions and Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

In May 2016, we completed a public offering of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit (First 2016 Unit Offering). We received proceeds (net of underwriting discounts and commissions) of $656 million from the offering. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Acquisitions and Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

In February 2015, we completed a public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit. We received proceeds (net of underwriting discounts and commissions) of $384 million from the offering. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes. See Note 5—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information on the Sand Hills, Southern Hills and Explorer acquisition.

Preferred Units
In October 2017, we completed the private placement of 13,819,791 perpetual convertible preferred units (preferred units) representing limited partner interests at a price of $54.27 per preferred unit. We received proceeds of $737 million from the offering, net of offering and transaction expenses. The net proceeds were used in part to fund the cash portion of the Bakken Pipeline/MSLP Acquisition.

The preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per unit, beginning for the quarter ended December 31, 2017, with a prorated amount from the date of issuance. Following the third anniversary of the issuance of the preferred units, the holders of the preferred units will receive as a quarterly distribution the greater of $0.678375 per unit or the amount of per-unit distributions paid to common unitholders as if such preferred units had converted into common units immediately prior to the record date.

The holders of the preferred units may convert their preferred units into common units, on a one-for-one basis, at any time after the second anniversary of the issuance date, in full or in part, subject to minimum conversion amounts and conditions. After the third anniversary of the issuance date, we may convert the preferred units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions. See Note 12—Equity, in the Notes to Consolidated Financial Statements, for additional information on the preferred unit conversion features.

ATM Program
In June 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission in May 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, is referred to as our ATM Program). During the year ended December 31, 2017, on a settlement-date basis, we issued an aggregate of 3,372,716 common units under our ATM Program, generating net proceeds of $173 million, after broker commissions. During the year ended December 31, 2016, on a settlement-date basis, we issued an aggregate of 346,152 common units under our ATM Program, generating net proceeds of $19 million after broker commissions.

We filed a new shelf registration statement for a second continuous offering program that became effective with the Securities and Exchange Commission on January 23, 2018, related to the continuous offering of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by the market conditions and other factors at the time of our offerings.

The net proceeds from sales under the ATM Programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital. Issuances of common units under our ATM programs can reduce our General Partner’s interest below 2 percent. We expect the General Partner’s interest to be periodically restored to 2 percent in connection with dropdown transactions or through direct equity contributions. However, these future contributions from our General Partner cannot be assured. At December 31, 2017, our General Partner’s interest was slightly less than 2 percent.

Revolving Credit Facility
At December 31, 2017, we had no borrowings outstanding under our $750 million revolving credit facility established by our Credit Agreement dated June 7, 2013, as amended (the Credit Agreement).

We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million to a total of $1 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Credit Agreement for two additional one-year terms after its October 3, 2021, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

Outstanding borrowings under the Credit Agreement bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on our credit ratings in effect from time to time. Outstanding borrowings bearing interest at the Eurodollar rate become due and payable on the revolving credit facility’s termination date. Outstanding borrowings bearing interest at the base rate plus the applicable margin become due and payable on the earlier of the revolving credit facility’s termination date or the fourteenth business day after such borrowings were made. We may at any time and from time to time prepay outstanding borrowings under the Credit Agreement, in whole or in part, without premium or penalty. The Credit Agreement requires that the Partnership’s ratio of total debt to EBITDA for the prior four fiscal quarters must be no greater than 5.0:1.0 as of the last day of each fiscal quarter (and 5.5:1.0 during the period following certain specified acquisitions).

Our revolving credit facility is subject to customary financial covenants and limitations. We are in compliance with all such financial covenants and limitations.

Tax-Exempt Bonds
In connection with the Bakken Pipeline/MSLP Acquisition, we assumed four tranches of tax-exempt bonds issued by the Brazos River Harbor Navigation District. Each of the four tranches was issued in the amount of $25 million, with tranches maturing in 2018, 2020 and two tranches in 2021.

All four tranches accrue interest monthly based on a daily rate derived by the remarketing agent for the bonds. The interest rates are designed to represent the lowest rate acceptable by the tax-exempt, variable-rate bond market and approximate the tax-exempt bonds trading at par. At December 31, 2017, the rate for all four tranches averaged 1.94 percent.

Senior Bonds
In May 2017 and prior to their maturity, we repaid MSLP senior bonds assumed in the Bakken Pipeline/MSLP Acquisition with a carrying value of $136 million on the repayment date, which resulted in an immaterial gain.

Notes Payable
In March 2016, in connection with the Initial Fractionator Acquisition, we entered into an Assignment and Assumption of Note agreement with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under a term promissory note (the Initial Note) with a $212 million principal balance. In August 2016, using proceeds from a unit offering, we repaid the note in its entirety.

In May 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also in May 2016, using proceeds from a unit offering, we repaid two of the Subsequent Notes in their entirety, and reduced the outstanding balance on the remaining Subsequent Note to $19 million, which was subsequently repaid in June 2016.

Because the Initial Note, Subsequent Notes and MSLP tax-exempt bonds and senior bonds were held by entities we acquired in common control transactions, prior period debt balances were retrospectively presented as if we had held the notes and bonds since their inception in January 2014 in the case of the notes, and February 2017 in the case of the bonds.

2017 Senior Notes
In October 2017, we closed on a notes offering (2017 Notes Offering) of $650 million aggregate principal amount of unsecured senior notes consisting of:

•	$500 million of 3.750% Senior Notes due March 1, 2028.

•	An additional $150 million of our 4.680% Senior Notes due February 15, 2045.

Interest on the Senior Notes due 2028 is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2018. The Senior Notes due 2045 are an additional issuance of our Senior Notes due 2045, and interest is payable semiannually in arrears on February 15 and August 15 of each year. Total proceeds received from the 2017 Notes Offering were $643 million, net of underwriting discounts. We utilized the net proceeds to repay the remaining balances on the promissory notes and term loan assumed in the Bakken Pipeline/MSLP Acquisition and for general partnership purposes.

2016 Senior Notes
In October 2016, we closed on a notes offering (2016 Notes Offering) of $1,125 million aggregate principal amount of unsecured senior notes consisting of:

•	$500 million of 3.550% Senior Notes due October 1, 2026.

•	$625 million of 4.900% Senior Notes due October 1, 2046.

Interest on the 2016 Senior Notes is payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. Total proceeds received from the 2016 Notes Offering were $1,111 million, net of underwriting discounts. We utilized the net proceeds to fund the cash consideration for the Eagle Acquisition and for general partnership purposes.

We may on any one or more occasions redeem the 2017 Senior Notes and the 2016 Senior Notes, in whole or in part, prior to their maturity. Once notice of redemption is mailed and subject to the satisfaction of any conditions we may place on any such redemption, notes called for redemption become irrevocably due and payable on the redemption date at the redemption price pursuant to the provisions of the respective indentures.

Shelf Registration
We have a universal shelf registration statement on file with the SEC under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests, preferred units representing limited partner interests, and debt securities.

Off-Balance Sheet Arrangements
Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO) are parties to a $2.5 billion project financing transaction entered into in August 2016. In July 2017, as an owner of Dakota Access and ETCO, Phillips 66 and its co-venturers each issued a guarantee intended to cover their pro rata shares of interest expense for rolling six-month periods after the calculation date.  In October 2017, as part of the Bakken Pipeline/MSLP Acquisition, Phillips 66 Partners substituted its guarantee for that of Phillips 66.  Each co-venturer’s guarantee has a maximum guarantee amount which changes over time. Our maximum exposure under the guarantee amounted to $12 million as of December 31, 2017.

Capital Requirements

Acquisitions
During 2017, 2016 and 2015 we completed several major acquisitions, including:

•	The October 2017 Bakken Pipeline/MSLP Acquisition consisting of a 25 percent interest in the Bakken Pipeline and a 100 percent interest in MSLP.

•	The October 2016 Eagle Acquisition consisting of various Phillips 66 pipeline and terminal assets.

•	The May 2016 Subsequent Fractionator Acquisition, consisting of the remaining 75 percent interest in Sweeny Frac LLC and 100 percent of the Standish Pipeline.

•	The March 2016 Initial Fractionator Acquisition, consisting of a 25 percent controlling interest in Sweeny Frac LLC.

•	The March 2015 acquisition of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills and its 19.46 percent equity interest in Explorer.

See Note 4—Acquisitions, Note 5—Equity Investments and Note 18—Cash Flow Information, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions, including consideration paid and the cash and noncash elements of the transactions.

Capital Expenditures and Investments
Our operations can be capital intensive, requiring investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational requirements of our wholly owned and joint-venture entities. Our capital requirements consist of maintenance and expansion capital expenditures, as well as contributions to our joint ventures. Examples of maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or to maintain existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the years ended December 31, 2017, 2016 and 2015 were:

	Millions of Dollars
	2017	2016	2015

Capital expenditures and investments attributable to Partnership
Expansion	$300	439	197
Maintenance	52	22	8
Total	352	461	205
Capital expenditures attributable to Predecessors	82	96	690
Total capital expenditures and investments	$434	557	895

Capital expenditures attributable to Predecessors for the three-year period ended December 31, 2017, primarily reflected construction of the Sweeny Fractionator and Clemens Caverns, as well as contributions to Dakota Access and ETCO to fund construction, completion and startup of the Bakken Pipeline.

Our capital expenditures and investments attributable to the Partnership for the year ended December 31, 2017, were $352 million, reflecting:

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Contributions to STACK to extend the origination point of its pipeline system to access additional area producers and increase capacity.

•	Contributions to Bayou Bridge to continue progress on its pipeline segment from Lake Charles, Louisiana, to St. James, Louisiana.

•	Reactivation and upgrading of various tanks at the Bayway Products System to facilitate additional storage and gasoline blending.

•	Contributions to Paradigm Pipeline LLC (Paradigm) to fund its contributions to the Sacagawea Pipeline joint venture to construct a natural gas pipeline.

•	Contributions to Dakota Access and ETCO for post-construction spending related to the Bakken Pipeline.

•	Construction of a new isomerization unit at the Phillips 66 Lake Charles Refinery.

Our capital expenditures and investments attributable to the Partnership for the year ended December 31, 2016, were $461 million, reflecting:

•	Acquisition from a third party of the River Parish NGL System, NGL logistics assets, located in Southeast Louisiana.

•	Acquisition of a 50 percent interest in STACK, which owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil.

•	Increased storage capacity at Clemens Caverns to 7.5 million barrels.

•	Contribution to Paradigm to fund its contributions to the Sacagawea Pipeline, a crude oil gathering system in North Dakota.

•
Contributions to Bayou Bridge to construct a pipeline to transport crude from Nederland, Texas, to St. James, Louisiana.  The initial segment of the pipeline to the Phillips 66 refinery in Lake Charles, Louisiana, was placed in service in April 2016.

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Acquisition from a third party of an additional 2.48 percent equity interest in Explorer.

Our capital expenditures and investments attributable to the Partnership for the year ended December 31, 2015, were $205 million, reflecting:

•	Acquisition of Phillips 66’s interest in the Bayou Bridge Pipeline.

•	Shared construction costs of the joint-venture projects with Paradigm, including construction of the Palermo Rail Terminal and the Sacagawea Pipeline.

•	Construction, completion and startup of the Eagle Ford Gathering System.

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Reactivation and expansion of the Cross-Channel Connector Products System.

2018 Budget
We have forecasted capital expenditures and investments to be $595 million for the year ending December 31, 2018. Of that amount, $510 million is allocated to expansion projects and $85 million is targeted for maintenance capital spending. The forecasted capital expenditures and investments are directed toward spending on:

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Construction of the new isomerization unit at the Phillips 66 Lake Charles Refinery.

•	Contributions to Bayou Bridge to continue progress on its pipeline segment from Lake Charles, Louisiana, to St. James, Louisiana.

•	Contributions to Paradigm to fund its contributions to the Sacagawea Pipeline joint venture to construct a natural gas pipeline.

We anticipate forecasted maintenance capital expenditures to be primarily funded with cash from operations. We expect to rely primarily upon debt financing, our ATM Programs and a portion of our current cash and cash equivalents to fund any significant expansion capital expenditures in 2018.

Cash Distributions
On January 17, 2018, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.678 per common unit which, combined with distributions to our General Partner, and excluding distributions to holders of our preferred units, resulted in a total distribution of $129 million attributable to the fourth quarter of 2017. This distribution was paid February 13, 2018, to unitholders of record as of January 31, 2018.

Cash distributions are made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitles our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per common unit. Accordingly, based on the per-unit distribution declared on January 17, 2018, our General Partner received 36 percent of the fourth-quarter 2017 cash distribution in respect of its general partner interest and its ownership of all IDRs.

The following table summarizes our quarterly cash distributions for 2017 and 2016 to our common unitholders and our General Partner:

Quarter Ended	Quarterly Cash Distribution Per Common Unit* (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
December 31, 2017	$0.678	$129	February 13, 2018
September 30, 2017	0.646	121	November 13, 2017
June 30, 2017	0.615	104	August 11, 2017
March 31, 2017	0.586	95	May 12, 2017
December 31, 2016	0.558	88	February 13, 2017
September 30, 2016	0.531	82	November 14, 2016
June 30, 2016	0.505	70	August 12, 2016
March 31, 2016	0.481	56	May 12, 2016
*Cash distributions declared attributable to the indicated periods.

The holders of the preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit commencing for the quarter ended December 31, 2017, with a prorated amount from the date of issuance. Preferred unitholders received $9 million of distributions attributable to the fourth quarter of 2017.

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

Contractual Obligations
The following table summarizes our aggregate contractual obligations as of December 31, 2017:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$2,975	25	325	50	2,575
Interest on debt	1,979	113	225	213	1,428
Operating lease obligations	108	3	6	6	93
Purchase obligations (b)	123	92	14	8	9
Other long-term liabilities:
Asset retirement obligations	10	—	—	—	10
Accrued environmental costs	1	—	—	—	1
Total	$5,196	233	570	277	4,116

(a)	See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)
Represents any agreement to purchase goods or services that is enforceable and legally binding and that specifies all significant terms. Includes accounts payable reflected on our consolidated balance sheet.

In addition to the contractual obligations included in the table above, we are party to an amended omnibus agreement with Phillips 66. The amended omnibus agreement contractually requires us to pay a monthly operational and administrative support fee in the amount of $8 million to Phillips 66 for certain administrative and operational support services provided to us. The amended omnibus agreement generally remains in full force and effect so long as Phillips 66 controls our General Partner. Due to the indefinite nature of the agreement’s term, the fixed fee is not included in the contractual obligations table above.

Our preferred units are contractually entitled to receive cumulative quarterly distributions. As of December 31, 2017, distributions to our preferred unitholders are $38 million on an annual basis. However, subject to certain conditions, we or the holders of the preferred units may convert the preferred units into common units at certain anniversary dates after the issuance date. Due to the uncertain timing of any potential conversion, distributions related to the preferred units were not included in the contractual obligations table above.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2017 and 2016, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize non-cash expenses and associated non-cash capital contributions from our General Partner, as these are considered liabilities paid for by a principal unitholder.

CRITICAL ACCOUNTING ESTIMATES

The preparation of financial statements in conformity with GAAP requires management to select appropriate accounting policies and to make estimates and assumptions about future events that affect the reported amounts of assets, liabilities, revenues and expenses.

See Note 2—Summary of Significant Accounting Policies, in the Notes to Consolidated Financial Statements, for descriptions of our significant accounting policies. Certain of these accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts would have been reported under different conditions, or if different assumptions had been used. The following discussions of critical accounting estimates, along with the discussion of contingencies in this report, address all important accounting areas where the nature of accounting estimates or assumptions could be material due to the levels of subjectivity and judgment necessary to account for highly uncertain matters or the susceptibility of such matters to change.

Depreciation
We calculate depreciation expense using the straight-line method over the estimated useful lives of our properties, plants and equipment (PP&E), currently ranging from 3 years to 45 years. Changes in the estimated useful lives of our PP&E could have a material effect on our results of operations.

Impairments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate the carrying amount of an asset group may not be recoverable. If the sum of the undiscounted pretax cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other groups of assets, generally at a pipeline system, terminal, processing or fractionation system level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted using principal market participant assumptions when necessary. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future volumes, commodity prices, operating costs, margins, discount rates and capital project decisions, considering all available information at the date of review.

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

Environmental Costs
In addition to asset retirement obligations arising from contracts, permits and regulations, we have certain obligations to complete environmental-related projects. These obligations are primarily related to historical releases of refined petroleum products. Future environmental remediation costs are difficult to estimate because they are subject to change due to such factors as the uncertain magnitude of cleanup costs, the unknown time and extent of such remedial actions that may be required, and the determination of our liability in proportion to that of other responsible parties.

Goodwill
At December 31, 2017, we had $185 million of goodwill recorded in conjunction with past business combinations. The majority of our goodwill is related to acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. Goodwill is not amortized. Instead, goodwill is tested for impairment at a reporting unit level on an annual basis, or more frequently if impairment indicators arise. The reporting unit or units used to evaluate and measure goodwill for impairment are primarily determined from the manner in which the business is managed. A reporting unit is an operating segment or a component that is one level below an operating segment. We have one reporting unit with a goodwill balance.

Because quoted market prices for our reporting unit with a goodwill balance are not available, management applies judgment in determining the estimated fair values of the reporting unit for purposes of performing the goodwill impairment test.  Management uses all available information to make this fair value determination, including observed market earnings multiples of comparable companies and partnerships, our common unit price and associated total partnership market capitalization.

We completed our annual impairment test, as of October 1, 2017, and concluded the fair value of our reporting unit with a goodwill balance continued to exceed its recorded net book value by a significant percentage. However, a decline in the estimated fair value of the reporting unit in the future could result in an impairment.  A prolonged or significant decline in our unit price or a significant decline in actual or forecasted earnings could provide evidence of a significant decline in fair value and a need to record a material impairment of goodwill.  After we have completed our annual test, we continue to monitor for impairment indicators, which can lead to further goodwill impairment testing.

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods, with early adoption permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No.

2016-02 and assessing its impact on our financial statements. As part of our assessment work-to-date, we have formed an implementation team, commenced identification of our lease population and selected a lease software package.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates issued are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Our assessment work included the formation of an implementation work team, training on the new ASU’s revenue recognition model, contract review and documentation, and the monitoring of industry interpretative issues. We adopted the standard on January 1, 2018, using the modified retrospective application. Our evaluation of the ASU is near completion, which includes understanding the impact of adoption on earnings from equity method investments and revenue within lease arrangements.  Based on our analysis to-date, we expect to record a noncash cumulative effect increase to total equity ranging from $20 million to $25 million, primarily related to accelerated revenue recognition on contracts with minimum volume commitments.  We also expect increased disclosures on revenue recognition.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we conduct our business in U.S. dollars, we are not exposed to foreign currency exchange-rate risk.

Commodity Price Risk
Since we neither take ownership of the crude oil, refined petroleum products or NGLs we transport or store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodities shipped. This loss allowance, which represented 3 percent, 3 percent and 4 percent of our total operating revenues in 2017, 2016 and 2015, respectively, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with commodity prices of the products we transport and store; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

Interest Rate Risk
Our use of fixed- or variable-rate debt directly exposes us to interest rate risk. Fixed-rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. Fixed-rate debt also exposes us to the risk that we may need to refinance maturing debt with new debt at higher rates, or that we may be obligated to pay rates higher than the current market. Variable-rate debt, such as borrowings under our revolving credit facility and tax-exempt bonds, exposes us to short-term changes in market rates that impact our interest expense.

The following tables provide information about our debt instruments that are sensitive to changes in U.S. interest rates. These tables present principal cash flows and related weighted-average interest rates by expected maturity dates. Weighted-average variable rates are based on effective rates at the reporting date. The carrying amount of our floating-rate debt approximates its fair value. The fair value of the fixed-rate financial instruments is estimated based on observable market prices.

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted- Average Interest Rate	Floating Rate Maturity	Weighted- Average Interest Rate

At December 31, 2017
2018	$—		$25	1.9%
2019	—		—
2020	300	2.6%	25	1.9%
2021	—		50	1.9%
2022	—		—
Thereafter	2,575	4.1%	—
Total	$2,875		$100

Fair value	$2,918		$100

	Millions of Dollars Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted- Average Interest Rate	Floating Rate Maturity	Weighted- Average Interest Rate

At December 31, 2016
2017	$—		$15	1.8%
2018	—		—
2019	—		—
2020	300	2.6%	—
2021	—		195	2.0%
Thereafter	1,925	4.2%	—
Total	$2,225		$210

Fair value	$2,147		$210

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

Item 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

PHILLIPS 66 PARTNERS LP

Report of Management

The accompanying consolidated financial statements of Phillips 66 Partners LP (the Partnership) and the other information appearing in this Annual Report were prepared by, and are the responsibility of, management of the Partnership’s general partner, Phillips 66 Partners GP LLC. The consolidated financial statements present fairly the Partnership’s financial position, results of operations and cash flows in conformity with generally accepted accounting principles in the United States. In preparing its consolidated financial statements, the Partnership includes amounts that are based on estimates and judgments management of the Partnership’s general partner believes are reasonable under the circumstances. The Partnership’s financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm appointed by the Audit Committee of the Phillips 66 Partners GP LLC Board of Directors. The management of the Partnership’s general partner has made available to Ernst & Young LLP all of the Partnership’s financial records and related data, as well as the minutes of directors’ meetings.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2017. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2017.

Ernst & Young LLP has issued an audit report on the Partnership’s internal control over financial reporting as of December 31, 2017, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman of the Board of Directors and Chief Executive Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Director, Vice President and Chief Financial Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

Date: February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phillips 66 Partners LP (the “Partnership”) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the reports of other auditors, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2017 and 2016, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC (the “Pipelines”) and Dakota Access, LLC (“Dakota”). The Partnership accounts for its 33.34% interest in each of the Pipelines and its 25% interest in Dakota using the equity method of accounting. In the financial statements, the Partnership’s total investment in the Pipelines is stated at $724 million and $657 million as of December 31, 2017 and 2016, respectively, and the Partnership’s total equity in net income of the Pipelines is stated at $108 million, $88 million and $62 million for the years ended December 31, 2017, 2016 and 2015, respectively. In the financial statements, the Partnership’s total investment in Dakota is stated at $485 million as of December 31, 2017 and the Partnership’s total equity in net income of Dakota is stated at $52 million for the year ended December 31, 2017. The Pipelines’ and Dakota’s consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Pipelines for 2017, 2016 and 2015 and Dakota for 2017, are based on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the management of the Partnership’s general partner, Phillips 66 Partners GP LLC. Our responsibility is to express an opinion on the Partnerships’ financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error of fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits and the reports of other auditors provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP
Houston, Texas
February 23, 2018

We have served as the Partnership’s auditor since 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated February 23, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

Management of the Partnership’s general partner, Phillips 66 Partners GP LLC, is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying “Report of Management.” Our responsibility is to express an opinion on the Partnership's internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Houston, Texas
February 23, 2018

Report of Independent Registered Public Accounting Firm

To the Members of
DCP Sand Hills Pipeline, LLC
Denver, Colorado

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Sand Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in members’ equity, and cash flows for the years ended December 31, 2017 and 2016, and for the period from March 2, 2015 through December 31, 2015, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for the years ended December 31, 2017 and 2016, and for the period from March 2, 2015 through December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 9, 2018

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the Members of
DCP Southern Hills Pipeline, LLC
Denver, Colorado

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Southern Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 9, 2018

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

Board of Managers and Members
Dakota Access, LLC

Opinion on the financial statements
We have audited the consolidated balance sheet of Dakota Access, LLC (a Delaware limited liability company) and subsidiary (the “Company”) as of December 31, 2017, and the related consolidated statement of operations, members’ equity, and cash flows for the year then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audit included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
February 16, 2018

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2017	2016	2015
Revenues and Other Income
Operating revenues—related parties	$894	727	582
Operating revenues—third parties	40	31	30
Equity in earnings of affiliates	223	114	77
Other income	12	1	6
Total revenues and other income	1,169	873	695

Costs and Expenses
Operating and maintenance expenses	321	216	203
Depreciation	116	96	61
General and administrative expenses	69	65	63
Taxes other than income taxes	33	33	27
Interest and debt expense	101	52	34
Other expenses	1	1	1
Total costs and expenses	641	463	389
Income before income taxes	528	410	306
Income tax expense	4	2	—
Net income	524	408	306
Less: Net income attributable to Predecessors	63	107	112
Net income attributable to the Partnership	461	301	194
Less: Preferred unitholders’ interest in net income attributable to the Partnership	9	—	—
Less: General partner’s interest in net income attributable to the Partnership	160	92	41
Limited partners’ interest in net income attributable to the Partnership	$292	209	153

Net Income Attributable to the Partnership Per Limited Partner Unit—Basic and Diluted (dollars)
Common units—basic	$2.60	2.20	2.02
Common units—diluted	2.59	2.20	2.02
Subordinated units—Phillips 66—basic and diluted	—	—	1.24

Cash Distributions Paid Per Common Unit (dollars)	$2.405	1.975	1.538

Weighted-Average Limited Partner Units Outstanding—Basic and Diluted (thousands)
Common units—basic	112,045	95,240	68,174
Common units—diluted	115,339	95,240	68,174
Subordinated units—Phillips 66—basic and diluted	—	—	12,736
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2017	2016	2015
Net Income	$524	408	306
Defined benefit plans
Plans sponsored by equity affiliates, net of tax	—	1	—
Other comprehensive income	—	1	—
Comprehensive Income	$524	409	306
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2017	2016
Assets
Cash and cash equivalents	$185	2
Accounts receivable—related parties	83	76
Accounts receivable—third parties	3	7
Materials and supplies	12	11
Prepaid expenses and other current assets	9	4
Total current assets	292	100
Equity investments	1,932	1,142
Net properties, plants and equipment	2,918	2,675
Goodwill	185	185
Deferred rentals and other assets	7	7
Total Assets	$5,334	4,109

Liabilities
Accounts payable—related parties	$21	12
Accounts payable—third parties	39	31
Accrued property and other taxes	15	10
Accrued interest	34	26
Short-term debt	25	15
Deferred revenues	35	14
Other current liabilities	2	3
Total current liabilities	171	111
Long-term debt	2,920	2,396
Asset retirement obligations and accrued environmental costs	11	11
Deferred income taxes	5	2
Deferred revenues and other liabilities	66	23
Total Liabilities	3,173	2,543

Equity
Preferred unitholders (2017—13,819,791 units issued and outstanding; 2016—no units issued and outstanding)	746	—
Common unitholders—public (2017—52,811,822 units issued and outstanding; 2016—43,134,902 units issued and outstanding)	2,274	1,795
Common unitholder—Phillips 66 (2017—68,760,137 units issued and outstanding; 2016—64,047,024 units issued and outstanding)	487	476
General partner—Phillips 66 (2017—2,480,051 units issued and outstanding; 2016—2,187,386 units issued and outstanding)	(1,345)	(704)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,161	1,566
Total Liabilities and Equity	$5,334	4,109
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2017	2016	2015
Cash Flows From Operating Activities
Net income	$524	408	306
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	116	96	61
Undistributed equity earnings	(1)	1	—
Deferred revenues and other liabilities	43	9	11
Other	12	6	2
Working capital adjustments
Decrease (increase) in accounts receivable	(4)	(58)	1
Decrease (increase) in materials and supplies	(1)	(2)	(2)
Decrease (increase) in prepaid expenses and other current assets	(5)	(2)	(2)
Increase (decrease) in accounts payable	14	19	(9)
Increase (decrease) in accrued interest	7	4	13
Increase (decrease) in deferred revenues	21	10	4
Increase (decrease) in other accruals	(2)	1	7
Net Cash Provided by Operating Activities	724	492	392

Cash Flows From Investing Activities
Bakken Pipeline/MSLP acquisition	(729)	—	—
Eagle acquisition	—	(990)	—
Sand Hills/Southern Hills/Explorer equity investment acquisition	—	—	(734)
Restricted cash received from combination of business	318	—	—
Collection of loan receivable	8	—	—
Cash capital expenditures and investments	(431)	(584)	(948)
Return of investment from equity affiliates	52	16	12
Net Cash Used in Investing Activities	(782)	(1,558)	(1,670)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	(179)	45	(46)
Acquisition of noncontrolling interest in Sweeny Frac LLC	—	(656)	—
Issuance of debt	2,008	2,118	1,781
Repayment of debt	(2,152)	(1,096)	(499)
Issuance of common units	468	971	384
Issuance of preferred units	737	—	—
Debt issuance costs	(6)	(10)	(10)
Distributions to General Partner associated with acquisitions*	(234)	(119)	(146)
Quarterly distributions to common unitholders—public	(112)	(64)	(35)
Quarterly distributions to common unitholder—Phillips 66	(157)	(119)	(63)
Quarterly distributions to subordinated unitholder—Phillips 66	—	—	(25)
Quarterly distributions to General Partner—Phillips 66	(139)	(76)	(30)
Other net cash contributions from Phillips 66	7	24	—
Net Cash Provided by Financing Activities	241	1,018	1,311

Net Change in Cash, Cash Equivalents and Restricted Cash	183	(48)	33
Cash, cash equivalents and restricted cash at beginning of period	2	50	17
Cash, Cash Equivalents and Restricted Cash at End of Period	$185	2	50
*See Note 18—Cash Flow Information.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

		Millions of Dollars
		Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	Subordinated Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors	Total

December 31, 2014	$—	415	57	117	(517)	—	988	1,060
Net income attributable to Predecessors	—	—	—	—	—	—	112	112
Net contributions to Phillips 66—Predecessors	—	—	—	—	—	—	(46)	(46)
Issuance of common units	—	384	—	—	—	—	—	384
Conversion of subordinated units	—	—	107	(107)	—	—	—	—
Deemed net distributions to General Partner associated with acquisitions	—	—	5	—	(150)	—	—	(145)
Issuance of units associated with acquisitions	—	—	34	—	1	—	—	35
Net income attributable to the Partnership	—	45	93	15	41	—	—	194
Other comprehensive loss	—	—	—	—	—	(2)	—	(2)
Quarterly cash distributions to unitholders and General Partner	—	(35)	(63)	(25)	(30)	—	—	(153)
Other contributions from Phillips 66	—	—	—	—	5	—	—	5
December 31, 2015	—	809	233	—	(650)	(2)	1,054	1,444
Net income attributable to Predecessors	—	—	—	—	—	—	107	107
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	—	95	95
Issuance of common units	—	971	—	—	—	—	—	971
Allocation of net investment to unitholders	—	—	232	—	34	—	(266)	—
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	—	(119)	—	(990)	(1,109)
Net income attributable to the Partnership	—	79	130	—	92	—	—	301
Other comprehensive income	—	—	—	—	—	1	—	1
Quarterly cash distributions to unitholders and General Partner	—	(64)	(119)	—	(76)	—	—	(259)
Other contributions from Phillips 66	—	—	—	—	15	—	—	15
December 31, 2016	$—	1,795	476	—	(704)	(1)	—	1,566
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

		Millions of Dollars
		Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors	Total
December 31, 2016	$—	1,795	476	(704)	(1)	—	1,566
Net income attributable to Predecessors	—	—	—	—	—	63	63
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	666	666
Issuance of units	737	467	—	—	—	—	1,204
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(681)	—	(729)	(1,410)
Net income attributable to the Partnership	9	124	168	160	—	—	461
Quarterly cash distributions to unitholders and General Partner	—	(112)	(157)	(139)	—	—	(408)
Other net contributions from Phillips 66	—	—	—	19	—	—	19
December 31, 2017	$746	2,274	487	(1,345)	(1)	—	2,161
See Notes to Consolidated Financial Statements.

	Preferred Units Public	Common Units Public	Common Units Phillips 66	Subordinated Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2014	—	18,888,750	20,938,498	35,217,112	1,531,518	76,575,878
Units issued in a public equity offering	—	5,250,000	—	—	—	5,250,000
Units issued associated with acquisitions	—	—	2,193,432	—	151,907	2,345,339
Subordinated unit conversion	—	—	35,217,112	(35,217,112)	—	—
December 31, 2015	—	24,138,750	58,349,042	—	1,683,425	84,171,217
Units issued in a public equity offering	—	18,996,152	—	—	—	18,996,152
Units issued associated with acquisitions	—	—	5,697,982	—	503,961	6,201,943
December 31, 2016	—	43,134,902	64,047,024	—	2,187,386	109,369,312
Units issued in public equity offerings	—	3,372,716	—	—	—	3,372,716
Units issued in private placement	13,819,791	6,304,204	—	—	—	20,123,995
Units issued associated with acquisitions	—	—	4,713,113	—	292,665	5,005,778
December 31, 2017	13,819,791	52,811,822	68,760,137	—	2,480,051	137,871,801
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

On October 6, 2017, we acquired a 25 percent interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC and a 100 percent interest in Merey Sweeny, L.P. See Note 4—Acquisitions for additional information.

Our assets consist of crude oil, refined petroleum products and NGL transportation, processing, terminaling and storage facilities and systems. We conduct our operations through both wholly owned and joint-venture operations. The majority of our wholly owned assets are associated with, and integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

We primarily generate revenue by providing fee-based transportation, terminaling, processing, storage and NGL fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling NGL, refined petroleum products and crude oil. Since we do not own any of the NGL, crude oil and refined petroleum products we handle and do not engage in the trading of NGL, crude oil and refined petroleum products, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

Basis of Presentation
We have acquired assets from Phillips 66 that were considered transfers of businesses between entities under common control. This required the transactions to be accounted for as if the transfers had occurred at the beginning of the transfer period, with prior periods retrospectively adjusted to furnish comparative information. Accordingly, the accompanying financial statements and related notes have been retrospectively adjusted to include the historical results and financial position of the acquired businesses prior to the effective date of each acquisition. We refer to these pre-acquisition operations as those of our “Predecessors.”

The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66 and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented.

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us took place within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including operational support services such as engineering and logistics and allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement. These allocations were based primarily on the relative carrying values of properties, plants and equipment and equity-method investments, or number of terminals and pipeline miles, and secondarily on activity-based cost allocations. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Summary of Significant Accounting Policies

Consolidation Principles and Investments
Our consolidated financial statements include the accounts of majority-owned subsidiaries. All intercompany transactions and accounts were eliminated. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies. Undivided interests in pipelines are consolidated on a proportionate basis.

Net Investment—Predecessors
“Net Investment—Predecessors” represents Phillips 66’s historical investment in the contributed businesses, our accumulated net earnings after taxes, and the net effect of transactions with, and allocations from, Phillips 66 prior to the acquisition of the businesses from Phillips 66.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles (GAAP) in the United States requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosures of contingent assets and liabilities. Actual results could differ from these estimates.

Common Control Transactions
Businesses acquired from Phillips 66 and its subsidiaries are accounted for as common control transactions whereby the net assets acquired are combined with ours at their carrying value. Any difference between carrying value and recognized consideration is treated as a capital transaction. To the extent that such transactions require prior-period financial information to be retrospectively adjusted to furnish comparative information, historical net equity amounts prior to the transaction date are reflected in “Net Investment—Predecessors.” Cash consideration up to the carrying value of net assets acquired is presented as an investing activity in our consolidated statement of cash flows. Cash consideration in excess of the carrying value of net assets acquired is presented as a financing activity in our consolidated statement of cash flows.

Revenue Recognition
Revenue is recognized for NGL, crude oil and refined petroleum product pipeline transportation based on the delivery of actual volumes transported at contractual tariff rates. Revenue is recognized for NGL, crude oil and refined petroleum product terminaling, storage, processing and fractionation services as performed based on contractual rates related to throughput volumes or capacity arrangements. A significant portion of our revenue is derived from Phillips 66.

Transportation contracts that are operating leases and include rentals with fixed escalation are generally recognized on a straight-line basis over the lease term. Any difference between the transportation fee recognized under the straight-line method and the transportation fee received in cash is deferred to the consolidated balance sheet as “Deferred rentals and other assets.” If the underlying transportation contract is amended to eliminate fixed escalation, the balance of deferred rentals is amortized over the remaining life of the contract.

Certain transportation services agreements, terminal services agreements, and processing and fractionation service agreements with Phillips 66 are considered operating leases under GAAP. Revenue from these agreements are recorded within “Operating revenues—related parties” on our consolidated statement of income. See Note 14—Leases for additional information on these operating leases and Note 21—Related Party Transactions for additional information on our agreements with Phillips 66.

Billings to Phillips 66 for shortfall volumes under its quarterly minimum volume commitments are recorded as “Deferred revenues” in our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. The deferred revenue will be recognized at the earlier of when shortfall volumes are made up, when the make-up rights contractually expire or when we determine the system will not have the necessary capacity to enable a customer to make up the shortfall volumes.

Billings for tolling services relating to maintenance turnaround activities are billed in advance of such activities.  These billings are initially recorded as “Deferred revenue” in our consolidated balance sheet and are recognized when the maintenance turnaround activity commences.  Deferred revenue relating to maintenance turnaround operating expenses is recognized in the period the work is performed.  Deferred revenue relating to capital projects performed concurrently with a maintenance turnaround is recognized ratably over the remaining tolling services agreement once the equipment is placed into service.

At the time the Clemens Caverns commenced operations, the caverns had not reached total planned working capacity contracted under the storage agreement.  During the build-out of the remaining capacity, a portion of the monthly storage fees was deferred.  The deferred revenue is being recognized over the remaining term of the agreement as additional storage capacity was placed into service.

Cash Equivalents
Cash equivalents are highly liquid, short-term investments that are readily convertible to known amounts of cash and will mature within 90 days or less from the date of acquisition. We carry these at cost plus accrued interest, which approximates fair value.

Imbalances
We do not purchase or produce NGL, crude oil or refined petroleum product inventories. We experience imbalances as a result of variances in meter readings and in other measurement methods, and volume fluctuations within our NGL, crude oil and refined products systems due to pressure and temperature changes. Certain of our transportation contracts provide for the shipper to pay a contractual loss allowance, which is valued using quoted market prices of the applicable commodity being shipped. These contractual loss allowances, which are received from the shipper irrespective of, and independently calculated from, actual volumetric gains or losses, are recorded as revenue. Any actual volumetric gains or losses are valued using quoted market prices of the applicable commodities and are recorded as decreases or increases to operating and maintenance expenses, respectively.

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

The carrying amounts of our trade receivables and payables approximate fair value.

Nonrecurring Fair Value Measurements
Fair value measurements are applied with respect to our nonfinancial assets and liabilities measured on a nonrecurring basis, which primarily consist of asset retirement obligations. Nonrecurring fair value measurements are also applied, when applicable, to determine the fair value of our long-lived assets.

Properties, Plants and Equipment (PP&E)
PP&E is recorded at cost. Costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation of PP&E is determined by the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

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

Impairment of PP&E
PP&E used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted pretax cash flows is less than the carrying value of the asset group, including applicable liabilities, then the carrying value is written down to estimated fair value and reported as impairments in the period in which the determination of the impairment is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other groups of assets—generally at the pipeline system, terminal, or processing or fractionation system level. Since there usually is a lack of quoted market prices for our long-lived assets, the fair value of potentially impaired assets is typically determined based on the present value of expected future cash flows using discount rates believed to be consistent with those used by principal market participants or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future throughputs, tariffs and fees, operating costs and capital project decisions, considering all available evidence at the date of review.

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is tested for impairment annually and when events or changes in circumstances indicate that the fair value of the reporting unit with goodwill has been reduced below carrying value. The majority of our goodwill is related to acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. We have one reporting unit for goodwill impairment testing.

Asset Retirement Obligations and Environmental Costs
Fair values of legal obligations to abandon or remove long-lived assets are recorded in the period in which the obligation arises. When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related PP&E. Over time, the liability is increased for the change in its present value, and the capitalized cost in PP&E is depreciated over the useful life of the related asset. Our estimate may change after initial recognition, in which case we record an adjustment to the liability and PP&E.

Environmental expenditures are expensed or capitalized, depending upon their future economic benefit. Expenditures relating to an existing condition caused by past operations, and those having no future economic benefit, are expensed.
Liabilities for environmental expenditures are recorded on an undiscounted basis (unless acquired in a business combination) when environmental assessments or cleanups are probable and the costs can be reasonably estimated.

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

Income Taxes
We follow the asset and liability method of accounting for income taxes. Under this method, deferred income taxes are recognized for the tax consequences of temporary differences between the financial statement carrying amounts and the tax basis of our assets and liabilities. Our operations are treated as a partnership for federal and state income tax purposes, with each partner being separately taxed on its share of taxable income. Therefore, we have excluded income taxes from these consolidated financial statements, except for the income tax provision resulting from state laws that apply to entities organized as partnerships. Our tax provision is computed as if we were a stand-alone tax paying entity. Any interest and penalties related to income taxes would be reported in interest and debt expense and operating and maintenance expenses, respectively, in our consolidated statement of income.

Note 3—Changes in Accounting Principles

Effective January 1, 2017, we early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-04, “Intangibles—Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment,” which eliminates the second step from the goodwill impairment test. Under the revised test, an entity should perform its annual, or interim, goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount. An entity should recognize an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value; however, the loss recognized should not exceed the total amount of goodwill allocated to the reporting unit. This ASU is applied prospectively to goodwill impairment tests performed on or after January 1, 2017.

Effective January 1, 2017, we early adopted ASU No. 2016-18, “Statement of Cash Flows (Topic 230): Restricted Cash.” The new update changes the classification and presentation of restricted cash in the statement of cash flows. The amendment requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash and restricted cash equivalents. Adoption of this ASU on a retrospective basis did not impact our financial statements. As a result of the combination of businesses under common control as described in Note 4—Acquisitions, our consolidated statement of cash flows reflects the receipt of restricted cash as part of the combination. See Note 19—Restricted Cash for additional information.

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

Note 4—Acquisitions

2017 Acquisition

Bakken Pipeline/MSLP Acquisition
On September 19, 2017, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire a 25 percent interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, the Bakken Pipeline) and a 100 percent interest in Merey Sweeny, L.P. (MSLP). Collectively, the assets acquired in the acquisition are referred to as the Bakken Pipeline/MSLP Acquisition. We paid Phillips 66 total consideration of $1.65 billion, consisting of $372 million in cash, the assumption of $588 million of promissory notes payable to Phillips 66 and a $450 million term loan under which Phillips 66 was the obligor, and the issuance of 4,713,113 common units to P66 PDI and 292,665 general partner units to our General Partner to maintain its 2 percent general partner interest. The Bakken Pipeline/MSLP Acquisition closed on October 6, 2017.

In connection with the Bakken Pipeline/MSLP Acquisition, we entered into commercial agreements with Phillips 66 and amended the omnibus and operational services agreements with Phillips 66. See Note 21—Related Party Transactions for additional information on our commercial and other agreements with Phillips 66. Pursuant to the tolling services agreement entered into with Phillips 66 and related to MSLP operations, we received $53 million from Phillips 66 for the prepayment of services related to MSLP’s next scheduled maintenance turnaround, which was recorded as deferred revenue in our consolidated balance sheet.

Common Control Transactions
The Bakken Pipeline/MSLP Acquisition was considered a transfer of businesses between entities under common control, and therefore the related acquired assets were transferred at historical carrying value. The aggregate net book value of the underlying acquired assets in the Bakken Pipeline/MSLP Acquisition, at the time of acquisition, was $729 million. Because the Bakken Pipeline/MSLP Acquisition was a common control transaction in which we acquired a business, our historical financial statements were retrospectively adjusted to reflect the results of operations, financial position, and cash flows of the acquired assets as if we owned the acquired assets for the period from February 1, 2017, through October 5, 2017. For periods prior to February 1, 2017, both the Bakken Pipeline and MSLP investments were accounted for under the equity method of accounting by Phillips 66 and, thus, were not subject to retrospective adjustments.

The following tables present our results of operations and cash flows giving effect to the Bakken Pipeline/MSLP Acquisition. In the consolidated statements of income and cash flows tables, the first column includes the consolidated results of the acquired assets from the effective date of the acquisition. The second column in all tables presents the retrospective adjustments made to our historical financial information for the related acquired assets prior to the effective date of the acquisition. The third column in all tables presents our consolidated financial information as retrospectively adjusted.

	Millions of Dollars
	Year Ended December 31, 2017
Consolidated Statement of Income	Phillips 66 Partners LP	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$807	87	894
Operating revenues—third parties	40	—	40
Equity in earnings of affiliates	185	38	223
Other income	8	4	12
Total revenues and other income	1,040	129	1,169

Costs and Expenses
Operating and maintenance expenses	269	52	321
Depreciation	110	6	116
General and administrative expenses	65	4	69
Taxes other than income taxes	31	2	33
Interest and debt expense	100	1	101
Other expenses	1	—	1
Total costs and expenses	576	65	641
Income before income taxes	464	64	528
Income tax expense	3	1	4
Net income	461	63	524
Less: Net income attributable to Predecessors	—	63	63
Net income attributable to the Partnership	461	—	461
Less: Preferred unitholders’ interest in net income attributable to the Partnership	9	—	9
Less: General partner’s interest in net income attributable to the Partnership	160	—	160
Limited partners’ interest in net income attributable to the Partnership	$292	—	292

	Millions of Dollars
	Year Ended December 31, 2017
Consolidated Statement of Cash Flows	Phillips 66 Partners LP	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Cash Flows From Operating Activities
Net income	$461	63	524
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	110	6	116
Undistributed equity earnings	3	(4)	(1)
Deferred revenues and other liabilities	43	—	43
Other	11	1	12
Working capital adjustments
Decrease (increase) in accounts receivable	(4)	—	(4)
Decrease (increase) in materials and supplies	(1)	—	(1)
Decrease (increase) in prepaid expenses and other current assets	(6)	1	(5)
Increase (decrease) in accounts payable	14	—	14
Increase (decrease) in accrued interest	8	(1)	7
Increase (decrease) in deferred revenues	21	—	21
Increase (decrease) in other accruals	(2)	—	(2)
Net Cash Provided by Operating Activities	658	66	724

Cash Flows From Investing Activities
Bakken Pipeline/MSLP acquisition	(729)	—	(729)
Restricted cash received from combination of business	—	318	318
Collection of loan receivable	—	8	8
Cash capital expenditures and investments	(349)	(82)	(431)
Return of investment from equity affiliates	48	4	52
Net Cash Provided by (Used in) Investing Activities	(1,030)	248	(782)

Cash Flows From Financing Activities
Net contributions to Phillips 66 from Predecessors	—	(179)	(179)
Issuance of debt	2,008	—	2,008
Repayment of debt	(2,017)	(135)	(2,152)
Issuance of common units	468	—	468
Issuance of preferred units	737	—	737
Debt issuance costs	(6)	—	(6)
Distributions to General Partner associated with acquisitions	(234)	—	(234)
Quarterly distributions to common unitholders—public	(112)	—	(112)
Quarterly distributions to common unitholder—Phillips 66	(157)	—	(157)
Quarterly distributions to General Partner—Phillips 66	(139)	—	(139)
Other net cash contributions from Phillips 66	7	—	7
Net Cash Provided by (Used in) Financing Activities	555	(314)	241

Net Change in Cash, Cash Equivalents and Restricted Cash	183	—	183
Cash, cash equivalents and restricted cash at beginning of period	2	—	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$185	—	185

2016 Acquisitions
During 2016, we and a co-venturer formed STACK Pipeline LLC (STACK), a 50/50 joint venture. In addition, we acquired an additional 2.48 percent interest in Explorer Pipeline Company (Explorer). See Note 5—Equity Investments for information regarding our equity investments.

River Parish Acquisition
In November 2016, we acquired the River Parish NGL System, a non-affiliated party’s NGL logistics assets, located in southeast Louisiana, consisting of pipelines and storage caverns connecting multiple third-party fractionation facilities, refineries and a petrochemical plant. At the acquisition date, we recorded $183 million of PP&E and $3 million of goodwill. Our acquisition accounting was finalized in early 2017 with no change to the provisional amounts recorded in 2016.

Fractionator Acquisitions
Initial Fractionator Acquisition. In February 2016, we entered into a CCAA with subsidiaries of Phillips 66 to acquire a 25 percent controlling interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) for total consideration of $236 million (the Initial Fractionator Acquisition). Total consideration consisted of the assumption of a $212 million note payable to a subsidiary of Phillips 66 and the issuance of 412,823 common units to Phillips 66 PDI and 8,425 general partner units to our General Partner to maintain its 2 percent general partner interest. The Initial Fractionator Acquisition closed in March 2016.

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

In connection with the 2016 Acquisitions, we entered into commercial agreements with Phillips 66 and amended the omnibus and operational services agreements with Phillips 66. See Note 21—Related Party Transactions for additional information on our commercial and other agreements with Phillips 66.

2015 Acquisitions
During 2015, we entered into agreements to acquire Phillips 66’s equity interests in DCP Sand Hills Pipeline, LLC (Sand Hills), DCP Southern Hills Pipeline, LLC (Southern Hills), Explorer and Bayou Bridge Pipeline, LLC (Bayou Bridge). See Note 5—Equity Investments for information regarding our equity investments.

Note 5—Equity Investments

Bakken Pipeline Joint Venture
On October 6, 2017, we entered into a CCAA with subsidiaries of Phillips 66 to acquire a 25 percent interest in the Bakken Pipeline as part of the Bakken Pipeline/MSLP Acquisition. See Note 4—Acquisitions for additional information.

STACK Pipeline Joint Venture
In August 2016, we and Plains All American Pipeline, L.P. (Plains) formed STACK, which owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma. Plains contributed the terminal and pipeline in exchange for its 50 percent interest in the joint venture. We contributed $50 million in cash, which was distributed to Plains, in exchange for our 50 percent interest in the joint venture.

Bakken Joint Ventures
In January 2015, we closed on agreements with Paradigm Energy Partners, LLC (Paradigm) to form two joint ventures to develop midstream logistics infrastructure in North Dakota. At closing, we contributed our Palermo Rail Terminal project in exchange for a 70 percent ownership interest in Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal), and $5 million in cash in exchange for a 50 percent ownership interest in Paradigm Pipeline LLC (Paradigm Pipeline). We account for both joint ventures under the equity method of accounting due to governance provisions that require supermajority or unanimous voting on all decisions that significantly impact the governance, management and economic performance of the joint ventures.

Sand Hills/Southern Hills/Explorer Pipeline Joint Ventures
In February 2015, we entered into a CCAA with subsidiaries of Phillips 66 to acquire 100 percent of Phillips 66’s one-third equity interests in Sand Hills and Southern Hills and its 19.46 percent equity interest in Explorer. Total consideration for the transaction was $1,010 million, consisting of $880 million in cash, funded by a portion of the proceeds from a public offering of unsecured senior notes and a public offering of common units. In addition, we issued 1,587,376 common units to Phillips 66 Company and 139,538 general partner units to our General Partner to maintain its 2 percent general partner interest. The transaction closed in March 2015.

In August 2016, we acquired an additional 2.48 percent equity interest in Explorer from a third party. The acquisition increased our equity interest in Explorer to 21.94 percent.

Bayou Bridge Joint Venture
In October 2015, we entered into a CCAA with Phillips 66 to acquire its 40 percent interest in Bayou Bridge, a joint venture in which Energy Transfer Partners holds a 60 percent interest. Bayou Bridge began operations on the segment of its pipeline from Nederland, Texas, to Lake Charles, Louisiana, in April 2016. Development continues on the section from Lake Charles, Louisiana to St. James, Louisiana.

Total consideration for the transaction was $70 million, consisting of the assumption of a $35 million note payable to Phillips 66 that was immediately paid in full; the issuance of 606,056 common units to Phillips 66 PDI; and the issuance of 12,369 general partner units to our General Partner to maintain its 2 percent general partner interest. The transaction closed in December 2015.

The acquisitions of interests in the Sand Hills, Southern Hills, Explorer and Bayou Bridge joint ventures represented transfers of investments between entities under common control. Accordingly, these equity investments were transferred at historical carrying value and are included in the financial statements prospectively from the effective date of each acquisition. Since MSLP was acquired as part of the Bakken Pipeline/MSLP Acquisition, the overall transaction was considered an acquisition of a business; therefore the Bakken Pipeline’s equity earnings from February 1, 2017, through the acquisition date are included in our Predecessor results for the year ended December 31, 2017. See Note 4—Acquisitions for additional information.

The following table summarizes our equity investments at December 31:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		2017	2016

Bakken Pipeline	25.00%	$621	—
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	173	115
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	515	445
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	209	212
Explorer Pipeline Company (Explorer)	21.94	118	126
Paradigm Pipeline LLC (Paradigm)	50.00	131	117
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	53	72
STACK Pipeline LLC (STACK)	50.00	112	55
Total equity investments		$1,932	1,142

Southern Hills has a negative basis difference of $94 million, which originated when the pipeline, formerly known as Seaway Products, was sold by Phillips 66 to a related party. The negative basis difference represents a deferred gain and is being amortized over 44 years. Explorer has a positive basis difference of $91 million, which represents fair value adjustments attributable to ownership increases in the pipeline. The positive basis difference is being amortized over periods between 10 and 18 years. STACK has a positive basis difference of $41 million which is due to the contributed assets being recorded at their historical book value. The positive basis difference is being amortized over 44 years. Bakken Pipeline has a positive basis difference of $53 million, which represents capitalized interest incurred during construction of the pipeline and a capital contribution disbursed to the co-venturer. The positive basis difference is being amortized over periods between 20 and 45 years.

Earnings (losses) from our equity investments for the years ended December 31, 2017 and 2016, were as follows:

	Millions of Dollars
	2017	2016

Bakken Pipeline	$69	—
Bayou Bridge	12	3
Explorer	21	23
Paradigm	(1)	(2)
Phillips 66 Partners Terminal	8	—
Sand Hills	81	62
Southern Hills	27	26
STACK	6	2
Total equity in earnings of affiliates	$223	114

Summarized 100 percent financial information for all equity investments is presented on a combined basis below:

	Millions of Dollars
	2017	2016	2015

Revenues	$1,406	840	596
Income before income taxes	853	494	322
Net income	778	408	321
Current assets	525	243	269
Noncurrent assets	7,020	3,437	3,106
Current liabilities	302	396	180
Noncurrent liabilities	2,997	231	446
From acquisition date forward.

On June 1, 2017, the Bakken Pipeline commenced operations. Prior to June 1, 2017, the Bakken Pipeline did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations, and thus represented variable interest entities until operations commenced. The Bakken Pipeline was not consolidated as our Predecessor was not the primary beneficiary.

Distributions received from our equity affiliates were $274 million and $131 million in 2017 and 2016, respectively.

Note 6—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 95 percent, 95 percent, and 94 percent of our total operating revenues for the years ended December 31, 2017, 2016 and 2015, respectively. Through our wholly owned and joint-venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation, crude oil processing, and rail-unloading services to Phillips 66 and other related parties.

We are potentially exposed to concentration of credit risk primarily through our accounts receivable with Phillips 66. These receivables have payment terms of 30 days or less and are settled against any existing payables we may have to Phillips 66 through Phillips 66’s interaffiliate settlement process. We monitor the credit worthiness of Phillips 66, which has an investment grade credit rating.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2017	2016

Land		$19	19
Buildings and improvements	3 to 30 years	88	88
Pipelines and related assets†	10 to 45 years	1,372	1,335
Terminals and related assets†	25 to 45 years	671	610
Rail racks and related assets†	33 years	137	137
Processing and related assets†	25 years	837	615
Caverns and related assets†	25 to 45 years	583	569
Construction-in-progress		47	27
Gross PP&E		3,754	3,400
Less: Accumulated depreciation		836	725
Net PP&E		$2,918	2,675
†Assets for which we are the lessor. See Note 14—Leases.

Note 8—Goodwill

The carrying amount of goodwill was as follows:

	Millions of Dollars
	2017	2016

Beginning balance January 1	$185	182
Goodwill assigned to acquisitions	—	3
Ending balance December 31	$185	185

Note 9—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2017	2016

Asset retirement obligations	$10	9
Accrued environmental costs	1	2
Total asset retirement obligations and accrued environmental costs	11	11
Less: Asset retirement obligations and accrued environmental costs due within one year	—	—
Long-term asset retirement obligations and accrued environmental costs	$11	11

Asset Retirement Obligations
We have asset retirement obligations we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of certain pipelines. Most of these obligations are not expected to be paid until many years in the future.
During 2017 and 2016, our asset retirement obligations changed as follows:

	Millions of Dollars
	2017	2016

Balance at January 1	$9	11
Accretion of discount	1	—
New obligations	—	—
Changes in estimates of existing obligations	—	(2)
Balance at December 31	$10	9

Accrued Environmental Costs
Pursuant to the terms of our amended omnibus agreement, Phillips 66 indemnifies us for the environmental liabilities associated with the assets contributed to us in connection with our Initial Public Offering (the Offering) and which arose prior to the closing of the Offering. Pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since the Offering, Phillips 66 retained the responsibility for environmental liabilities associated with the acquired assets arising prior to the effective date of each acquisition.

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

Note 10—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common and subordinated units (for the period subordinated units were outstanding) is computed by dividing these limited partners’ respective interests in net income attributable to the Partnership by the weighted-average number of common units and subordinated units, respectively, outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. As of December 31, 2017, the classes of participating securities included common units, general partner units and incentive distribution rights (IDRs). For the years ended December 31, 2016 and 2015, basic and diluted net income per unit are the same for all periods presented because we did not have potentially dilutive common or subordinated units outstanding. For the year ended December 31, 2017, the preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit. See Note 12—Equity for additional information related to our preferred units.

Net income earned by the Partnership is allocated between the limited partners and the General Partner (including the General Partner’s IDRs) in accordance with our partnership agreement, after giving effect to priority income allocations to the holders of the preferred units. First, earnings are allocated based on actual cash distributions declared to our unitholders, including those attributable to the General Partner’s IDRs. To the extent net income attributable to the Partnership exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages, after consideration of any priority allocations of earnings. For the diluted net income per limited partner unit calculation, the preferred units are assumed to be converted at the later of issuance date or beginning of period into limited partner units on a one-for-one basis, and the distribution formula for available cash in our partnership agreement is recalculated, using the original available cash amount increased only for the preferred distributions which would not have been paid after conversion.

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

	Millions of Dollars
	2017	2016	2015

Net income attributable to the Partnership	$461	301	194
Less: General partner’s distributions declared (including IDRs)*	158	91	39
Limited partners’ distributions declared on preferred units*	9	—	—
Limited partners’ distributions declared on common units*	291	205	123
Limited partner’s distributions declared on subordinated units*	—	—	13
Distributions less than net income attributable to the Partnership	$3	5	19
*Distributions declared are attributable to the indicated periods.

	2017
	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$291	158	9	458
Distributions less than net income attributable to the Partnership	1	2	—	3
Net income attributable to the Partnership (basic)	292	160	9	461
Dilutive effect of preferred units(1)	7
Net income attributable to the Partnership (diluted)	$299

Weighted-average units outstanding—basic	112,044,824
Dilutive effect of preferred units(1)	3,294,032
Weighted-average units outstanding—diluted	115,338,856

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$2.60
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	2.59
(1) The dilutive effect of the preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

	2016
	Limited Partners’ Common Units	General Partner (including IDRs)	Total
Net income attributable to the Partnership (millions):
Distributions declared	205	91	296
Distributions less than net income attributable to the Partnership	4	1	5
Net income attributable to the Partnership	209	92	301

Weighted-average units outstanding—basic and diluted	95,239,901

Net income attributable to the Partnership per limited partner unit—basic and diluted (dollars)	$2.20

	2015
	Limited Partners’ Common Units	Limited Partner’s Subordinated Units	General Partner (including IDRs)	Total
Net income attributable to the Partnership (millions):
Distributions declared	123	13	39	175
Distributions less than net income attributable to the Partnership	14	3	2	19
Net income attributable to the Partnership	137	16	41	194

Weighted-average units outstanding—basic and diluted	68,173,891	12,736,051

Net income attributable to the Partnership per limited partner unit—basic and diluted (dollars)	$2.02	1.24

On January 17, 2018, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.678 per common unit attributable to the fourth quarter of 2017. This distribution was paid February 13, 2018, to unitholders of record as of January 31, 2018.

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

Note 11—Debt

Debt at December 31 was:

	Millions of Dollars
	2017	2016

2.646% Senior Notes due 2020	$300	300
3.605% Senior Notes due 2025	500	500
3.550% Senior Notes due 2026	500	500
3.750% Senior Notes due 2028	500	—
4.680% Senior Notes due 2045	450	300
4.900% Senior Notes due 2046	625	625
Tax-exempt bonds	100	—
Revolving credit facility at 1.98% at December 31, 2016	—	210
Total	2,975	2,435
Net unamortized discounts and debt issuance costs	(30)	(24)
Debt at face value	2,945	2,411
Less: Short-term debt	25	15
Long-term debt	$2,920	2,396

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $2,918 million and $2,147 million at December 31, 2017 and 2016, respectively. The fair value of our floating-rate debt approximated carrying value of $100 million and $210 million at December 31, 2017 and 2016, respectively.

Maturities of borrowings outstanding at December 31, 2017, inclusive of net unamortized discounts and debt issuance costs, for the five-year period ending 2022 were $25 million in 2018, $324 million in 2020 and $50 million in 2021.

2017 Senior Notes
In October 2017, we closed on a notes offering (2017 Notes Offering) of $650 million aggregate principal amount of unsecured senior notes consisting of:

•	$500 million of 3.750% Senior Notes due March 1, 2028.

•	An additional $150 million of our 4.680% Senior Notes due February 15, 2045.

Interest on the Senior Notes due 2028 is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2018. The Senior Notes due 2045 are an additional issuance of our Senior Notes due 2045, and interest is payable semiannually in arrears on February 15 and August 15 of each year. Total proceeds received from the 2017 Notes Offering were $643 million, net of underwriting discounts. We utilized the net proceeds to repay the remaining balances on the promissory notes and term loan assumed in the Bakken Pipeline/MSLP Acquisition and for general partnership purposes.

2016 Senior Notes
In October 2016, we closed on a notes offering (2016 Notes Offering) of $1,125 million aggregate principal amount of unsecured senior notes consisting of:

•	$500 million of 3.550% Senior Notes due October 1, 2026.

•	$625 million of 4.900% Senior Notes due October 1, 2046.

Interest on the 2016 Senior Notes is payable semiannually in arrears on April 1 and October 1 of each year, commencing on April 1, 2017. Total proceeds received from the 2016 Notes Offering were $1,111 million, net of underwriting discounts. We utilized the net proceeds to fund the cash consideration for the Eagle Acquisition and for general partnership purposes.

Revolving Credit Facility
At December 31, 2017, we had no borrowings outstanding under our $750 million revolving credit facility established by our Credit Agreement dated June 7, 2013, as amended (the Credit Agreement). At December 31, 2016, we had an aggregate of $210 million borrowed and outstanding under our $750 million revolving credit facility.

We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million for a total of $1 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Credit Agreement for two additional one-year terms after its October 3, 2021, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

Outstanding borrowings under the Credit Agreement bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the base rate (as described in the Credit Agreement) plus the applicable margin. The pricing levels for the commitment fee and interest-rate margins are determined based on our credit ratings in effect from time to time. Outstanding borrowings bearing interest at the Eurodollar rate become due and payable on the revolving credit facility’s termination date. Outstanding borrowings bearing interest at the base rate plus the applicable margin become due and payable on the earlier of the revolving credit facility’s termination date or the fourteenth business day after such borrowings were made. We may at any time and from time to time prepay outstanding borrowings under the Credit Agreement, in whole or in part, without premium or penalty. The Credit Agreement requires that the Partnership’s ratio of total debt to EBITDA for the prior four fiscal quarters must be no greater than 5.0:1.0 as of the last day of each fiscal quarter (and 5.5:1.0 during the period following certain specified acquisitions).

Tax-Exempt Bonds
In connection with the Bakken Pipeline/MSLP Acquisition, we assumed four tranches of tax-exempt bonds issued by the Brazos River Harbor Navigation District. Each of the four tranches was issued in the amount of $25 million, with tranches maturing in 2018, 2020 and two tranches in 2021.

All four tranches accrue interest monthly based on a daily rate derived by the remarketing agent for the bonds. The interest rates are designed to represent the lowest rate acceptable by the tax-exempt, variable-rate bond market and approximate the tax-exempt bonds trading at par. At December 31, 2017, the rate for all four tranches averaged 1.94 percent.

Senior Bonds
In May 2017 and prior to their maturity, we repaid MSLP senior bonds assumed in the Bakken Pipeline/MSLP Acquisition with a carrying value of $136 million on the repayment date, which resulted in an immaterial gain.

Notes Payable
In March 2016, in connection with the Initial Fractionator Acquisition, we entered into an Assignment and Assumption of Note agreement with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under a term promissory note (the Initial Note) with a $212 million principal balance. In August 2016, using proceeds from a unit offering, we repaid the Initial Note in its entirety.

In May 2016, in connection with the Subsequent Fractionator Acquisition, we entered into three separate Assignment and Assumption of Note agreements with subsidiaries of Phillips 66, pursuant to which we assumed the obligations under three term promissory notes (the Subsequent Notes), each with a $225 million principal balance. Also in May 2016, using proceeds from a unit offering, we repaid two of the Subsequent Notes in their entirety, and reduced the outstanding balance on the remaining Subsequent Note to $19 million, which was subsequently repaid in June 2016.

Because the Initial Note, Subsequent Notes and MSLP tax-exempt bonds and senior bonds were held by entities we acquired in common control transactions, prior period debt balances were retrospectively presented as if we had held the notes and bonds since their inception in January 2014 in the case of the notes, and February 2017 in the case of the bonds.

Note 12—Equity

ATM Programs
In June 2016, we filed a prospectus supplement to the shelf registration statement for our continuous offering program that became effective with the Securities and Exchange Commission in May 2016, related to the continuous issuance of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by market conditions and other factors at the time of our offerings (such continuous offering program, or at-the-market program, is referred to as our ATM Program). During the year ended December 31, 2017, on a settlement-date basis, we issued an aggregate of 3,372,716 common units under our ATM Program, generating net proceeds of $173 million, after broker commissions. During the year ended December 31, 2016, on a settlement-date basis, we issued an aggregate of 346,152 common units under our ATM Program, generating net proceeds of $19 million after broker commissions.

We filed a new shelf registration statement for a second continuous offering program that became effective with the Securities and Exchange Commission on January 23, 2018, related to the continuous offering of up to an aggregate of $250 million of common units, in amounts, at prices and on terms to be determined by the market conditions and other factors at the time of our offerings.

The net proceeds from sales under the ATM Programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Common Unit Offerings
In October 2017, we completed a private placement of 6,304,204 common units representing limited partner interests at a price of $47.59 per common unit, for total proceeds of $295 million, net of underwriting discounts and commissions. The net proceeds were used in part to fund the cash portion of the Bakken Pipeline/MSLP Acquisition. See Note 4—Acquisitions for additional information.

In August 2016, we completed a public offering of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit. We received proceeds of $299 million from the offering, net of underwriting discounts and commissions. We utilized the net proceeds to repay the Initial Note assumed as part of the Initial Fractionator Acquisition and to repay other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to form STACK. See Note 4—Acquisitions and Note 11—Debt for additional information.

In May 2016, we completed a public offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit. We received proceeds of $656 million from the offering, net of underwriting discounts and commissions. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Acquisitions and Note 11—Debt for additional information.

In February 2015, we completed the public offering of an aggregate of 5,250,000 common units representing limited partner interests at a price of $75.50 per common unit. We received proceeds of $384 million from the offering, net of underwriting discounts and commissions. We utilized a portion of the net proceeds to partially fund the acquisition of the Sand Hills, Southern Hills and Explorer equity investments and to repay amounts outstanding under our revolving credit facility. We used the remaining proceeds to fund expansion capital expenditures and for general partnership purposes. See Note 5—Equity Investments for additional information on the Sand Hills, Southern Hills and Explorer acquisition.

Preferred Unit Offering
In October 2017, we completed the private placement of 13,819,791 perpetual convertible preferred units (preferred units) representing limited partner interests at a price of $54.27 per preferred unit. We received proceeds of $737 million from the offering, net of offering and transaction expenses. The net proceeds were used in part to fund the cash portion of the Bakken Pipeline/MSLP Acquisition.

The preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per unit, beginning for the quarter ended December 31, 2017, with a prorated amount from the date of issuance. Following the third anniversary of the issuance of the preferred units, the holders of the preferred units will receive as a quarterly distribution the greater of $0.678375 per unit or the amount of per-unit distributions paid to common unitholders as if such preferred units had converted into common units immediately prior to the record date.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. At December 31, 2017 and 2016, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize non-cash expenses and associated non-cash capital contributions from our General Partner, as these are considered liabilities paid for by a principal unitholder.

Note 14—Leases

Lessor
We have certain services agreements with Phillips 66 that are considered operating leases under GAAP. These agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from these agreements are recorded within “Operating revenues—related parties” on our consolidated statement of income. As of December 31, 2017, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars

2018	$562
2019	530
2020	527
2021	516
2022	505
Thereafter	1,584
Total	$4,224

Lessee
We have operating lease agreements with Phillips 66 for the land underlying or associated with certain assets. Due to the economic infeasibility of canceling these leases, we consider them non-cancellable. For the year ended December 31, 2017, total operating lease rental expense was $3 million. As of December 31, 2017, the future minimum lease payments for our operating lease obligations were:

Millions of Dollars

2018	$3
2019	3
2020	3
2021	3
2022	3
Thereafter	93
Total minimum lease payments	$108

Note 15—Employee Benefit Plans

Pension and Retirement Savings Plans
Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our wholly owned businesses are employed by Phillips 66. Those employees participate in the pension, postretirement health insurance and defined contribution benefit plans sponsored by Phillips 66. Most employees of Phillips 66 who provide direct support to our operations do so under the provisions of the amended and restated operational services agreement, which fees include a burden for benefit costs.

Note 16—Unit-Based Compensation

In 2013, the Board of Directors of our General Partner adopted the Phillips 66 Partners LP 2013 Incentive Compensation Plan (the ICP).  Awards under the ICP are available for officers, directors and employees of our General Partner or its affiliates, and any consultants or other individuals who perform services for the Partnership.  The ICP allows for the grant of unit awards, restricted units, phantom units, unit options, unit appreciation rights, distribution equivalent rights, profits interest units and other unit-based awards.  The ICP limits the number of common units that may be delivered pursuant to awards to 2,500,000, subject to proportionate adjustment in the event of unit splits and similar events.

From the closing of our initial public offering through December 31, 2017, we have only issued phantom units to non-employee directors under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the date the phantom unit is settled after the vesting period (settlement date), and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount equal to any cash distributions paid on a common unit during that time. During the years ended December 31, 2017, 2016, and 2015, we granted a total of 4,794, 4,880 and 2,343 phantom units, respectively, to three non-employee directors of the Partnership. On the grant date, phantom units awarded to non-employee directors become non-forfeitable; therefore, we immediately recognize expense equal to the grant-date fair value of the award.  Phantom units awarded under the ICP do not have voting rights.

Note 17—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are generally borne by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships. For us, this is primarily Texas. Our effective tax rate was less than one percent for the years ended December 31, 2017, 2016 and 2015.

At December 31, 2017 and 2016, we had a deferred tax liability of $5 million and $2 million, respectively. The net deferred tax liability was primarily associated with PP&E and equity investments.

As of December 31, 2017 and 2016, we had no liability reported for uncertain tax positions, and we did not have any interest or penalties related to income taxes for the years ended December 31, 2017, 2016 and 2015. Texas tax returns for the years 2013 and forward are subject to examination.

Note 18—Cash Flow Information

The acquisitions discussed below had cash and noncash elements. The common and general partner units issued to Phillips 66 in the Bakken Pipeline/MSLP, Eagle and Sand Hills/Southern Hills/Explorer acquisitions were assigned no value, because the cash consideration and any debt assumed exceeded the historical net book value of the acquired assets for each acquisition. Accordingly, the units issued for these acquisitions had no impact on partner capital balances, other than changing ownership percentages.

Bakken Pipeline/MSLP Acquisition
The historical book value of the net assets acquired in the Bakken Pipeline/MSLP Acquisition was $729 million. Total cash consideration and assumed debt immediately repaid to Phillips 66 at acquisition totaled $963 million.  Of this total, $729 million was an investing cash outflow, and the remaining $234 million was deemed a cash distribution to our General Partner (a financing cash outflow).  The remaining balance of debt assumed in the acquisition of $447 million was a noncash financing activity that increased debt and decreased our General Partner’s capital account.

Eagle Acquisition
We attributed $990 million of the total $1,109 million cash consideration paid to the historical book value of the assets acquired (an investing cash outflow). The remaining $119 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow).

Subsequent Fractionator Acquisition
The historical book value of the net assets acquired in the Subsequent Fractionator Acquisition was $871 million. Of this amount, $656 million was a financing cash outflow, representing the acquisition of the noncontrolling interest in Sweeny Frac LLC, through the repayment of a portion of the debt assumed in the transaction. The remaining debt financing balance of $19 million represented a noncash investing and financing activity. The remaining $196 million of book value was attributed to the common and general partner units issued (a noncash investing and financing activity).

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

Bayou Bridge Joint Venture Acquisition
Total consideration paid for the transaction was $70 million, consisting of the assumption of a $35 million note payable to Phillips 66 that was immediately paid in full (an investing cash outflow). The remaining $35 million of book value was attributed to the common and general partner units issued (a noncash investing and financing activity).

Sand Hills, Southern Hills and Explorer Acquisition
We attributed $734 million of the total $880 million cash consideration paid to the investment balance of the Sand Hills, Southern Hills and Explorer equity investments acquired (an investing cash outflow). The remaining $146 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow).

Our capital expenditures and investments consisted of:

	Millions of Dollars
	2017	2016	2015
Capital Expenditures and Investments
Capital expenditures attributable to Predecessors	$82	96	690
Capital expenditures and investments attributable to the Partnership	352	461	205
Total capital expenditures and investments	$434	557	895

	Millions of Dollars
	2017	2016	2015
Capital Expenditures and Investments
Cash capital expenditures and investments	$431	584	948
Change in capital expenditure accruals	3	(27)	(53)
Total capital expenditures and investments	$434	557	895

	Millions of Dollars
	2017	2016	2015
Other Noncash Investing and Financing Activities
Dividend of loan receivable to Phillips 66 by Predecessor	$51	—	—
Certain liabilities of acquired assets retained by Phillips 66(1)	—	50	—
Contributions of net assets into joint ventures	—	—	43

Cash Payments
Interest and debt expense	$96	40	18
(1)Certain liabilities of acquisitions were retained by Phillips 66, pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since our initial public offering. See Note 13—Contingencies for additional information on these excluded liabilities associated with acquisitions.

Note 19— Restricted Cash

At December 31, 2017, the Partnership did not have any restricted cash. The restrictions on the cash received in February 2017, as a result of the retrospective adjustment for the Bakken Pipeline/MSLP Acquisition, were fully removed in the second quarter of 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full. See Note 4—Acquisitions for additional information.

Note 20—Other Financial Information

	Millions of Dollars
	2017	2016	2015
Interest and Debt Expense
Incurred
Debt	$100	56	65
Other	2	1	1
	102	57	66
Capitalized	(1)	(5)	(32)
Expensed	$101	52	34

Other Income
Co-venturer contractual make-whole payments	$7	—	5
Interest income	3	—	—
Other	2	1	1
Total other income	$12	1	6

Note 21—Related Party Transactions

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

Amended and Restated Operational Services Agreement
Under our amended and restated operational services agreement, we reimburse Phillips 66 for providing certain operational services to us in support of our pipelines and terminaling, processing, and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time.

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

Related Party Transactions
Significant related party transactions included in operating and maintenance expenses, general and administrative expenses and interest and debt expense were:

	Millions of Dollars
	2017	2016	2015

Operating and maintenance expenses	$189	104	95
General and administrative expenses	64	56	58
Interest and debt expense	—	3	2
Total	$253	163	155

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $8 million. In prior periods, the monthly fee paid to Phillips 66 was $1 million from July 26, 2013 through February 28, 2014, $2 million from March 1, 2014, to March 1, 2015, $3 million from March 2, 2015, to October 13, 2016, and $7 million from October 14, 2016 to October 6, 2017 reflecting the growth in our operations.

The operational and administrative support fee is for the provision of certain services, including: logistical services; asset oversight, such as operational management and supervision; corporate engineering services, including asset integrity and regulatory services; business development services; executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services performed for our operations. Under our amended and restated operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipeline, rail rack, fractionator, processing, terminaling, and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gains and losses associated with volumes transported by Phillips 66.

Other related party balances in our consolidated balance sheet at December 31 consisted of the following, all of which were related to Phillips 66:

	Millions of Dollars
	2017	2016

Deferred rentals and other assets	$5	5
Deferred revenues	33	14
Deferred revenues and other liabilities	61	19

Note 22—New Accounting Standards

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

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, finance or operating, with classification affecting the pattern of income recognition.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods, early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our financial statements. As part of our assessment work-to-date, we have formed an implementation team, commenced identification of our lease population and selected a lease software package.

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

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” This ASU and other related updates issued are intended to improve comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets and expand disclosure requirements. In August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date.” The amendment in this ASU defers the effective date of ASU No. 2014-09 for all entities for one year. Public business entities should apply the guidance in ASU No. 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Our assessment work included the formation of an implementation work team, training on the new ASU’s revenue recognition model, contract review and documentation, and the monitoring of industry interpretative issues. We adopted the standard on January 1, 2018, using the modified retrospective application. Our evaluation of the ASU is near completion, which includes understanding the impact of adoption on earnings from equity method investments and revenue within lease arrangements.  Based on our analysis to-date, we expect to record a noncash cumulative effect increase to total equity ranging from $20 million to $25 million, primarily related to accelerated revenue recognition on contracts with minimum volume commitments.  We also expect increased disclosures on revenue recognition.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars					Per Common Unit
	Total Revenues and Other Income	Income Before Income Taxes	Net Income	Net Income Attributable to the Partnership	Limited Partners’ Interest in Net Income Attributable to the Partnership	Net Income Attributable to the Partnership
						Basic	Diluted
2017
First*	$262	110	110	97	65	0.60	0.60
Second*	277	120	119	103	66	0.61	0.61
Third*	299	132	131	99	56	0.51	0.51
Fourth	331	166	164	162	105	0.86	0.83

2016
First	$204	94	94	52	36	0.44	0.44
Second	219	101	100	68	47	0.51	0.51
Third	222	112	112	83	57	0.57	0.57
Fourth	228	103	102	98	69	0.65	0.65
*Financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2017, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2017.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2017, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Board of Directors of our General Partner currently has seven members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). The NYSE does not require a listed limited partnership to have a majority of independent directors on its general partner’s board of directors or to establish a compensation committee or a nominating committee. However, the Board of Directors of our General Partner has established an Audit Committee, as well as a Conflicts Committee to address conflict situations. Phillips 66 appoints all members to the Board of Directors of our General Partner. The Board of Directors of our General Partner has determined that Joseph W. O’Toole, Mark A. Haney and P.D. (David) Bairrington are independent directors under the independence standards of the NYSE.

The officers of our General Partner manage the day-to-day affairs of our business. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are employed by affiliates of our General Partner, but we sometimes refer to these individuals in this Annual Report on Form 10-K as our employees for ease of reference.

Directors and Executive Officers of Phillips 66 Partners GP LLC
Directors are elected by the sole member of our General Partner and hold office until their successors have been elected or qualified or until the earlier of death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board of Directors. Tim G. Taylor served as a Director and President of our General Partner until his retirement from those positions effective December 31, 2017. The following table shows information for the directors and executive officers of Phillips 66 Partners GP LLC.

Name	Position with Phillips 66 Partners GP LLC	Age*
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	60
Robert A. Herman	Director and Senior Vice President, Operations	58
Timothy D. Roberts	Director	56
Kevin J. Mitchell	Director and Vice President and Chief Financial Officer	51
J.T. (Tom) Liberti	Vice President and Chief Operating Officer	65
Chukwuemeka A. Oyolu	Vice President and Controller	48
Joseph W. O’Toole	Director	79
Mark A. Haney	Director	62
P.D. (David) Bairrington	Director	62
*On February 23, 2018.

Greg C. Garland has served as Chief Executive Officer and Chairman of the Board of Directors of our General Partner since March 2013. Mr. Garland became Chairman of the Board of Directors, President and Chief Executive Officer of Phillips 66 in April 2012, and has been Chairman and Chief Executive Officer of Phillips 66 since June 2014. Mr. Garland devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, directly managing our business and affairs. Mr. Garland was appointed Senior Vice President, Exploration and Production—Americas for ConocoPhillips in October 2010, having previously served as President and Chief Executive Officer of Chevron Phillips Chemical Company LLC (CPChem) since 2008. Mr. Garland is currently a member of the Board of Directors of DCP

Midstream, LLC and Amgen Inc. We believe that Mr. Garland’s extensive experience in the energy industry, including his 35-year career with Phillips Petroleum Company, CPChem and ConocoPhillips, and as Chief Executive Officer of Phillips 66, makes him well qualified to serve both as a director and as Chairman of the Board of Directors of our General Partner. In addition to his other skills and qualifications, we believe that Mr. Garland’s role as both Chairman and Chief Executive Officer provides a vital link between management and the Board of Directors and allows the Board of Directors to perform its oversight role with the benefit of management’s perspective on business and strategy.

Robert A. Herman has served as Senior Vice President, Operations and a member of the Board of Directors of our General Partner since June 2014. Mr. Herman became Executive Vice President, Refining of Phillips 66 in September 2017. Mr. Herman devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, on our business and affairs. Before assuming his current role, Mr. Herman served Phillips 66 as Executive Vice President, Midstream, from June 2014 to September 2017, Senior Vice President, Health, Safety, and Environment, Projects and Procurement, from February 2014 to June 2014, and Senior Vice President, Health, Safety, and Environment, from April 2012 to February 2014. Before joining Phillips 66, Mr. Herman worked for ConocoPhillips as Vice President, Health, Safety, and Environment, from 2010 to 2012. Mr. Herman is currently a member of the Board of Directors of CPChem. We believe that Mr. Herman is a suitable member of the Board of Directors due to the significant industry experience he has gained through his employment with Phillips 66 and ConocoPhillips.

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

J.T. (Tom) Liberti has served as Vice President and Chief Operating Officer of our General Partner since March 2013. Mr. Liberti became General Manager, Master Limited Partnership of Phillips 66 in March 2013. Prior to his current role at Phillips 66, Mr. Liberti served as General Manager, Lubricants of Phillips 66 since April 2012.

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

P.D. (David) Bairrington has served as a member of the Board of Directors of our General Partner since August 2016 and serves on both the Audit Committee and the Conflicts Committee. Mr. Bairrington is the managing partner of a family owned real estate development company, JDMD Development, LLC. Prior to taking on that role, he spent 33 years in the energy industry with Phillips Petroleum Company and ConocoPhillips, from which he retired in June 2011. During his career, he held a number of executive positions with Phillips Petroleum Company and ConocoPhillips, including Senior Vice President of ConocoPhillips Canada, President and Managing Director of the Russia and Caspian Region, and Senior Vice President of Marketing and Transportation. Mr. Bairrington is a former board member of Syncrude Canada Ltd, and the former Chairman of the Board of the Polar Lights Company and NaryanMarNefteGas Company. Currently, Mr. Bairrington serves on the Texas Municipal Power Agency Board, Bryan Texas Utilities Board, Wells Fargo Community Board and the Blinn College Brazos County Advisory Committee. We believe that Mr. Bairrington is a suitable member of the Board of Directors because of his lengthy tenure and extensive experience in the energy industry, particularly his leadership experience with operating responsibilities.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our General Partner, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the U.S. Securities and Exchange Commission (SEC) and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2017, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis, other than a Form 4 related to the acquisition by Mr. Bairrington of common units on September 29, 2017, that was not timely filed due to an administrative error.

Committees of the Board of Directors
The Board of Directors of our General Partner has an Audit Committee and a Conflicts Committee. Each of the standing committees of the Board of Directors has the composition and responsibilities described below.

Audit Committee
Our General Partner has an Audit Committee consisting of three directors, each of whom meets the independence and experience standards established by the NYSE and the Act. The members of the Audit Committee are Messrs. Bairrington, Haney, and O’Toole. Mr. O’Toole serves as the chair of the Audit Committee, and the Board of Directors of our General Partner has determined that Mr. O’Toole is an audit committee financial expert (as defined in the Act). The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the Audit Committee. The Audit Committee has a written charter adopted by the Board of Directors of our General Partner, which is available on our website at http://www.phillips66partners.com by selecting “Investors,” then “Corporate Governance,” then “Documents and Charters,” and selecting “Audit Committee Charter.”

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

Code of Business Ethics and Conduct
Our General Partner has adopted a Code of Business Ethics and Conduct for directors and employees designed to help directors and employees resolve ethical issues in an increasingly complex global business environment. Our Code of Business Ethics and Conduct applies to all directors and employees, including the Chief Executive Officer and the senior financial officers. Our Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, payments to government personnel, anti-boycott laws, U.S. embargoes and sanctions, compliance procedures and employee complaint procedures. Our Code of Business Ethics and Conduct is available on our website under the “Corporate Governance” caption. Unitholders may also request printed copies of our Code of Business Ethics and Conduct by following the instructions located under the section “Website Access to SEC Reports” in Items 1 and 2. Business and Properties.

Item 11. EXECUTIVE COMPENSATION

Neither we nor our General Partner employ the individuals who serve as executive officers of our General Partner and are responsible for managing our business. We are managed by our General Partner, the executive officers of which are employees of Phillips 66. We and our General Partner have entered into an omnibus agreement, as amended, with Phillips 66 pursuant to which, among other matters:

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

Pursuant to the applicable provisions of our partnership agreement, we reimburse our General Partner for the costs it incurs in relation to the Phillips 66 employees, including executive officers, who provide services to operate our business. Our “Named Executive Officers” (NEOs) consist of our General Partner’s chief executive officer, chief financial officer and the next three most highly compensated executive officers, who for 2017 were:

•	Greg C. Garland, Chairman of the Board of Directors and Chief Executive Officer.

•	Tim G. Taylor, President.

•	Kevin J. Mitchell, Vice President and Chief Financial Officer.

•	Chukwuemeka A. Oyolu, Vice President and Controller.

•	J. T. (Tom) Liberti, Vice President and Chief Operating Officer.

Effective December 31, 2017, Mr. Taylor retired as the President of our General Partner.

Compensation Discussion and Analysis
Messrs. Garland, Mitchell, Taylor and Oyolu, who were also executive officers of Phillips 66 during 2017, devoted the majority of their time to their respective roles at Phillips 66 and also spent time, as needed, directly managing our business and affairs. Pursuant to the terms of the amended omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by Messrs. Garland, Mitchell, Taylor and Oyolu. Messrs. Garland, Mitchell, Taylor and Oyolu do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and, except for the fixed operational and administrative support fee we pay to Phillips 66, we did not otherwise pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell, Taylor and Oyolu during 2017.

Mr. Liberti devotes substantially all of his working time to our business and, pursuant to the terms of the amended omnibus agreement, we reimburse Phillips 66 for all the compensation and benefits paid to him with respect to time spent managing our business.

The Human Resources and Compensation Committee of the Board of Directors of Phillips 66 (the Compensation Committee) has ultimate decision-making authority with respect to the compensation of Phillips 66’s senior officers. The elements of compensation discussed below, and Phillips 66’s decisions with respect to determinations on payments, were approved by the Compensation Committee, and were not subject to approvals by the Board of Directors of our General Partner.

See Note 21—Related Party Transactions—Amended Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Elements of Compensation
Phillips 66 provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution plans, defined benefit retirement plans and executive life insurance arrangements. Phillips 66 also provides additional benefits to approved senior officers, such as personal security. In addition, although our NEOs have not entered into employment agreements with Phillips 66, our NEOs are eligible to participate in Phillips 66’s executive severance and change in control plans, pursuant to which they would receive severance payments and benefits from Phillips 66 in the event of an involuntary termination of employment (with an enhanced level of payment if such termination occurs in connection with a change in control of Phillips 66). In the future, Phillips 66 and/or our General Partner may provide different and/or additional compensation components, benefits and/or perquisites to our NEOs, to ensure that they are provided with a comprehensive and competitive compensation structure.

As explained above, Messrs. Garland, Mitchell, Taylor and Oyolu devoted a small portion of their overall working time to our business during 2017 and the compensation our NEOs received from Phillips 66 in relation to their services for us did not comprise a material amount of their total compensation. In addition, except for a fixed operational and administrative support fee that we pay to Phillips 66 pursuant to the terms of the amended omnibus agreement, and any awards that may be granted in the future to Messrs. Garland, Mitchell, Taylor and Oyolu under the Incentive Compensation Plan (ICP), we will not pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell, Taylor and Oyolu. For a detailed discussion of the compensation and benefits that Phillips 66 provides to its NEOs, and its philosophy, objectives and policies related to executive compensation, please refer to the Compensation Discussion and Analysis section of Phillips 66’s 2018 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov. The following sets forth a more detailed explanation of the elements of Phillips 66’s executive compensation program for Mr. Liberti.

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

Annual Cash Bonus. Phillips 66’s annual cash incentive program provides participants with an opportunity to earn annual cash bonus awards generally based on company, business unit and individual performance. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s eligible earnings. For 2017, Mr. Liberti had an annualized target bonus of 50 percent of his eligible earnings.

For 2017, Phillips 66 used the following metrics in relation to the corporate performance of Phillips 66 as a whole for annual bonus program purposes, with the weightings specified as follows:

Adjusted EBITDA	40 percent
Operating Excellence	35 percent
Adjusted Controllable Cost	15 percent
High-Performing Organization	10 percent

The Compensation Committee used its judgment in assessing results in relation to the foregoing categories of criteria to award between zero and 200 percent of each NEO’s target bonus. There are multiple award units within Phillips 66 designed to measure performance and reward employees according to business unit performance. Performance criteria include quantitative and qualitative metrics specific to each business unit, such as income, cost control, safety and operational excellence, and resource and talent management. Finally, an individual performance adjustment may be applied for its executives and key employees. For 2017, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 130 percent of his target award to recognize the overall performance of Phillips 66, the performance of his business unit and his individual contributions.

Long-Term Equity-Based Compensation Awards. Phillips 66 maintains a long-term incentive program pursuant to which it grants equity-based awards in Phillips 66 stock to its executives and key employees. Awards are paid out from zero to 200 percent of target depending on Phillips 66’s performance relative to the applicable targets. For the performance periods presented, payout levels for the Performance Share Program (PSP) awards were based on Phillips 66’s Total Shareholder Return (TSR) (50 percent), as compared to a group of Phillips 66’s peer companies, and Return on Capital Employed (ROCE) (50 percent), as compared to both its weighted average cost of capital and a group of Phillips 66’s peer companies. Generally, performance at the 50th percentile of the peer group would result in a target payout subject to any individual performance or other adjustments that may be made by the Compensation Committee. For performance periods that ended in 2017, payouts for the PSP were made in cash at the end of the performance period, with no escrow period.

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

For 2017, Phillips 66’s long-term incentive program delivered 50 percent of long-term target value in the form of performance share units through the PSP, 25 percent in the form of stock options and 25 percent in the form of restricted stock units. This reflects the cyclical nature of its business, promotes retention of high-performing talent and supports succession planning.

Retirement, Health, Welfare and Additional Benefits. Our NEOs are eligible to participate in the employee benefit plans and programs that Phillips 66 may from time to time offer to its employees, subject to the terms and eligibility requirements of those plans. Our NEOs are also eligible to participate in tax-qualified defined contribution and defined benefit retirement plans to the same extent as all other Phillips 66 employees. Phillips 66 also maintains three supplemental retirement plans in which its executives and key employees participate. Its voluntary deferred compensation plan (the Phillips 66 Key Employee Deferred Compensation Plan) allows executives to defer both the receipt and taxation of a portion of their base salary until separation and annual bonus until a specific date or when they separate from employment. Its defined contribution restoration plan (the Phillips 66 Defined Contribution Make-Up Plan) restores benefits capped under Phillips 66’s qualified defined contribution plan due to Internal Revenue Code limits. Finally, its defined benefit restoration plans (the Phillips 66 Key Employee Supplemental Retirement Plan and the Phillips 66 Supplemental Executive Retirement Plan) restore company sponsored benefits capped under the qualified defined benefit pension plan due to Internal Revenue Code limits and provide additional nonqualified pension benefits to executives who were hired in mid-career to partially compensate for the loss of retirement benefits from a previous employer. Our NEOs, including Mr. Liberti, participate in these programs and Phillips 66 remains responsible for providing 100 percent of the benefits thereunder. However, with respect to the executives for whom we are obligated to reimburse Phillips 66 for an allocated portion of compensation and benefits costs, we will pay periodic amounts to Phillips 66 pursuant to the terms of the amended omnibus agreement representing Phillips 66’s estimated costs for providing these benefits. Beginning in 2017, Phillips 66 provided executive health and financial planning benefits to our NEOs, subject to certain eligibility requirements.

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

Compensation Consultants
Our General Partner does not have a compensation committee, and its Board of Directors did not retain a compensation consultant in 2017.

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

Compensation Risk Assessment
The Compensation Committee oversees the risk assessment performed by Phillips 66 management of all elements of its compensation programs, policies and practices for all employees. A discussion of this risk assessment will be included in the Compensation Discussion and Analysis section of Phillips 66’s 2018 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

CEO Pay Ratio
Neither we nor our General Partner have any employees. As a result, we have no basis for disclosing the annual compensation and corresponding ratio as required under Item 402(u) of Regulation S-K.

Compensation Committee Report
The independent directors of our General Partner (the Independent Directors) have reviewed and discussed the Compensation Discussion and Analysis required by Item 402(b) of Regulation S-K with management and, based on such review and discussions, the Independent Directors recommended to the Board of Directors of our General Partner that the Compensation Discussion and Analysis be included in this Annual Report on Form 10-K.

The Independent Directors have submitted this Report to the Board of Directors as of February 23, 2018:

•	P.D. (David) Bairrington

•	Mark A. Haney

•	Joseph W. O’Toole
Summary Compensation Table

The following table summarizes the compensation for our NEOs for fiscal years 2017, 2016 and 2015.

Name and Principal Position	Year	Salary(2)($)	Stock Awards(3)($)	Stock Options(4)($)	Non-Equity Incentive Compensation Plan(5)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)($)	All Other Compensation(7)($)	Total($)

Greg C. Garland, Chief Executive Officer(1)	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—
Kevin J. Mitchell, Vice President and Chief Financial Officer(1)	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
Tim G. Taylor, President (1)	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—
Chukwuemeka A. Oyolu, Vice President and Controller(1)	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
	2015	—	—	—	—	—	—	—
J.T. (Tom) Liberti, Vice President and Chief Operating Officer	2017	364,604	424,707	144,160	236,993	297,439	25,522	1,493,425
	2016	354,136	451,672	138,498	239,042	354,369	26,440	1,564,157
	2015	334,536	439,789	126,228	307,355	385,851	35,054	1,628,813
(1) Messrs. Garland, Mitchell, Taylor and Oyolu devote a small portion of their overall working time to our business. The compensation these NEOs receive from Phillips 66 in relation to their services for us does not represent a material amount of their total compensation.
(2) Includes any amounts that were voluntarily deferred under Phillips 66’s Key Employee Deferred Compensation Plan.
(3) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with U.S. generally accepted accounting principles (GAAP) and reflect awards granted under Phillips 66’s PSP and Phillips 66’s Restricted Stock Program. These include awards that are expected to be finalized as late as 2019. The amounts shown for awards from the PSP relate to performance periods that began in 2015, 2016 and 2017 and that end in 2017, 2018 and 2019, respectively. Amounts shown relating to PSP are targets because target is the probable outcome for the applicable performance period, consistent with the accounting treatment under GAAP. If the maximum payout were used for the PSP awards the amounts shown relating to PSP would double, although the value of the actual payout would depend on the stock price at the time of the payout. If the minimum payout were used, the amounts for PSP awards would be reduced to zero. Actual payouts with regard to the targets set for the performance period that ended in 2017 were approved by the Compensation Committee at its February 2018 meeting. The fair market value on the date of payout was $521,350. Earned payouts under the PSP 2015-2017 have been, and under the PSP 2016-2018 and PSP 2017-2019 are expected to be, made in cash at the end of the applicable performance period and will be forfeited if the NEO is terminated prior to the end of the performance period (other than for death or following disability or after a change in control). If the NEO retires after age 55 and with five years of service, the NEO is entitled to a prorated award for any ongoing program in which he or she participated for at least 12 months.

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

Grants of Plan-Based Awards

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. The table includes both equity and non-equity awards only to Mr. Liberti because he is the only NEO for whom we directly reimburse Phillips 66 for his compensation.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options(#)	Exercise or Base Price of Option Awards($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date(1)	Threshold($)	Target($)	Maximum($)	Threshold(#)	Target (#)	Maximum(#)

Mr. Liberti		—	182,302	455,755	—	—	—	—	—	—	—
	2/7/2017	—	—	—	—	—	—	1,817	—	—	142,589
	2/7/2017	—	—	—	—	3,595	7,190	—	—	—	282,118
	2/7/2017	—	—	—	—	—	—	—	8,500	78.475	144,160
(1) The grant date shown is the date on which the Compensation Committee approved the target awards.
(2) Threshold and maximum awards are based on the provisions in the VCIP. Actual awards earned can range from 0 to 200 percent of the target awards, with a further possible adjustment of +/- 50 percent of the target award depending on individual performance. The Compensation Committee retains the authority to make awards under the program and to use its judgment in adjusting awards, including making awards greater than the amounts shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66. Actual payouts under the annual bonus program for 2017 are calculated using base salary earned in 2017 and reflected in the “Non-Equity Incentive Compensation Plan” column of the “Summary Compensation Table”.
(3) Threshold and maximum awards are based on the provisions of the PSP. Actual awards earned can range from 0 to 200 percent of the target awards. Performance periods under the PSP cover a three-year period, and since a new three-year period commences each year, there could be three overlapping performance periods ongoing at any time. In 2017, targets were set for Mr. Liberti with respect to an award for the three-year performance period beginning in 2017 and ending in 2019. The Compensation Committee retains the authority to make awards under the PSP using its judgment, including making awards greater than the maximum payout shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.
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

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our NEOs have received any grants of, equity or equity-based awards in us and no such awards were outstanding as of December 31, 2017. We may make grants of equity and equity-based awards in us to our NEOs and other key employees under the ICP. See “Our Incentive Compensation Plan” for additional information.

Our NEOs have received and may continue to receive equity or equity-based awards in Phillips 66 under Phillips 66’s equity compensation programs. The following table provides additional information about only Mr. Liberti’s outstanding equity awards in Phillips 66 as of December 31, 2017, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Grant Date (1)	Option Awards (2)				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable(3)(#)	Number of Securities Underlying Unexercised Options Unexercisable(#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (4)(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Mr. Liberti	2/7/2013	5,000	—	62.170	2/7/2023
	2/6/2014	6,400	—	72.255	2/6/2024
	2/3/2015	4,466	2,234	74.135	2/3/2025
	2/2/2016	2,733	5,467	78.620	2/2/2026
	2/7/2017	—	8,500	78.475	2/7/2027
						38,278	3,871,820	7,497	758,322
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
(3) The options shown in this column vested and became exercisable in 2017 or prior years (although under certain termination circumstances, the options may still be forfeited). Options become exercisable in one-third increments on the first, second and third anniversaries of the grant date.
(4) These amounts include unvested restricted stock and restricted stock units awarded under the PSP for performance periods ending prior to December 31, 2014, and awarded as annual awards. All awards for performance periods ending on or before December 31, 2014, continue to have restrictions upon transferability. Restrictions on PSP awards for performance periods ending on or before December 31, 2010, lapse upon separation from service. Restrictions on PSP awards for later performance periods lapse five years from the grant date unless the NEO elected prior to the beginning of the performance period to defer lapsing of the restrictions until separation from service. Awards are subject to forfeiture if, prior to lapsing, the NEO separates from service for a reason other than death, disability, layoff, retirement after reaching age 55 with five years of service, or after a change of control, although the Compensation Committee has the authority to waive forfeiture. The awards have no voting rights, but do entitle the holder to receive dividend equivalents in cash. The value of the awards reflects the closing price of our stock, as reported on the NYSE, on December 29, 2017 ($101.15).
(5) Reflects potential awards from ongoing performance periods under the PSP for performance periods ending December 31, 2018, and December 31, 2019. These awards are shown at target; however, there is no assurance that awards will be granted at, below or above target after the end of the relevant performance periods, as the determination to make a grant and the amount of any grant is within the judgment of Phillips 66’s Compensation Committee. Until an actual grant is made, these unearned awards pay no dividend equivalents. The value of these unearned awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 29, 2017 ($101.15).

Option Exercises and Stock Vested

The following table summarizes the value received from stock option exercises and stock grants vested during 2017 for Mr. Liberti only because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)

Mr. Liberti	21,749	1,293,869	10,410	932,281
(1) Stock awards include restricted stock units that vested during the year, as well as the PSP 2015-2017 award that vested on December 31, 2017, and was paid out in cash in early 2018. The PSP award for Mr. Liberti was 5,227 units valued at $521,350.

Pension Benefits

The following table lists the pension program participation and actuarial present value of only Mr. Liberti’s defined benefit pension as of December 31, 2017, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Plan Name	Number of Years Credited Service(1)(#)	Present Value of Accumulated Benefit(2)($)	Payments During Last Fiscal Year($)

Mr. Liberti	Phillips 66 Retirement Plan—Title 1	17	937,729	—
	Phillips 66 Key Employee Supplemental Retirement Plan(3)	—	1,441,858	—
	Phillips 66 Supplemental Executive Retirement Plan	—	1,246,377	—
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

Nonqualified Deferred Compensation

The following table provides information on nonqualified deferred compensation of only Mr. Liberti’s defined benefit pension as of December 31, 2017, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Name	Beginning Balance($)	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year(2)($)	Aggregate Earnings in Last Fiscal Year(3)($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(4)($)

Mr. Liberti(1)	43,939	—	6,622	6,370	—	56,931
(1) Mr. Liberti participates in the Phillips 66 Defined Contribution Make-Up Plan (DCMP). As of December 31, 2017, participants in this plan had 92 investment options. 27 of the options were the same as those available in our 401(k) plan and the remaining options were other mutual funds approved by the plan administrator.
(2) These amounts represent Phillips 66’s contributions under the DCMP. These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table”.
(3) These amounts represent earnings on plan balances from January 1 to December 31, 2017. These amounts are not included in the “Summary Compensation Table”.
(4) The total reflects contributions by Mr. Liberti, contributions by us, and earnings on balances prior to 2017; plus contributions by Mr. Liberti and earnings from January 1, 2017, through December 31, 2017 (shown in the appropriate columns of this table, with amounts that are included in the “Summary Compensation Table” shown in footnote 2 above).

Potential Payments upon Termination or Change-in-Control

The following table provides information about potential payments only to Mr. Liberti upon termination or change-in-control assuming the occurrence of a triggering event on December 31, 2017, because he is the only NEO for whom we reimburse Phillips 66 for his compensation.

Executive Benefits and Payments Upon Termination	Involuntary Not-for-Cause Termination (Not CIC)($)	Involuntary or Good Reason for Termination (CIC)($)	Death($)	Disability($)

Severance payment	1,173,072	1,744,253	—	—
Accelerated equity(1)	—	—	—	—
Life insurance	—	—	366,240	—
	1,173,072	1,744,253	366,240	—
(1) For the PSP, amounts for PSP 2015-2017 are shown based on the cash amount received in February 2018, while amounts for other periods are prorated to reflect the portion of the performance period completed by the end of 2017 and shown at target payout levels. These amounts reflect the closing price of our stock as reported on the NYSE on December 29, 2017 ($101.15). Restricted Stock and RSU amounts reflect the closing price of our stock as reported on the NYSE on December 29, 2017 ($101.15). For Stock Options with an exercise price lower than our stock's closing price on December 31, 2017, amounts reflect the intrinsic value as if the options had been exercised on December 31, 2017, but only for options the NEO would have retained for the specific termination event.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2017.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards(2)($)	Option Awards($)	Non-Equity Incentive Plan Compensation($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation(3)($)	Total($)

P.D. (David) Bairrington	80,000	80,036	—	—	—	—	160,036
Mark A. Haney	85,000	80,036	—	—	—	—	165,036
Joseph W. O’Toole	85,000	80,036	—	—	—	—	165,036
(1) Reflects 2017 base cash compensation of $70,000 payable to each non-employee director and the applicable committee retainers. In 2017, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in committee assignments by board members through the year, if any. Amounts shown in the “Fees Earned or Paid in Cash” column include any amounts that were voluntarily deferred. No directors elected to defer their cash compensation in 2017.
(2) Amounts represent the grant date fair value of unit awards. In 2017, non-employee directors received a grant of phantom units valued at $80,000 on the date of grant based on the average of the high and low prices for Phillips 66 Partners LP units on the grant date. These grants are made in whole units with fractional units rounded up, resulting in units with a value of $80,036 being granted on January 17, 2017.
(3) Represents fees for ground transportation associated with Board meetings.

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information
The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2017.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	9,818	(2)	$—	2,481,651
Equity compensation plans not approved by security holders	—		—	—
Total	9,818		$—	2,481,651
(1) Includes awards issued under the ICP.
(2) Includes 9,818 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2017.

The following table sets forth information regarding persons who we know to be the beneficial owners of more than five percent of our issued and outstanding common units as of February 23, 2018.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
Phillips 66 Project Development Inc.(1) 2331 CityWest Blvd. Houston, TX 77042	68,760,137	56.6%
Tortoise Capital Advisors, L.L.C. (2) 11550 Ash Street Suite 300 Leawood, KS 66211	7,690,299	6.3%
(1) Phillips 66 is the parent company of Phillips 66 Company, which is the parent company of Phillips 66 Project Development Inc., the sole owner of the member interests of our General Partner. Phillips 66 and Phillips 66 Company may, therefore, be deemed to beneficially own the units held by Phillips 66 Project Development Inc.
(2) Based solely on an amendment to Schedule 13G filed with the SEC on February 13, 2018, by Tortoise Capital Advisors, L.L.C.

The following table sets forth the beneficial ownership of common units of Phillips 66 Partners LP held by each director and NEO of Phillips 66 Partners GP LLC, our General Partner, and by all directors and executive officers of our General Partner as a group as of February 23, 2018.

Name of Beneficial Owner*	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
NEOs and Directors
Greg C. Garland	35,000	**
Kevin J. Mitchell	—	**
J.T. (Tom) Liberti	37,496	**
Tim G. Taylor(1)	55,000	**
Robert A. Herman	25,000	**
Timothy D. Roberts	—	**
Chukwuemeka A. Oyolu	5,000	**
Joseph W. O’Toole	25,000	**
Mark A. Haney	28,000	**
P.D. (David) Bairrington	10,000	**
All Directors and Executive Officers as a Group (10 Persons)	220,496	**
(1) Mr. Taylor retired as a Director and President of our General Partner at the end of 2017.
*Unless otherwise indicated, the address for all beneficial owners in this table is 2331 CityWest Blvd., Houston, Texas 77042.
**The beneficial ownership does not exceed one percent of the common units outstanding.

The following table sets forth the number of shares of Phillips 66 common stock beneficially owned as of February 23, 2018, except as otherwise noted, by each director and named executive officer of our General Partner and by all directors and executive officers of our General Partner as a group.

Name of Beneficial Owner	Total Common Stock Beneficially Owned	Restricted/Deferred Stock Units(1)	Options Exercisable Within 60 Days(2)	Percentage of Total Outstanding
NEOs and Directors
Greg C. Garland	226,340	483,918	645,161	**
Kevin J. Mitchell	34,220	24,538	40,999	**
J.T. (Tom) Liberti	14,870	38,007	26,399	**
Tim G. Taylor(3)	73,761	128,003	176,232	**
Robert A. Herman	26,905	67,081	124,066	**
Timothy D. Roberts	—	18,860	19,699	**
Chukwuemeka A. Oyolu	2,928	25,350	17,599	**
Joseph W. O’Toole	—	—	—	—
Mark A. Haney	—	—	—	—
P.D. (David) Bairrington	—	—	—	—
All Directors and Executive Officers as a Group (10 Persons)	379,024	785,757	1,050,155	**
(1) Includes restricted or deferred stock units that may be voted or sold only upon passage of time.
(2) Includes beneficial ownership of shares of common stock that may be acquired within 60 days of February 23, 2018, through stock options awarded under compensation plans.
(3) Mr. Taylor retired as a Director and President of our General Partner effective December 31, 2017.
** The beneficial ownership does not exceed one percent of the common stock outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2017, our General Partner, Phillips 66 Partners GP LLC, and its affiliates owned 68,760,137 common units, representing a 55.4 percent limited partner interest in us. In addition, our General Partner owned 2,480,051 general partner units representing a 2.0 percent general partner interest in us.

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

Operational Stage
Distributions of available cash to our General Partner and its affiliates
We generally make cash distributions of 98 percent to the unitholders pro rata, including Phillips 66 Project Development Inc., as a holder of 68,760,137 common units, and 2 percent to our General Partner, assuming it makes any capital contributions necessary to maintain its 2 percent general partner interest in us. In addition, if distributions exceed the minimum quarterly distribution and target distribution levels, the incentive distribution rights held by our General Partner will entitle our General Partner to increasing percentages of the distributions, up to 48 percent of the distributions above the highest target distribution level.

Payments to our General Partner and its affiliates
Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement, amended and restated operational services agreement and tax sharing agreement, our General Partner determines the amount of these expenses and such determinations must be made in good faith under the terms of our partnership agreement. Under our amended omnibus agreement, we reimburse Phillips 66 for expenses incurred by Phillips 66 and its affiliates in providing certain operational support and general and administrative services to us, including the provision of executive management services by certain officers of our General Partner. The expenses of other employees are allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our General Partner who provide services to us. We also reimburse Phillips 66 for any additional out-of-pocket costs and expenses incurred by Phillips 66 and its affiliates in providing general and administrative services to us. The costs and expenses for which we are required to reimburse our General Partner and its affiliates are not subject to any caps or other limits.

Under our amended and restated operational services agreement, we pay Phillips 66 for any direct costs actually incurred by Phillips 66 in providing our pipelines, terminals and storage facilities with certain maintenance, operational, administrative and construction services.

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

Transactions and Commercial and Other Agreements with Phillips 66 and Related Parties
See “2017 Developments” in Items 1 and 2. Business and Properties, for a description of our transactions and related agreements with Phillips 66 in 2017. See the “Commercial Agreements,” “Amended and Restated Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 21—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the years ended December 31, 2017 and 2016, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

	Millions of Dollars
	2017	2016
Fees
Audit fees(1)	$1.7	3.3
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.7	3.3
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
Financial Statements and Supplementary Data
The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 60, are filed as part of this Annual Report on Form 10-K.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in the financial statements or the notes to consolidated financial statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 125 to 129, are filed as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

PHILLIPS 66 PARTNERS LP

INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	Amendment to Certificate of Limited Partnership, dated October 5, 2017.	8-K	3.1	10/10/2017	001-36011

3.3	Second Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP, dated as of October 6, 2017.	8-K	3.2	10/10/2017	001-36011

4.1	Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66 Partners LP.	8-K	4.1	2/23/2015	001-36011

4.2	Fifth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2046 Notes.	8-K	4.3	10/17/2016	001-36011

4.3	Form of the 2046 Notes (included in Exhibit 4.3 as Exhibit A to the Appendix thereto).	8-K	4.5	10/17/2016	001-36011

4.4	Registration Rights Agreement dated as of October 6, 2017 by and among Phillips 66 Partners LP and the Purchasers party thereto.	8-K	4.1	10/10/2017	001-36011

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the partnership has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the partnership and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the partnership and its subsidiaries on a consolidated basis. The partnership agrees to furnish a copy of such agreements to the Commission upon request.

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
		S-1/A	10.1	6/27/2013	333-187582

10.2	First Amendment to the Credit Agreement, dated November 21, 2014.	8-K	10.1	11/21/2014	001-36011

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.3	Second Amendment to Credit Agreement, dated October 3, 2016.	8-K	10.1	10/5/2016	001-36011

10.4	Series A Preferred Unit and Common Unit Purchase Agreement, dated as of September 21, 2017, by and among Phillips 66 Partners LP and the Purchasers party thereto.	8-K	10.1	9/25/2017	001-36011

10.5	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2015, by and among Phillips 66 Company, Phillips 66 Partners GP LLC, Phillips 66 Pipeline LLC and Phillips 66 Partners LP.	8-K	2.1	2/17/2015	001-36011

10.6	Contribution, Conveyance and Assumption Agreement dated as of October 29, 2015, by and among Phillips 66 Partners LP, Phillips 66 Gulf Coast Pipeline LLC, Phillips 66 Project Development Inc., Phillips 66 Company, and Phillips 66 Partners GP LLC.	10-K	10.7	2/12/2016	001-36011

10.7	Contribution, Conveyance and Assumption Agreement, dated as of February 17, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	2/18/2016	001-36011

10.8	Contribution, Conveyance and Assumption Agreement, dated as of May 4, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	5/4/2016	001-36011

10.9	Contribution, Conveyance and Assumption Agreement, dated as of October 11, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	10/11/2016	001-36011

10.10	Contribution, Conveyance and Assumption Agreement, dated as of September 19, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	9/25/2017	001-36011

10.11	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.12	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

10.13	Second Amendment to the Omnibus Agreement, dated as of December 1, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	12/2/2014	001-36011

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.14	Third Amendment to the Omnibus Agreement, dated as of March 2, 2015, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/2/2015	001-36011

10.15	Fourth Amendment to the Omnibus Agreement, dated as of March 1, 2016, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/1/2016	001-36011

10.16	Fifth Amendment to the Omnibus Agreement, dated as of October 14, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/17/2016	001-36011

10.17	Sixth Amendment to the Omnibus Agreement, dated as of January 5, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	10-K	10.19	2/14/2016	001-36011

10.18	Seventh Amendment to the Omnibus Agreement, dated as of October 1, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/10/2017	001-36011

10.19	Amended and Restated Operational Services Agreement, dated as of October 1, 2017, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	10/10/2017	001-36011

10.20	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.21	Natural Gas Liquids Storage Agreement (Clemens Facility), dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.4	3/1/2016	001-36011

10.22	Fractionation Agreement, dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.3	3/1/2016	001-36011

10.23	Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC by and among DCP Midstream, LP, Spectra Energy Sand Hills Holding, LLC and Phillips 66 Sand Hills LLC dated as of September 3, 2013.	10-Q	10.3	5/1/2015	001-36011

10.24	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC.	10-Q	10.4	5/1/2015	001-36011

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.25	Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC by and among DCP LP Holdings, LLC, Spectra Energy Southern Hills Holding, LLC and Phillips 66 Southern Hills LLC dated as of September 3, 2013.	10-Q	10.5	5/1/2015	001-36011

10.26	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC.	10-Q	10.6	5/1/2015	001-36011

10.27†	Amended and Restated Limited Liability Company Agreement of Bayou Bridge Pipeline, LLC, dated July 9, 2015.	10-K	10.37	2/12/2016	001-36011

10.28	Addendum Agreement dated December 1, 2015, by and between Phillips 66 Partners Holdings LLC and Bayou Bridge Pipeline, LLC.	10-K	10.38	2/12/2016	001-36011

10.29	Equity Distribution Agreement, dated as of June 6, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, and RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Mizuho Securities USA Inc. and Morgan Stanley & Co. LLC.	8-K	1.1	6/6/2016	001-36011

10.30††	Amended and Restated Tolling Services Agreement, dated as of October 1, 2017, by and between Merey Sweeny, L.P. and Phillips 66 Company.	8-K	10.3	10/10/2017	001-36011

10.31**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.32**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

10.33**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

12*	Computation of Ratio of Earnings to Fixed Charges.

21*	List of Subsidiaries of Phillips 66 Partners LP.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.3*	Consent of Grant Thornton, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

		Incorporated by Reference

Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith.
** Compensatory plan or arrangement.
  † Confidential treatment has been requested for certain portions of this Exhibit pursuant to a confidential treatment request filed with the Securities and Exchange Commission on February 16, 2016. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

 ††Confidential treatment has been requested for certain portions of this Exhibit pursuant to a confidential treatment request filed with the Securities and Exchange Commission on October 10, 2017. Such portions have been omitted and filed separately with the Securities and Exchange Commission.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

Date:	February 23, 2018	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 23, 2018, by the following persons on behalf of the registrant and in the capacities indicated.

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