Form 10-Q
period 2018-03-31
PHILLIPS 66 PARTNERS LP
filed 2018-04-27
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [ X ]
The registrant had 121,760,774 of common units outstanding as of March 31, 2018.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2018	2017*
Revenues and Other Income
Operating revenues—related parties	$249	210
Operating revenues—third parties	7	10
Equity in earnings of affiliates	98	33
Other income	1	9
Total revenues and other income	355	262

Costs and Expenses
Operating and maintenance expenses	97	74
Depreciation	28	28
General and administrative expenses	16	17
Taxes other than income taxes	10	9
Interest and debt expense	30	24
Total costs and expenses	181	152
Income before income taxes	174	110
Income tax expense	2	—
Net income	172	110
Less: Net income attributable to Predecessors	—	13
Net income attributable to the Partnership	172	97
Less: Preferred unitholders’ interest in net income attributable to the Partnership	9	—
Less: General partner’s interest in net income attributable to the Partnership	53	32
Limited partners’ interest in net income attributable to the Partnership	$110	65

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$0.91	0.60
Common units—diluted	0.87	0.60

Cash Distributions Paid Per Common Unit (dollars)	$0.678	0.558

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	121,610	107,400
Common units—diluted	135,429	107,400
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2018	2017*

Net Income	$172	110
Defined benefit plans
Plan sponsored by equity affiliate, net of tax	—	—
Other comprehensive income	—	—
Comprehensive Income	$172	110
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	March 31 2018	December 31 2017
Assets
Cash and cash equivalents	$167	185
Accounts receivable—related parties	88	83
Accounts receivable—third parties	3	3
Materials and supplies	13	12
Prepaid expenses and other current assets	12	9
Total current assets	283	292
Equity investments	1,986	1,932
Net properties, plants and equipment	2,925	2,918
Goodwill	185	185
Deferred rentals and other assets	7	7
Total Assets	$5,386	5,334

Liabilities
Accounts payable—related parties	$20	21
Accounts payable—third parties	30	39
Accrued property and other taxes	18	15
Accrued interest	32	34
Short-term debt	25	25
Deferred revenues	60	35
Other current liabilities	1	2
Total current liabilities	186	171
Long-term debt	2,921	2,920
Asset retirement obligations and accrued environmental costs	11	11
Deferred income taxes	6	5
Deferred revenues and other liabilities	28	66
Total Liabilities	3,152	3,173

Equity
Preferred unitholders (2018 and 2017—13,819,791 units issued and outstanding)	746	746
Common unitholders—public (2018—53,000,637 units issued and outstanding; 2017—52,811,822 units issued and outstanding)	2,308	2,274
Common unitholder—Phillips 66 (2018 and 2017—68,760,137 units issued and outstanding)	519	487
General partner—Phillips 66 (2018 and 2017—2,480,051 units issued and outstanding)	(1,338)	(1,345)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,234	2,161
Total Liabilities and Equity	$5,386	5,334
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2018	2017*
Cash Flows From Operating Activities
Net income	$172	110
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	28	28
Undistributed equity earnings	(8)	(4)
Deferred revenues and other liabilities	(38)	—
Other	—	2
Working capital adjustments
Decrease (increase) in accounts receivable	(5)	10
Decrease (increase) in materials and supplies	—	(1)
Decrease (increase) in prepaid expenses and other current assets	(3)	2
Increase (decrease) in accounts payable	(4)	(2)
Increase (decrease) in accrued interest	(2)	4
Increase (decrease) in deferred revenues	29	4
Increase (decrease) in other accruals	2	2
Net Cash Provided by Operating Activities	171	155

Cash Flows From Investing Activities
Restricted cash received from combination of business	—	318
Collection of loan receivable	—	3
Cash capital expenditures and investments	(74)	(62)
Return of investment from equity affiliates	14	8
Net Cash Provided by (Used in) Investing Activities	(60)	267

Cash Flows From Financing Activities
Net contributions to Phillips 66 from Predecessors	—	(209)
Issuance of debt	—	712
Repayment of debt	—	(765)
Issuance of common units	9	40
Quarterly distributions to preferred unitholders	(9)	—
Quarterly distributions to common unitholders—public	(36)	(24)
Quarterly distributions to common unitholder—Phillips 66	(46)	(36)
Quarterly distributions to General Partner—Phillips 66	(47)	(28)
Other cash contributions from Phillips 66	—	10
Net Cash Used in Financing Activities	(129)	(300)

Net Change in Cash, Cash Equivalents and Restricted Cash	(18)	122
Cash, cash equivalents and restricted cash at beginning of period	185	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$167	124
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total

December 31, 2016	$—	1,795	476	(704)	(1)	—	1,566
Net income attributable to Predecessors	—	—	—	—	—	13	13
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	691	691
Issuance of common units	—	40	—	—	—	—	40
Net income attributable to the Partnership	—	26	39	32	—	—	97
Quarterly cash distributions to unitholders and General Partner	—	(24)	(36)	(28)	—	—	(88)
Other contributions from Phillips 66	—	—	—	13	—	—	13
March 31, 2017*	$—	1,837	479	(687)	(1)	704	2,332

December 31, 2017	$746	2,274	487	(1,345)	(1)	—	2,161
Cumulative effect of accounting change	—	13	16	1	—	—	30
Issuance of common units	—	9	—	—	—	—	9
Net income attributable to the Partnership	9	48	62	53	—	—	172
Quarterly cash distributions to unitholders and General Partner	(9)	(36)	(46)	(47)	—	—	(138)
March 31, 2018	$746	2,308	519	(1,338)	(1)	—	2,234
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2016	—	43,134,902	64,047,024	2,187,386	109,369,312
Units issued in public equity offerings	—	744,968	—	—	744,968
March 31, 2017	—	43,879,870	64,047,024	2,187,386	110,114,280

December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	188,815	—	—	188,815
March 31, 2018	13,819,791	53,000,637	68,760,137	2,480,051	138,060,616
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Business and Basis of Presentation
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context. References to our “General Partner” refer to Phillips 66 Partners GP LLC, and references to Phillips 66 PDI refer to Phillips 66 Project Development Inc., the Phillips 66 subsidiary that holds a limited partner interest in us and wholly owns our General Partner.

Description of the Business
We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines, terminals and other midstream assets. Our common units trade on the New York Stock Exchange under the symbol PSXP.

Our operations consist of crude oil, refined petroleum products and NGL transportation, processing, terminaling and storage assets. We conduct our operations through both wholly owned and joint-venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

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

All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us occurred within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including operational support services such as engineering and logistics and allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement. These allocations were based primarily on the relative carrying values of properties, plants and equipment and equity-method investments, or number of terminals and pipeline miles, and secondarily on activity-based cost allocations. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2017 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2018, are not necessarily indicative of the results to be expected for the full year.

Note 3—Changes in Accounting Principles

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, then the screen is met and the transaction is not considered an acquisition of a business. If the screen is not met, the amendment requires that to be considered a business, the operation must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of transactions accounted for as business acquisitions. At the time of adoption, this ASU had no impact on our consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision can affect net income. Equity investments reported under the cost method or the lower of cost or fair value method of accounting, in accordance with previous U.S. generally accepted accounting principles (GAAP), are now reported at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable fair values, we elected to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. At the time of adoption, this ASU had no material impact on our consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” Under the new revenue recognition guidance, recognition of revenue involves a multiple step approach including: (i) identifying the contract with the customer, (ii) identifying the separate performance obligations, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations and (v) recognizing the revenue as the performance obligations are satisfied. Additional disclosures are required to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. We and all but one of our equity-method investees adopted ASU No. 2014-09 as of January 1, 2018, using the modified retrospective transition method. The remaining equity method investee will adopt this ASU in 2019.

Under the modified retrospective transition method applied to all contracts, a noncash cumulative effect adjustment of $30 million was recorded as an increase to the opening balance of our equity on January 1, 2018, which mainly reflected adjustments recorded by our equity-method investees related to the acceleration of revenue recognition on certain minimum volume commitment contracts with recovery provisions. Certain agreements for transportation, terminaling and fractionation services with Phillips 66 are considered operating leases under Accounting Standards Codification (ASC) 840, “Leases.” We identified the separate lease and service elements of our revenue under these operating leases and applied ASU No. 2014-09 only to the service element, while the lease element continued to be accounted for under ASC 840. See Note 9—Operating Revenues, for additional information.

Note 4—Acquisitions

Bakken Pipeline/MSLP Acquisition
In September 2017, we entered into a Contribution, Conveyance and Assumption Agreement with subsidiaries of Phillips 66 to acquire a 25 percent interest in each of Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, the Bakken Pipeline) and a 100 percent interest in Merey Sweeny, L.P. (MSLP). Collectively, the assets acquired in the acquisition are referred to as the Bakken Pipeline/MSLP Acquisition. We paid Phillips 66 total consideration of $1.65 billion, consisting of $372 million in cash, the assumption of $588 million of promissory notes payable to Phillips 66 and a $450 million term loan under which Phillips 66 was the obligor, and the issuance of 4,713,113 common units to Phillips 66 PDI and 292,665 general partner units to our General Partner to maintain its 2 percent general partner interest. The Bakken Pipeline/MSLP Acquisition closed in October 2017.

In connection with the Bakken Pipeline/MSLP Acquisition, we entered into commercial agreements with Phillips 66 and amended the omnibus and operational services agreements with Phillips 66. See Note 13—Related Party Transactions for additional information on our commercial and other agreements with Phillips 66. Pursuant to the tolling services agreement entered into with Phillips 66 and related to MSLP operations, we received $53 million from Phillips 66 for the prepayment of services related to MSLP’s next scheduled maintenance turnaround, which was recorded as deferred revenue in our consolidated balance sheet as of the acquisition date.

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

The following tables present our results of operations and cash flows giving effect to the Bakken Pipeline/MSLP Acquisition. The second column in both tables presents the retrospective adjustments made to our historical financial information for the acquired assets prior to the effective date of the acquisition. The third column in both tables presents our consolidated financial information as retrospectively adjusted.

	Millions of Dollars
	Three Months Ended March 31, 2017
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$184	26	210
Operating revenues—third parties	10	—	10
Equity in earnings of affiliates	33	—	33
Other income	7	2	9
Total revenues and other income	234	28	262

Costs and Expenses
Operating and maintenance expenses	62	12	74
Depreciation	26	2	28
General and administrative expenses	16	1	17
Taxes other than income taxes	9	—	9
Interest and debt expense	24	—	24
Total costs and expenses	137	15	152
Income before income taxes	97	13	110
Income tax expense	—	—	—
Net income	97	13	110
Less: Net income attributable to Predecessors	—	13	13
Net income attributable to the Partnership	97	—	97
Less: General partner’s interest in net income attributable to the Partnership	32	—	32
Limited partners’ interest in net income attributable to the Partnership	$65	—	65

	Millions of Dollars
	Three Months Ended March 31, 2017
	Phillips 66 Partners LP (As previously reported)	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Cash Flows From Operating Activities
Net income	$97	13	110
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	26	2	28
Undistributed equity earnings	(4)	—	(4)
Other	3	(1)	2
Working capital adjustments
Decrease (increase) in accounts receivable	10	—	10
Decrease (increase) in materials and supplies	(1)	—	(1)
Decrease (increase) in prepaid expenses and other current assets	1	1	2
Increase (decrease) in accounts payable	(1)	(1)	(2)
Increase (decrease) in accrued interest	2	2	4
Increase (decrease) in deferred revenues	4	—	4
Increase (decrease) in other accruals	2	—	2
Net Cash Provided by Operating Activities	139	16	155

Cash Flows From Investing Activities
Restricted cash received from combination of business	—	318	318
Collection of loan receivable	—	3	3
Cash capital expenditures and investments	(57)	(5)	(62)
Return of investment from equity affiliates	8	—	8
Net Cash Provided by (Used in) Investing Activities	(49)	316	267

Cash Flows From Financing Activities
Net contributions to Phillips 66 from Predecessors	—	(209)	(209)
Issuance of debt	712	—	712
Repayment of debt	(765)	—	(765)
Issuance of common units	40	—	40
Quarterly distributions to common unitholders—public	(24)	—	(24)
Quarterly distributions to common unitholder—Phillips 66	(36)	—	(36)
Quarterly distributions to General Partner—Phillips 66	(28)	—	(28)
Other cash contributions from Phillips 66	10	—	10
Net Cash Used in Financing Activities	(91)	(209)	(300)

Net Change in Cash, Cash Equivalents and Restricted Cash	(1)	123	122
Cash, cash equivalents and restricted cash at beginning of period	2	—	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	123	124

Note 5—Equity Investments

The following table summarizes the carrying value of our equity investments.

		Millions of Dollars
	Percentage Ownership	March 31 2018	December 31 2017

Bakken Pipeline	25.00%	$612	621
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	181	173
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	537	515
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	209	209
Explorer Pipeline Company (Explorer)	21.94	124	118
Paradigm Pipeline LLC (Paradigm)	50.00	138	131
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	72	53
STACK Pipeline LLC (STACK)	50.00	113	112
Total equity investments		$1,986	1,932

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Bakken Pipeline	$32	—
Bayou Bridge	5	2
Explorer	16	5
Paradigm	2	(1)
Phillips 66 Partners Terminal	9	2
Sand Hills	25	17
Southern Hills	7	7
STACK	2	1
Total equity in earnings of affiliates	$98	33

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	March 31 2018	December 31 2017

Land	$19	19
Buildings and improvements	88	88
Pipelines and related assets*	1,377	1,372
Terminals and related assets*	683	671
Rail racks and related assets*	137	137
Processing and related assets*	840	837
Caverns and related assets*	584	583
Construction-in-progress	61	47
Gross PP&E	3,789	3,754
Less: Accumulated depreciation	864	836
Net PP&E	$2,925	2,918
*Assets for which we are the lessor.

Note 7—Debt

	Millions of Dollars
	March 31 2018	December 31 2017

2.646% Senior Notes due 2020	$300	300
3.605% Senior Notes due 2025	500	500
3.550% Senior Notes due 2026	500	500
3.750% Senior Notes due 2028	500	500
4.680% Senior Notes due 2045	450	450
4.900% Senior Notes due 2046	625	625
Tax-exempt bonds at 1.92% and 1.94% at March 31, 2018, and December 31, 2017, respectively	100	100
Total	2,975	2,975
Net unamortized discounts and debt issuance costs	(29)	(30)
Total debt	2,946	2,945
Less: Short-term debt	25	25
Long-term debt	$2,921	2,920

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $2,815 million and $2,918 million at March 31, 2018, and December 31, 2017, respectively. The fair value of our floating-rate debt approximated carrying value of $100 million at both March 31, 2018, and December 31, 2017.

Note 8—Equity

ATM Programs
We have two continuous offering, or at-the-market, programs (ATM Programs) under which we may offer up to an aggregate of $500 million of common units. For the three months ended March 31, 2018, on a settlement date basis, we issued an aggregate of 188,815 common units under our ATM Programs, generating net proceeds of $9 million. For the three months ended March 31, 2017, on a settlement date basis, we issued an aggregate of 744,968 common units under our ATM Programs, generating net proceeds of $40 million. Since inception through March 31, 2018, we have issued an aggregate of 3,907,683 common units under our ATM Programs, generating net proceeds of $201 million. The net proceeds from sales under the ATM Programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Note 9—Operating Revenues

Revenues are primarily recognized for pipeline transportation, terminaling, storage, processing and fractionation services generated under long-term agreements. A significant portion of our revenues are derived from Phillips 66. The majority of our agreements for transportation, terminaling, storage, processing and fractionation services with Phillips 66 are considered operating leases under GAAP. As part of our adoption of ASU No. 2014-09, we applied the new revenue recognition standard only to the service element of these operating leases. The separation of the lease and service elements was based on an analysis of service-related and lease-related costs for each contract, adjusted for representative profit margins. The lease element continues to be accounted for under lease accounting standards.

Revenues from fixed minimum volume commitments are recognized over the performance obligation period for stand-ready service contracts. Revenues from the variable element of these stand-ready contracts and other contracts without fixed elements are recognized based on the actual volumes transported, stored, processed and fractionated at contractual rates because the actual volumes specifically relate to our efforts to transfer the distinct services. Generally, our services are billed and payments are received on a monthly basis.

Total operating revenues disaggregated by type of service were as follows:

Millions of Dollars
Three Months Ended March 31, 2018

Pipelines	$102
Terminals	39
Storage, processing and other revenues	115
Total operating revenues	$256

During the three months ended March 31, 2018, lease revenues were $144 million and service revenues were $112 million. Lease and service revenues were recorded in the “Operating revenues—related parties” and “Operating revenues—third parties” lines on our consolidated statement of income.  At March 31, 2018, and January 1, 2018, lease receivables were $53 million and $49 million, respectively, and service receivables were $38 million and $37 million, respectively.

Our contract liabilities primarily represent payments from our customers, mainly Phillips 66, for volume throughput less than the contractually required minimum throughput volumes. These deficiency payments are deferred and recognized at the earlier of the period in which our customers make up the shortfall volumes or when it is probable our customers will not make up the shortfall volumes prior to the expiration of the contractual make-up period. Our contract liabilities are included in the “Deferred revenues” and “Deferred revenues and other liabilities” lines on our consolidated balance sheet. At March 31, 2018, and January 1, 2018, total deferred revenues were $84 million and $93 million, respectively, of which $14 million and $13 million, respectively, are contract liabilities related to the service element. Service-related revenues recognized during the three months ended March 31, 2018, that were included in the contract liability balance at January 1, 2018, was $4 million. For the three months ended March 31, 2018, there were no material differences between the amount that we recognized as revenues relating to minimum throughput deficiency payments compared to the amount that would have been recognized prior to the adoption of the new revenue recognition standard.

All of our contracts with customers are long-term agreements, with original durations of up to 15 years. As of March 31, 2018, we had $4.4 billion in remaining performance obligations related to minimum volume commitments on certain pipelines and terminals with fixed pricing, of which $4.1 billion pertained to lease agreements. The average remaining duration of these contracts is seven years. Pursuant to these agreements, we expect to recognize lease and service revenues of $487 million over the remainder of 2018, $572 million in 2019, $568 million in 2020, $557 million in 2021, $546 million in 2022, and the remaining balance thereafter.

For our remaining performance obligations disclosures, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct goods or service as part of a performance obligation.

Note 10—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income attributable to the Partnership by the weighted-average number of common units outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. As of March 31, 2018, the classes of participating securities included common units, general partner units and incentive distribution rights (IDRs). For the three months ended March 31, 2018, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit. For the three months ended March 31, 2017, basic and diluted net income per limited partner unit are the same because we did not have potentially dilutive common units outstanding.

Net income earned by the Partnership is allocated between the limited partners and the General Partner (including the General Partner’s IDRs) in accordance with our partnership agreement, after giving effect to priority income allocations to the holders of the preferred units. First, earnings are allocated based on actual cash distributions declared to our unitholders, including those attributable to the General Partner’s IDRs. To the extent net income attributable to the Partnership exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages, after consideration of any priority allocations of earnings. For the diluted net income per limited partner unit calculation, the preferred units are assumed to be converted at the beginning of the period into common limited partner units on a one-for-one basis, and the distribution formula for available cash in our partnership agreement is recalculated, using the original available cash amount increased only for the preferred distributions which would not have been paid after conversion.

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

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Net income attributable to the Partnership	$172	97
Less: General partner’s distribution declared (including IDRs)*	51	32
Limited partners’ distributions declared on preferred units*	9	—
Limited partners’ distribution declared on common units*	88	63
Distributions less than net income attributable to the Partnership	$24	2
*Distribution declared attributable to the indicated periods.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended March 31, 2018
Net income attributable to the Partnership (millions):
Distribution declared	$88	51	9	148
Distributions less than net income attributable to the Partnership	22	2	—	24
Net income attributable to the Partnership (basic)	110	53	9	172
Dilutive effect of preferred units*	7
Net income attributable to the Partnership (diluted)	$117

Weighted-average units outstanding—basic	121,609,520
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	135,429,311

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$0.91
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	0.87
* The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

	Limited Partners’ Common Units	General Partner (including IDRs)	Total
Three Months Ended March 31, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$63	32	95
Distributions less than net income attributable to the Partnership	2	—	2
Net income attributable to the Partnership	$65	32	97

Weighted-average units outstanding—basic and diluted	107,400,037

Net income attributable to the Partnership per limited partner unit—basic and dilutive (dollars)	$0.60

On April 18, 2018, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.714 per common unit attributable to the first quarter of 2018. This distribution is payable May 14, 2018, to unitholders of record as of April 30, 2018.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2018, and December 31, 2017, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits, dollar limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize non-cash expenses and associated non-cash capital contributions from our General Partner, as these are considered liabilities paid for by a principal unitholder.

Note 12—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017*
Cash capital expenditures and investments	$74	62
Change in capital expenditure accruals	(5)	(4)
Total capital expenditures and investments	$69	58
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Three Months Ended March 31
	2018	2017
Capital expenditures and investments attributable to the Partnership	$69	53
Capital expenditures and investments attributable to Predecessors*	—	5
Total capital expenditures and investments*	$69	58
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Restricted Cash
At March 31, 2018, and December 31, 2017, the Partnership did not have any restricted cash. The restrictions on the cash received in February 2017, as a result of the retrospective adjustment for the Bakken Pipeline/MSLP Acquisition, were fully removed in the second quarter of 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full.

Note 13—Related Party Transactions

Commercial Agreements
We have entered into multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation service agreement, a tolling services agreement, and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring, fractionation, processing, and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum volume commitments of crude oil, NGL, feedstock, and refined petroleum products or minimum monthly service fees. Under our transportation, processing, and terminaling services agreements, if Phillips 66 fails to transport, throughput or store its minimum throughput volume, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement.

Amended and Restated Operational Services Agreement
Under our amended and restated operational services agreement, we reimburse Phillips 66 for providing certain operational services to us in support of our pipelines, terminaling, processing, and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time.

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017*

Operating and maintenance expenses	$65	40
General and administrative expenses	15	16
Total	$80	56
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $8 million. The operational and administrative support fee is for the provision of certain services, including: logistical services; asset oversight, such as operational management and supervision; corporate engineering services, including asset integrity and regulatory services; business development services; executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services performed for our operations. Under our amended and restated operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipeline, rail rack, processing, terminaling, and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us. Operating and maintenance expenses also include volumetric gains and losses associated with volumes transported by Phillips 66.

Other related party balances in our consolidated balance sheet consisted of the following, all of which were related to Phillips 66:

	Millions of Dollars
	March 31 2018	December 31 2017

Deferred rentals and other assets	$5	5
Deferred revenues	58	33
Deferred revenues and other liabilities	22	61

Note 14—New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, financing or operating, with classification affecting the pattern of income recognition in the income statement.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our consolidated financial statements. As part of our assessment work-to-date, we have formed an implementation team, commenced identification of our lease population and selected a lease software package.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context. References to our “General Partner” refer to Phillips 66 Partners GP LLC, and references to Phillips 66 PDI refer to Phillips 66 Project Development Inc., the Phillips 66 subsidiary that holds a limited partner interest in us and wholly owns our General Partner.

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based crude oil, refined petroleum products and natural gas liquids (NGL) pipelines and terminals, and other midstream assets. Our common units trade on the New York Stock Exchange under the symbol PSXP.

Our operations consist of crude oil, refined petroleum products and NGL transportation, processing, terminaling and storage assets. We conduct our operations through both wholly owned and joint-venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint-venture refineries.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) plus net interest expense, income taxes, and depreciation and amortization attributable to both the Partnership and our Predecessors.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2018, is based on a comparison with the respective corresponding period of 2017.

	Millions of Dollars
	Three Months Ended March 31
	2018	2017*
Revenues and Other Income
Operating revenues—related parties	$249	210
Operating revenues—third parties	7	10
Equity in earnings of affiliates	98	33
Other income	1	9
Total revenues and other income	355	262

Costs and Expenses
Operating and maintenance expenses	97	74
Depreciation	28	28
General and administrative expenses	16	17
Taxes other than income taxes	10	9
Interest and debt expense	30	24
Total costs and expenses	181	152
Income before income taxes	174	110
Income tax expense	2	—
Net income	172	110
Less: Net income attributable to Predecessors	—	13
Net income attributable to the Partnership	172	97
Less: Preferred unitholders’ interest in net income attributable to the Partnership	9	—
Less: General partner’s interest in net income attributable to the Partnership	53	32
Limited partners’ interest in net income attributable to the Partnership	$110	65

Net cash provided by operating activities	$171	155

Adjusted EBITDA	$247	163

Distributable cash flow	$194	124
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended March 31
	2018	2017
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$102	102
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	947	874
Refined products and NGL	798	932
Total	1,745	1,806

Average pipeline revenue per barrel (dollars)	$0.65	0.63

Terminals
Terminal revenues (millions of dollars)	$39	37
Terminal throughput (thousands of barrels daily)
Crude oil(2)	447	363
Refined products	719	801
Total	1,166	1,164

Average terminaling revenue per barrel (dollars)	$0.37	0.35

Storage, processing and other revenues (millions of dollars)	$115	81
Total operating revenues (millions of dollars)	$256	220

Joint-Venture Operating Data(3)
Crude oil, refined products and NGL (thousands of barrels daily)	603	350
(1) Represents the sum of volumes transported through each separately tariffed pipeline segment.
(2) Bayway and Ferndale rail rack volumes included in crude oil terminals.
(3) Proportional share of total pipeline and terminal volumes of joint ventures consistent with recognized equity in earnings of affiliates.

The following tables present reconciliations of EBITDA and adjusted EBITDA to net income and EBITDA and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended March 31
	2018	2017*
Reconciliation to Net Income Attributable to the Partnership
Net income attributable to the Partnership	$172	97
Plus:
Net income attributable to the Predecessors	—	13
Net income	172	110
Plus:
Depreciation	28	28
Net interest expense	29	23
Income tax expense	2	—
EBITDA	231	161
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	15	12
Expenses indemnified or prefunded by Phillips 66	—	3
Transaction costs associated with acquisitions	1	1
Less:
EBITDA attributable to Predecessors	—	14
Adjusted EBITDA	247	163
Plus:
Deferred revenue impacts**†	5	4
Less:
Equity affiliate distributions less than proportional EBITDA	10	8
Maintenance capital expenditures†	10	11
Net interest expense	29	24
Preferred unit distributions	9	—
Distributable cash flow	$194	124
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.
†Excludes MSLP capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended March 31
	2018	2017*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$171	155
Plus:
Net interest expense	29	23
Income tax expense	2	—
Changes in working capital	(17)	(19)
Undistributed equity earnings	8	4
Deferred revenues and other liabilities	38	—
Other	—	(2)
EBITDA	231	161
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	15	12
Expenses indemnified or prefunded by Phillips 66	—	3
Transaction costs associated with acquisitions	1	1
Less:
EBITDA attributable to Predecessors	—	14
Adjusted EBITDA	247	163
Plus:
Deferred revenue impacts**†	5	4
Less:
Equity affiliate distributions less than proportional EBITDA	10	8
Maintenance capital expenditures†	10	11
Net interest expense	29	24
Preferred unit distributions	9	—
Distributable cash flow	$194	124
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.
†Excludes MSLP capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues increased $36 million, or 16 percent, in the first quarter of 2018. The increase was primarily related to additional revenues from the acquisition of Merey Sweeny, L.P. (MSLP) in 2017.

Equity in earnings of affiliates increased $65 million in the first quarter of 2018. The increase was primarily attributable to Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, the Bakken Pipeline), which began operations in June 2017. Additionally, the increase also reflected higher earnings from Explorer Pipeline Company, primarily due to a one-time benefit from U.S. tax reform, and higher volumes at Phillips 66 Partners Terminal LLC and DCP Sand Hills Pipeline, LLC (Sand Hills).

Other Income decreased $8 million in the first quarter of 2018. The decrease was primarily due to the receipt of tax-related contractual make-whole payments in the first quarter of 2017, associated with the transfer of a co-venturer’s interests in Sand Hills and DCP Southern Hills Pipeline, LLC to DCP Midstream, LP.

Operating and maintenance expenses increased by $23 million, or 31 percent, in the first quarter of 2018. The increase was primarily due to operating expenses associated with the acquisition of MSLP in 2017.

Interest and debt expense increased $6 million, or 25 percent, in the first quarter of 2018, primarily due to higher average debt principal balances as a result of the issuance of $650 million in aggregate principal amount of senior notes in October 2017.

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

Operating Activities
We generated $171 million in cash from operations during the first three months of 2018, an improvement over cash from operations of $155 million for the corresponding period of 2017. The improvement was primarily driven by higher distributions from equity affiliates, partially offset by higher operating and maintenance expenses.

ATM Programs
We have two continuous offering, or at-the-market, programs (ATM Programs) under which we may offer up to an aggregate of $500 million of common units. For the three months ended March 31, 2018, on a settlement date basis, we issued an aggregate of 188,815 common units under our ATM Programs, generating net proceeds of $9 million. For the three months ended March 31, 2017, on a settlement date basis, we issued an aggregate of 744,968 common units under our ATM Programs, generating net proceeds of $40 million. Since inception through March 31, 2018, we have issued an aggregate of 3,907,683 common units under our ATM Programs, generating net proceeds of $201 million, after broker commissions of $2 million. The net proceeds from sales under the ATM Programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
At March 31, 2018, and December 31, 2017, we had no borrowings outstanding under our $750 million revolving credit facility.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests, preferred units representing limited partner interests, and debt securities.

Off-Balance Sheet Arrangements
Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO) are parties to a $2.5 billion project financing transaction entered into in August 2016. In July 2017, as an owner of Dakota Access and ETCO, Phillips 66 and its co-venturers each issued a guarantee intended to cover their pro rata shares of interest expense for rolling six-month periods after the calculation date.  In October 2017, as part of the Bakken Pipeline/MSLP Acquisition, Phillips 66 Partners substituted its guarantee for that of Phillips 66.  Each co-venturer’s guarantee has a maximum guarantee amount which changes over time. Our maximum exposure under the guarantee amounted to $15 million as of March 31, 2018.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Three Months Ended March 31
	2018	2017

Capital expenditures and investments attributable to the Partnership
Expansion	$57	42
Maintenance	12	11
Total	69	53
Capital expenditures attributable to Predecessors*	—	5
Total capital expenditures and investments*	$69	58
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first three months of 2018 were $69 million, primarily associated with the following activities:

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Construction of a new isomerization unit at the Phillips 66 Lake Charles Refinery.

•	Contributions to Bayou Bridge Pipeline, LLC to continue progress on its pipeline segment from Lake Charles, Louisiana, to St. James, Louisiana.

•	Spending associated with return, reliability and maintenance projects at MSLP.

•	Contributions to Dakota Access and ETCO for post-construction spending related to the Bakken Pipeline.

In April 2018, the Board of Directors of our General Partner approved an increase in our capital expenditure and investments budget for the year ending December 31, 2018, from $595 million to $750 million.

We recently announced we have received sufficient binding commitments to proceed with construction of the Gray Oak Pipeline system. The Gray Oak Pipeline will provide crude oil transportation from West Texas to destinations in the Corpus Christi and Sweeny/Freeport markets, including the Phillips 66 Sweeny Refinery. A second binding open season is underway to determine the final scope and capacity of the pipeline system, which could be up to 700,000 barrels per day (BPD). We will initially own a 75 percent interest in the pipeline system. Other third parties have an option to acquire up to 32.75 percent interest in the joint venture. If all options are exercised, we would own 42.25 percent. The pipeline is expected to be placed in service by the end of 2019.

In Corpus Christi, the Gray Oak Pipeline will connect to the new South Texas Gateway Terminal under development by Buckeye Partners, L.P. The marine terminal will have an initial storage capacity of 3.4 million barrels and is expected to begin operations by the end of 2019. We will have a 25 percent ownership interest in the joint venture that owns the terminal.

Cash Distributions
On April 18, 2018, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.714 per common unit payable on May 14, 2018, to unitholders of record as of April 30, 2018. The Board also approved the quarterly distribution to our preferred unitholders, to be paid in cash on May 14, 2018, to preferred unitholders of record as of April 30, 2018.  Total cash distributions to be paid on May 14, 2018, to all unitholders and our General Partner (including its incentive distribution rights (IDR)) will be $148 million.

Cash distributions are made to our General Partner in respect of its general partner interest and its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on April 18, 2018, our General Partner will receive 37 percent of the first-quarter 2018 cash distribution, excluding preferred unit distributions, in respect of its general partner interest and its ownership of all IDRs.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit, commencing the quarter ended December 31, 2017, with a prorated amount from the date of issuance. Preferred unitholders received $9 million of distributions in the first quarter of 2018 that were attributable to the fourth quarter of 2017.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2018, and December 31, 2017, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits, dollar limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize non-cash expenses and associated non-cash capital contributions from our General Partner, as these are considered liabilities paid for by a principal unitholder.

NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, financing or operating, with classification affecting the pattern of income recognition in the income statement.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our consolidated financial statements. As part of our assessment work-to-date, we have formed an implementation team, commenced identification of our lease population and selected a lease software package.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Phillips 66 to satisfy its obligations under our commercial and other agreements.

•	Reductions in the volume of crude oil, NGL and refined petroleum products we transport, fractionate, process, terminal and store.

•	Changes to the tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices and demand for crude oil, NGL and refined petroleum products.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of Phillips 66 and the business of its suppliers, customers, business partners and credit lenders.

•	Potential liabilities associated with the risks and operational hazards inherent in transporting, fractionating, processing, terminaling and storing crude oil, NGL and refined petroleum products.

•
Curtailment of operations due to severe weather disruption or natural disasters; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

•	Accidents or other unscheduled shutdowns affecting our pipelines, processing, fractionating, terminaling, and storage facilities or equipment, or those of our suppliers or customers.

•	Our inability to obtain or maintain permits in a timely manner, if at all, including those necessary for capital projects, or the revocation or modification of existing permits.

•	Our inability to comply with government regulations or make capital expenditures required to maintain compliance.

•	The failure to complete construction of announced and future capital projects in a timely manner and any cost overruns associated with such projects.

•	Our ability to successfully execute growth strategies, whether through organic growth or acquisitions.

•	The operation, financing and distribution decisions of our joint ventures.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, railcars and other means of delivering and transporting crude oil, NGL and refined petroleum products.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	Our ability to comply with the terms of our credit facility, indebtedness and other financing arrangements, which, if accelerated, we may not be able to repay.

•
Our ability to incur additional indebtedness or our ability to obtain financing on terms that we deem acceptable, including the refinancing of our current obligations; higher interest rates and costs of financing would increase our expenses.

•	Changes in tax, environmental and other laws and regulations.

•	The factors generally described in “Item 1A. Risk Factors” in our 2017 Annual Report on Form 10-K filed with the SEC on February 23, 2018.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2018, did not differ materially from that disclosed under Item 7A of our 2017 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2018, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Under our amended omnibus agreement, and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 indemnifies us or assumes responsibility for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66. See Note 11—Contingencies, in the Notes to Consolidated Financial Statements, for additional information.

The following is a description of reportable legal proceedings attributable to the ownership or operation of our assets, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. One new matter arose during the first quarter of 2018. No such matters were previously reported in our 2017 Annual Report on Form 10-K. While it is not possible to accurately predict the final outcome of this pending proceeding, if it was decided adversely to us, we expect there would be no material effect on our consolidated financial position. Nevertheless, this proceeding is reported pursuant to Securities and Exchange Commission (SEC) regulations.

New Matter
In March 2018, Phillips 66 Partners received notification from the Illinois Attorney General’s office of a proposed penalty in the amount of $150,000 arising from the April 2015 release of approximately 800 barrels of diesel fuel from our pipeline that transports products from a terminal in Hartford, Illinois, to a dock on the Mississippi River.  We are working with the Illinois Attorney General's office to resolve the matter.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed under Item 1A of our 2017 Annual Report on Form 10-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

12*	Computation of Ratio of Earnings to Fixed Charges.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

* Filed herewith

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

Date: April 27, 2018