Form 10-Q
period 2018-06-30
PHILLIPS 66 PARTNERS LP
filed 2018-07-27
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [ X ]
The registrant had 122,912,893 common units outstanding as of June 30, 2018.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017*	2018	2017*
Revenues and Other Income
Operating revenues—related parties	$244	216	493	426
Operating revenues—third parties	10	11	17	21
Equity in earnings of affiliates	100	48	198	81
Other income	—	2	1	11
Total revenues and other income	354	277	709	539

Costs and Expenses
Operating and maintenance expenses	85	79	182	153
Depreciation	29	28	57	56
General and administrative expenses	16	18	32	35
Taxes other than income taxes	9	8	19	17
Interest and debt expense	29	24	59	48
Total costs and expenses	168	157	349	309
Income before income taxes	186	120	360	230
Income tax expense	—	1	2	1
Net income	186	119	358	229
Less: Net income attributable to Predecessors	—	16	—	29
Net income attributable to the Partnership	186	103	358	200
Less: Preferred unitholders’ interest in net income attributable to the Partnership	10	—	19	—
Less: General partner’s interest in net income attributable to the Partnership	55	37	108	69
Limited partners’ interest in net income attributable to the Partnership	$121	66	231	131

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$0.99	0.61	1.89	1.21
Common units—diluted	0.94	0.61	1.80	1.21

Cash Distributions Paid Per Common Unit (dollars)	$0.714	0.586	1.392	1.144

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	122,189	109,189	121,901	108,300
Common units—diluted	136,008	109,189	135,720	108,300
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017*	2018	2017*

Net Income	$186	119	358	229
Defined benefit plans
Plan sponsored by equity affiliate, net of tax	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive Income	$186	119	358	229
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	June 30 2018	December 31 2017
Assets
Cash and cash equivalents	$151	185
Accounts receivable—related parties	83	83
Accounts receivable—third parties	6	3
Materials and supplies	13	12
Prepaid expenses and other current assets	10	9
Total current assets	263	292
Equity investments	2,104	1,932
Net properties, plants and equipment	2,948	2,918
Goodwill	185	185
Deferred rentals and other assets	6	7
Total Assets	$5,506	5,334

Liabilities
Accounts payable—related parties	$21	21
Accounts payable—third parties	49	39
Accrued property and other taxes	16	15
Accrued interest	36	34
Short-term debt	25	25
Deferred revenues	61	35
Other current liabilities	2	2
Total current liabilities	210	171
Long-term debt	2,921	2,920
Asset retirement obligations and accrued environmental costs	12	11
Deferred income taxes	7	5
Deferred revenues and other liabilities	23	66
Total Liabilities	3,173	3,173

Equity
Preferred unitholders (2018 and 2017—13,819,791 units issued and outstanding)	747	746
Common unitholders—public (2018—54,152,756 units issued and outstanding; 2017—52,811,822 units issued and outstanding)	2,381	2,274
Common unitholder—Phillips 66 (2018 and 2017—68,760,137 units issued and outstanding)	538	487
General partner—Phillips 66 (2018 and 2017—2,480,051 units issued and outstanding)	(1,332)	(1,345)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,333	2,161
Total Liabilities and Equity	$5,506	5,334
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	2018	2017*
Cash Flows From Operating Activities
Net income	$358	229
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	57	56
Undistributed equity earnings	(7)	(9)
Deferred revenues and other liabilities	(43)	—
Other	5	4
Working capital adjustments
Decrease (increase) in accounts receivable	(3)	6
Decrease (increase) in materials and supplies	—	(1)
Increase (decrease) in accounts payable	(3)	(2)
Increase (decrease) in accrued interest	2	—
Increase (decrease) in deferred revenues	30	10
Increase (decrease) in other accruals	1	(2)
Net Cash Provided by Operating Activities	397	291

Cash Flows From Investing Activities
Restricted cash received from combination of business	—	318
Collection of loan receivable	—	7
Cash capital expenditures and investments	(234)	(188)
Return of investment from equity affiliates	22	17
Net Cash Provided by (Used in) Investing Activities	(212)	154

Cash Flows From Financing Activities
Net contributions to Phillips 66 from Predecessors	—	(151)
Issuance of debt	—	1,103
Repayment of debt	—	(1,398)
Issuance of common units	67	171
Quarterly distributions to preferred unitholders	(18)	—
Quarterly distributions to common unitholders—public	(74)	(50)
Quarterly distributions to common unitholder—Phillips 66	(96)	(73)
Quarterly distributions to General Partner—Phillips 66	(98)	(60)
Other cash contributions from Phillips 66	—	12
Net Cash Used in Financing Activities	(219)	(446)

Net Change in Cash, Cash Equivalents and Restricted Cash	(34)	(1)
Cash, cash equivalents and restricted cash at beginning of period	185	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$151	1
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total

December 31, 2016	$—	1,795	476	(704)	(1)	—	1,566
Net income attributable to Predecessors	—	—	—	—	—	29	29
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	751	751
Issuance of common units	—	171	—	—	—	—	171
Net income attributable to the Partnership	—	54	77	69	—	—	200
Quarterly cash distributions to unitholders and General Partner	—	(50)	(73)	(60)	—	—	(183)
Other contributions from Phillips 66	—	—	—	17	—	—	17
June 30, 2017*	$—	1,970	480	(678)	(1)	780	2,551

December 31, 2017	$746	2,274	487	(1,345)	(1)	—	2,161
Cumulative effect of accounting change	—	13	17	1	—	—	31
Issuance of common units	—	67	—	—	—	—	67
Net income attributable to the Partnership	19	101	130	108	—	—	358
Quarterly cash distributions to unitholders and General Partner	(18)	(74)	(96)	(98)	—	—	(286)
Other contributions from Phillips 66	—	—	—	2	—	—	2
June 30, 2018	$747	2,381	538	(1,332)	(1)	—	2,333
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2016	—	43,134,902	64,047,024	2,187,386	109,369,312
Units issued in public equity offerings	—	3,323,576	—	—	3,323,576
June 30, 2017	—	46,458,478	64,047,024	2,187,386	112,692,888

December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	1,340,934	—	—	1,340,934
June 30, 2018	13,819,791	54,152,756	68,760,137	2,480,051	139,212,735
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Our operations consist of crude oil, refined petroleum products and NGL transportation, processing, terminaling and storage assets. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint venture refineries.

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

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2017 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2018, are not necessarily indicative of the results to be expected for the full year.

Note 3—Changes in Accounting Principles

Effective January 1, 2018, we adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2017-01, “Business Combinations (Topic 805): Clarifying the Definition of a Business,” which clarifies the definition of a business with the objective of adding guidance to assist in evaluating whether transactions should be accounted for as acquisitions of assets or businesses. The amendment provides a screen for determining when a transaction involves an acquisition of a business. If substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset, or a group of similar identifiable assets, then the screen is met and the transaction is not considered an acquisition of a business. If the screen is not met, the amendment requires that to be considered a business, the operation must include, at a minimum, an input and a substantive process that together significantly contribute to the ability to create an output. The guidance may reduce the number of future transactions accounted for as business acquisitions. At the time of adoption, this ASU had no impact on our consolidated financial statements.

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

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective transition method applied to all contracts. Under the new revenue recognition guidance, recognition of revenue involves a multiple step approach including: (i) identifying the contract with the customer, (ii) identifying the separate performance obligations, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations and (v) recognizing the revenue as the performance obligations are satisfied. Additional disclosures are required to enable users of financial statements to understand the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. In addition, all but one of our equity-method investees adopted ASU No. 2014-09 as of January 1, 2018. The remaining equity method investee will adopt this ASU in 2019.

We recorded a noncash cumulative effect adjustment of $31 million to increase the opening balance of our equity as of January 1, 2018. This adjustment reflected amounts recorded by us and our equity-method investees related to the acceleration of revenue recognition on certain minimum volume commitment contracts with recovery provisions. Certain agreements for transportation, terminaling and fractionation services with Phillips 66 are considered operating leases under FASB Accounting Standards Codification (ASC) 840, “Leases.” We identified the separate lease and service elements of our revenue under these operating leases and applied ASU No. 2014-09 only to the service element, while the lease element continued to be accounted for under ASC 840. See Note 9—Operating Revenues, for additional information.

Note 4—Acquisitions

Gray Oak Pipeline Project Acquisition
On April 20, 2018, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 100 percent interest in Gray Oak Holdings LLC, a limited liability company that, at that time, owned a 100 percent interest in Gray Oak Pipeline, LLC (Gray Oak LLC), an entity formed to develop and construct the Gray Oak Pipeline system. Under common control accounting, we considered the cash consideration paid of approximately $3 million to be a reimbursement of Phillips 66 PDI’s previously incurred costs, and expensed this amount to “General and administrative expenses” in the second quarter of 2018. Another party has the right, but not the obligation, to acquire up to a 35 percent interest in Gray Oak Holdings LLC. Subject to certain conditions, the option expires on November 30, 2018. At June 30, 2018, the option had not been exercised. See Note 5—Equity Investments, for additional information on Gray Oak LLC, including our variable interest entity assessment.

Bakken Pipeline/MSLP Acquisition
In September 2017, we entered into a Contribution, Conveyance and Assumption Agreement with subsidiaries of Phillips 66 to acquire a 25 percent interest in each of Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline, and a 100 percent interest in Merey Sweeny, L.P. (MSLP). Collectively, the assets acquired in the acquisition are referred to as the Bakken Pipeline/MSLP Acquisition. We paid Phillips 66 total consideration of $1.65 billion, consisting of $372 million in cash, the assumption of $588 million of promissory notes payable to Phillips 66 and a $450 million term loan under which Phillips 66 was the obligor, and the issuance of 4,713,113 common units to Phillips 66 PDI and 292,665 general partner units to our General Partner to maintain its 2 percent general partner interest. The Bakken Pipeline/MSLP Acquisition closed in October 2017.

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

	Millions of Dollars
	Three Months Ended June 30, 2017
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$186	30	216
Operating revenues—third parties	11	—	11
Equity in earnings of affiliates	37	11	48
Other income	—	2	2
Total revenues and other income	234	43	277

Costs and Expenses
Operating and maintenance expenses	57	22	79
Depreciation	26	2	28
General and administrative expenses	16	2	18
Taxes other than income taxes	7	1	8
Interest and debt expense	24	—	24
Total costs and expenses	130	27	157
Income before income taxes	104	16	120
Income tax expense	1	—	1
Net income	103	16	119
Less: Net income attributable to Predecessors	—	16	16
Net income attributable to the Partnership	103	—	103
Less: General partner’s interest in net income attributable to the Partnership	37	—	37
Limited partners’ interest in net income attributable to the Partnership	$66	—	66

	Millions of Dollars
	Six Months Ended June 30, 2017
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$370	56	426
Operating revenues—third parties	21	—	21
Equity in earnings of affiliates	70	11	81
Other income	7	4	11
Total revenues and other income	468	71	539

Costs and Expenses
Operating and maintenance expenses	119	34	153
Depreciation	52	4	56
General and administrative expenses	32	3	35
Taxes other than income taxes	16	1	17
Interest and debt expense	48	—	48
Total costs and expenses	267	42	309
Income before income taxes	201	29	230
Income tax expense	1	—	1
Net income	200	29	229
Less: Net income attributable to Predecessors	—	29	29
Net income attributable to the Partnership	200	—	200
Less: General partner’s interest in net income attributable to the Partnership	69	—	69
Limited partners’ interest in net income attributable to the Partnership	$131	—	131

	Millions of Dollars
	Six Months Ended June 30, 2017
	Phillips 66 Partners LP (As previously reported)	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Cash Flows From Operating Activities
Net income	$200	29	229
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	52	4	56
Undistributed equity earnings	2	(11)	(9)
Other	5	(1)	4
Working capital adjustments
Decrease (increase) in other current assets
Decrease (increase) in accounts receivable	6	—	6
Decrease (increase) in materials and supplies	(1)	—	(1)
Decrease (increase) in prepaid expenses and other current assets	(1)	1	—
Increase (decrease) in accounts payable	(2)	—	(2)
Increase (decrease) in accrued interest	1	(1)	—
Increase (decrease) in deferred revenues	10	—	10
Increase (decrease) in other accruals	(2)	—	(2)
Net Cash Provided by Operating Activities	270	21	291

Cash Flows From Investing Activities
Restricted cash received from combination of business	—	318	318
Collection of loan receivable	—	7	7
Cash capital expenditures and investments	(128)	(60)	(188)
Return of investment from equity affiliates	17	—	17
Net Cash Provided by (Used in) Investing Activities	(111)	265	154

Cash Flows From Financing Activities
Net contributions to Phillips 66 from Predecessors	—	(151)	(151)
Issuance of debt	1,103	—	1,103
Repayment of debt	(1,263)	(135)	(1,398)
Issuance of common units	171	—	171
Quarterly distributions to common unitholders—public	(50)	—	(50)
Quarterly distributions to common unitholder—Phillips 66	(73)	—	(73)
Quarterly distributions to General Partner—Phillips 66	(60)	—	(60)
Other cash contributions from Phillips 66	12	—	12
Net Cash Used in Financing Activities	(160)	(286)	(446)

Net Change in Cash, Cash Equivalents and Restricted Cash	(1)	—	(1)
Cash, cash equivalents and restricted cash at beginning of period	2	—	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	—	1

Note 5—Equity Investments

Gray Oak Pipeline
As discussed in Note 4—Acquisitions, on April 20, 2018, we acquired Phillips 66 PDI’s then 100 percent interest in Gray Oak LLC. Gray Oak LLC is developing and constructing the Gray Oak Pipeline system which, upon completion, will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Sweeny/Freeport markets on the Texas Gulf Coast. The pipeline is expected to be placed in service by the end of 2019.

On April 23, 2018, a co-venturer acquired a 25 percent interest in Gray Oak LLC, along with sufficient voting rights over key governance provisions such that we no longer could assert control over Gray Oak LLC. At that time, we began using the equity method of accounting for our investment in Gray Oak LLC. Gray Oak LLC is considered a variable interest entity because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of the Gray Oak Pipeline that most significantly impact economic performance. At June 30, 2018, our maximum exposure to loss was $28 million, which represented the aggregate book value of our equity investment in Gray Oak LLC. Another party has the option to acquire a 10 percent interest in Gray Oak LLC. Subject to certain conditions, the option expires on July 29, 2018. At June 30, 2018, the option had not been exercised.

South Texas Gateway Terminal
On April 23, 2018, we acquired a 25 percent interest in the South Texas Gateway Terminal under development by Buckeye Partners, L.P. This marine terminal will connect to the Gray Oak Pipeline in Corpus Christi, Texas, and will have an initial storage capacity of 3.4 million barrels. The terminal is expected to begin operations by the end of 2019.

South Texas Gateway Terminal LLC is considered a variable interest entity because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of the terminal that most significantly impact economic performance. At June 30, 2018, our maximum exposure to loss was $14 million, which represented the aggregate book value of our equity investment in South Texas Gateway Terminal LLC.

The following table summarizes the carrying value of our equity investments.

		Millions of Dollars
	Percentage Ownership	June 30 2018	December 31 2017

Bakken Pipeline	25.00%	$609	621
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	231	173
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	567	515
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	208	209
Explorer Pipeline Company (Explorer)	21.94	121	118
Gray Oak Pipeline, LLC (Gray Oak)	75.00	28	—
Paradigm Pipeline LLC (Paradigm)	50.00	142	131
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	72	53
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	14	—
STACK Pipeline LLC (STACK)	50.00	112	112
Total equity investments		$2,104	1,932

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Bakken Pipeline	$39	11	71	11
Bayou Bridge	3	2	8	4
Explorer	8	6	24	11
Gray Oak	—	—	—	—
Paradigm	2	—	4	(1)
Phillips 66 Partners Terminal	6	1	15	3
Sand Hills	31	20	56	37
South Texas Gateway Terminal	—	—	—	—
Southern Hills	9	7	16	14
STACK	2	1	4	2
Total equity in earnings of affiliates	$100	48	198	81

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2018	December 31 2017

Land	$19	19
Buildings and improvements	88	88
Pipelines and related assets*	1,382	1,372
Terminals and related assets*	691	671
Rail racks and related assets*	137	137
Processing and related assets*	842	837
Caverns and related assets*	584	583
Construction-in-progress	97	47
Gross PP&E	3,840	3,754
Less: Accumulated depreciation	892	836
Net PP&E	$2,948	2,918
*Assets for which we are the lessor.

Note 7—Debt

	Millions of Dollars
	June 30 2018	December 31 2017

2.646% Senior Notes due 2020	$300	300
3.605% Senior Notes due 2025	500	500
3.550% Senior Notes due 2026	500	500
3.750% Senior Notes due 2028	500	500
4.680% Senior Notes due 2045	450	450
4.900% Senior Notes due 2046	625	625
Tax-exempt bonds at 1.75% and 1.94% at June 30, 2018, and December 31, 2017, respectively	100	100
Total	2,975	2,975
Net unamortized discounts and debt issuance costs	(29)	(30)
Total debt	2,946	2,945
Less: Short-term debt	25	25
Long-term debt	$2,921	2,920

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $2,723 million and $2,918 million at June 30, 2018, and December 31, 2017, respectively. The fair value of our floating-rate debt approximated carrying value of $100 million at both June 30, 2018, and December 31, 2017.

Note 8—Equity

Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed during the three months ended June 30, 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three and six months ended June 30, 2018, on a settlement date basis, we had issued an aggregate of 1,152,119 and 1,340,934 common units under our ATM programs, generating net proceeds of $58 million and $67 million, respectively. For the three and six months ended June 30, 2017, on a settlement date basis, we had issued an aggregate of 2,578,608 and 3,323,576 common units under our ATM programs, generating net proceeds of $131 million and $171 million, respectively. Since inception through June 30, 2018, we had issued an aggregate of 5,059,802 common units under our ATM programs, generating net proceeds of $259 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

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

Disaggregated Revenues
Total operating revenues disaggregated by type of service were as follows:

	Millions of Dollars
	Three Months Ended June 30, 2018	Six Months Ended June 30, 2018

Pipelines	$111	213
Terminals	38	77
Storage, processing and other revenues	105	220
Total operating revenues	$254	510

During the three and six months ended June 30, 2018, lease revenues were $143 million and $287 million, respectively, and service revenues were $111 million and $223 million, respectively. Lease and service revenues were recorded in the “Operating revenues—related parties” and “Operating revenues—third parties” lines on our consolidated statement of income.

Contract-Related Assets and Liabilities
At June 30, 2018 and January 1, 2018, lease receivables were $49 million for both periods, and service receivables were $40 million and $37 million, respectively.

Our contract liabilities primarily represent payments from our customers, mainly Phillips 66, for volume throughput less than the contractually required minimum throughput volumes. These deficiency payments are deferred and recognized at the earlier of the period in which our customers make up the shortfall volumes or when it is probable our customers will not make up the shortfall volumes prior to the expiration of the contractual make-up period. Our contract liabilities are included in the “Deferred revenues” and “Deferred revenues and other liabilities” lines on our consolidated balance sheet. At June 30, 2018, and January 1, 2018, total deferred revenues were $80 million and $93 million, respectively, of which $9 million and $13 million, respectively, are contract liabilities related to the service element. Service-related revenues recognized during the three and six months ended June 30, 2018, that were included in the contract liability balance at January 1, 2018, were $5 million and $9 million, respectively. For the three and six months ended June 30, 2018, there were no material differences between the amount that we recognized as revenues relating to minimum throughput deficiency payments compared to the amount that would have been recognized prior to the adoption of the new revenue recognition standard.

Remaining Performance Obligations
We typically have long-term contracts with our customers, most of which have original durations of up to 15 years. The average remaining duration of these contracts is eight years. As of June 30, 2018, future revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from contracts with our customers with an original expected duration of greater than one year were:

Millions of Dollars
Remainder of 2018	$359
2019	699
2020	696
2021	685
2022	673
Remaining years	2,964
Total future operating revenues*	$6,076
*Includes $3.4 billion of future lease revenues from agreements with Phillips 66.

For the remaining performance obligation, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct goods or service as part of a performance obligation.

Note 10—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income attributable to the Partnership by the weighted-average number of common units outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. As of June 30, 2018, the classes of participating securities included common units, general partner units and incentive distribution rights (IDRs). For the three and six months ended June 30, 2018, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit. For the three and six months ended June 30, 2017, basic and diluted net income per limited partner unit are the same because we did not have potentially dilutive common units outstanding.

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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017

Net income attributable to the Partnership	$186	103	358	200
Less: General partner’s distribution declared (including IDRs)*	57	36	108	68
Limited partners’ distributions declared on preferred units*	10	—	19	—
Limited partners’ distribution declared on common units*	91	68	179	131
Distributions less than (more than) net income attributable to the Partnership	$28	(1)	52	1
*Distribution declared attributable to the indicated periods.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended June 30, 2018
Net income attributable to the Partnership (millions):
Distribution declared	$91	57	10	158
Distributions less than (more than) net income attributable to the Partnership	30	(2)	—	28
Net income attributable to the Partnership (basic)	121	55	10	186
Dilutive effect of preferred units*	7
Net income attributable to the Partnership (diluted)	$128

Weighted-average units outstanding—basic	122,188,646
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	136,008,437

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$0.99
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	0.94

Three Months Ended June 30, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$68	36	—	104
Distributions less than (more than) net income attributable to the Partnership	(2)	1	—	(1)
Net income attributable to the Partnership	$66	37	—	103

Weighted-average units outstanding—basic and diluted	109,189,217

Net income per limited partner unit—basic and diluted (dollars)	$0.61
* The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Six Months Ended June 30, 2018
Net income attributable to the Partnership (millions):
Distribution declared	$179	108	19	306
Distributions less than net income attributable to the Partnership	52	—	—	52
Net income attributable to the Partnership (basic)	231	108	19	358
Dilutive effect of preferred units*	14
Net income attributable to the Partnership (diluted)	$245

Weighted-average units outstanding—basic	121,900,683
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	135,720,474

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$1.89
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	1.80

Six Months Ended June 30, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$131	68	—	199
Distributions less than net income attributable to the Partnership	—	1	—	1
Net income attributable to the Partnership	$131	69	—	200

Weighted-average units outstanding—basic and diluted	108,299,570

Net income attributable to the Partnership per limited partner unit—basic and dilutive (dollars)	$1.21
* The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

On July 18, 2018, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.752 per common unit attributable to the second quarter of 2018. This distribution is payable August 13, 2018, to unitholders of record as of July 31, 2018.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2018, and December 31, 2017, we did not have any material accrued contingent liabilities associated with litigation matters.

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits, dollar limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize noncash expenses and associated noncash capital contributions from our General Partner, as these are considered liabilities paid for by a principal unitholder.

Note 12—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Six Months Ended June 30
	2018	2017*

Cash capital expenditures and investments	$234	188
Change in capital expenditure accruals	14	—
Total capital expenditures and investments	$248	188
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Six Months Ended June 30
	2018	2017

Capital expenditures and investments attributable to the Partnership	$248	128
Capital expenditures and investments attributable to Predecessors*	—	60
Total capital expenditures and investments*	$248	188
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Restricted Cash
At June 30, 2018, and December 31, 2017, the Partnership did not have any restricted cash. The restrictions on the cash received in February 2017, as a result of the retrospective adjustment for the Bakken Pipeline/MSLP Acquisition, were fully removed in the second quarter of 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full.

Note 13—Related Party Transactions

Commercial Agreements
We have entered into multiple commercial agreements with Phillips 66, including transportation services agreements, terminal services agreements, storage services agreements, stevedoring services agreements, a fractionation service agreement, tolling services agreements, and rail terminal services agreements. Under these long-term, fee-based agreements, we provide transportation, terminaling, storage, stevedoring, fractionation, processing, and rail terminal services to Phillips 66, and Phillips 66 commits to provide us with minimum volume commitments of crude oil, NGL, feedstock, and refined petroleum products or minimum monthly service fees. Under our transportation, processing, and terminaling services agreements, if Phillips 66 fails to transport, throughput or store its minimum throughput volume, then Phillips 66 will pay us a deficiency payment based on the calculation described in the agreement.

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017*	2018	2017*

Operating and maintenance expenses	$50	50	115	90
General and administrative expenses	15	17	30	33
Total	$65	67	145	123
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

Other related party balances in our consolidated balance sheet consisted of the following, all of which were related to Phillips 66:

	Millions of Dollars
	June 30 2018	December 31 2017

Deferred rentals and other assets	$5	5
Deferred revenues	60	33
Deferred revenues and other liabilities	17	61

Equity Affiliate Guarantee
Dakota Access and ETCO are parties to a $2.5 billion project financing transaction entered into in August 2016 to fund the construction of the Bakken Pipeline. In July 2017, as an owner of Dakota Access and ETCO, Phillips 66 and its co-venturers each issued a guarantee intended to cover their pro rata shares of interest expense for rolling six-month periods after the calculation date.  In October 2017, as part of the Bakken Pipeline/MSLP Acquisition, Phillips 66 Partners substituted its guarantee for that of Phillips 66.  Each co-venturer’s guarantee has a maximum guarantee amount which changes over time. Our maximum exposure under the guarantee amounted to $16 million at June 30, 2018.

Note 14—New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, financing or operating, with classification affecting the pattern of income recognition in the income statement.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our consolidated financial statements. As part of our assessment to-date, we have formed an implementation team, selected a software package, and completed software design and configuration within a test environment.

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

Our operations consist of crude oil, refined petroleum products and NGL transportation, processing, terminaling and storage assets. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint venture refineries.

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

Volumes Handled
The amount of revenues we generate primarily depends on the volumes of crude oil, refined petroleum products and NGL that we handle in our pipeline, terminal, rail rack, processing, storage and NGL fractionator systems. In addition, our equity affiliates generate revenues from transporting and terminaling NGL, crude oil and refined petroleum products. These volumes are primarily affected by the supply of, and demand for, NGL, crude oil and refined petroleum products in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under many of our commercial agreements.

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
Distributable cash flow is defined as adjusted EBITDA less (i) the difference between equity affiliate distributions and proportional EBITDA, (ii) maintenance capital expenditures, (iii) net interest expense, (iv) income taxes paid and (v) preferred unit distributions; plus adjustments for deferred revenue impacts.

EBITDA, adjusted EBITDA, and distributable cash flow are not presentations made in accordance with U.S. generally accepted accounting principles (GAAP). EBITDA, adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management believes external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2018, is based on a comparison with the respective corresponding periods of 2017.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017*	2018	2017*
Revenues and Other Income
Operating revenues—related parties	$244	216	493	426
Operating revenues—third parties	10	11	17	21
Equity in earnings of affiliates	100	48	198	81
Other income	—	2	1	11
Total revenues and other income	354	277	709	539

Costs and Expenses
Operating and maintenance expenses	85	79	182	153
Depreciation	29	28	57	56
General and administrative expenses	16	18	32	35
Taxes other than income taxes	9	8	19	17
Interest and debt expense	29	24	59	48
Total costs and expenses	168	157	349	309
Income before income taxes	186	120	360	230
Income tax expense	—	1	2	1
Net income	186	119	358	229
Less: Net income attributable to Predecessors	—	16	—	29
Net income attributable to the Partnership	186	103	358	200
Less: Preferred unitholders’ interest in net income attributable to the Partnership	10	—	19	—
Less: General partner’s interest in net income attributable to the Partnership	55	37	108	69
Limited partners’ interest in net income attributable to the Partnership	$121	66	231	131

Net cash provided by operating activities	$226	136	397	291

Adjusted EBITDA	$276	166	523	329

Distributable cash flow	$204	140	398	264
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended June 30		Six Months Ended June 30
	2018	2017	2018	2017
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$111	103	213	205
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	1,020	871	984	873
Refined products and NGL	920	973	859	953
Total	1,940	1,844	1,843	1,826

Average pipeline revenue per barrel (dollars)	$0.63	0.61	0.64	0.62

Terminals
Terminal revenues (millions of dollars)	$38	37	77	74
Terminal throughput (thousands of barrels daily)
Crude oil(2)	471	374	477	369
Refined products	806	742	763	772
Total	1,277	1,116	1,240	1,141

Average terminaling revenue per barrel (dollars)	$0.33	0.36	0.34	0.36

Storage, processing and other revenues (millions of dollars)	$105	87	220	168
Total operating revenues (millions of dollars)	$254	227	510	447

Joint Venture Operating Data(3)
Crude oil, refined products and NGL (thousands of barrels daily)	638	443	621	397
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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017*	2018	2017*
Reconciliation to Net Income Attributable to the Partnership
Net income attributable to the Partnership	$186	103	358	200
Plus:
Net income attributable to the Predecessors	—	16	—	29
Net income	186	119	358	229
Plus:
Depreciation	29	28	57	56
Net interest expense	29	23	58	46
Income tax expense	—	1	2	1
EBITDA	244	171	475	332
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	28	12	43	24
Expenses indemnified or prefunded by Phillips 66	1	—	1	3
Transaction costs associated with acquisitions	3	—	4	1
Less:
EBITDA attributable to Predecessors	—	17	—	31
Adjusted EBITDA	276	166	523	329
Plus:
Deferred revenue impacts**†	(5)	4	—	8
Less:
Equity affiliate distributions less than (more than) proportional EBITDA	18	(4)	28	4
Maintenance capital expenditures†	10	10	20	21
Net interest expense	29	24	58	48
Preferred unit distributions	10	—	19	—
Distributable cash flow	$204	140	398	264
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.
†Excludes MSLP capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2018	2017*	2018	2017*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$226	136	397	291
Plus:
Net interest expense	29	23	58	46
Income tax expense	—	1	2	1
Changes in working capital	(10)	8	(27)	(11)
Undistributed equity earnings	(1)	5	7	9
Deferred revenues and other liabilities	5	—	43	—
Other	(5)	(2)	(5)	(4)
EBITDA	244	171	475	332
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	28	12	43	24
Expenses indemnified or prefunded by Phillips 66	1	—	1	3
Transaction costs associated with acquisitions	3	—	4	1
Less:
EBITDA attributable to Predecessors	—	17	—	31
Adjusted EBITDA	276	166	523	329
Plus:
Deferred revenue impacts**†	(5)	4	—	8
Less:
Equity affiliate distributions less than (more than) proportional EBITDA	18	(4)	28	4
Maintenance capital expenditures†	10	10	20	21
Net interest expense	29	24	58	48
Preferred unit distributions	10	—	19	—
Distributable cash flow	$204	140	398	264
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.
†Excludes MSLP capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues increased $27 million, or 12 percent, and $63 million, or 14 percent, in the second quarter and six-month period of 2018, respectively. The increases were primarily related to additional revenues from the acquisition of Merey Sweeny, L.P. (MSLP) in 2017 and higher pipeline and terminal volumes.

Equity in earnings of affiliates increased $52 million and $117 million in the second quarter and six-month period of 2018, respectively. The increases were primarily attributable to Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, the Bakken Pipeline), which began operations in June 2017. The increases also reflected higher earnings from Sand Hills Pipeline, LLC (Sand Hills) and Phillips 66 Partners Terminal LLC due to higher volumes, and Explorer Pipeline Company due to a one-time benefit from U.S. tax reform.

Other Income decreased $10 million in the six-month period of 2018. The decrease was primarily due to the receipt of tax-related contractual make-whole payments in the first quarter of 2017, associated with the transfer of a co-venturer’s interests in Sand Hills and DCP Southern Hills Pipeline, LLC to DCP Midstream, LP.

Operating and maintenance expenses increased by $6 million, or 8 percent, and $29 million, or 19 percent, in the second quarter and six-month period of 2018, respectively. The increases were primarily due to operating expenses associated with the acquisition of MSLP in 2017, as well as increased maintenance expense for the River Parish NGL system.

Interest and debt expense increased $5 million, or 21 percent, and $11 million, or 23 percent in the second quarter and six-month period of 2018, respectively, primarily due to higher average debt principal balances as a result of the issuance of $650 million in aggregate principal amount of senior notes in October 2017.

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

Operating Activities
We generated $397 million in cash from operations during the first six months of 2018, an improvement over cash from operations of $291 million for the corresponding period of 2017. The improvement was primarily driven by higher distributions from equity affiliates, partially offset by higher operating and maintenance expenses.

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed during the three months ended June 30, 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three and six months ended June 30, 2018, on a settlement date basis, we had issued an aggregate of 1,152,119 and 1,340,934 common units under our ATM programs, generating net proceeds of $58 million and $67 million, respectively. For the three and six months ended June 30, 2017, on a settlement date basis, we had issued an aggregate of 2,578,608 and 3,323,576 common units under our ATM programs, generating net proceeds of $131 million and $171 million, respectively. Since inception through June 30, 2018, we had issued an aggregate of 5,059,802 common units under our ATM programs, generating net proceeds of $259 million, after broker commissions of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
At June 30, 2018, and December 31, 2017, we had no borrowings outstanding under our $750 million revolving credit facility.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests, preferred units representing limited partner interests, and debt securities.

Off-Balance Sheet Arrangements
Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO) are parties to a $2.5 billion project financing transaction entered into in August 2016. In July 2017, as an owner of Dakota Access and ETCO, Phillips 66 and its co-venturers each issued a guarantee intended to cover their pro rata shares of interest expense for rolling six-month periods after the calculation date.  In October 2017, as part of the Bakken Pipeline/MSLP Acquisition, Phillips 66 Partners substituted its guarantee for that of Phillips 66.  Each co-venturer’s guarantee has a maximum guarantee amount which changes over time. Our maximum exposure under the guarantee amounted to $16 million at June 30, 2018.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Six Months Ended June 30
	2018	2017

Capital expenditures and investments attributable to the Partnership
Expansion	$226	107
Maintenance	22	21
Total	248	128
Capital expenditures attributable to Predecessors*	—	60
Total capital expenditures and investments*	$248	188
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first six months of 2018 were $248 million, primarily associated with the following activities:

•	Contributions to Bayou Bridge Pipeline, LLC to continue progress on its pipeline segment from Lake Charles, Louisiana, to St. James, Louisiana.

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Construction of a new isomerization unit at the Phillips 66 Lake Charles Refinery.

•
Contributions to Gray Oak to begin construction of the pipeline to transport crude oil from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Sweeny/Freeport markets on the Texas Gulf Coast.

•	Acquisition of a 25 percent interest in South Texas Gateway Terminal, which is under development by Buckeye Partners, L.P.

•	Increasing storage capacity at Clemens Caverns.

•	Spending associated with reliability and maintenance projects at MSLP.

In April 2018, the Board of Directors of our General Partner approved an increase in our capital expenditures and investments budget for the year ending December 31, 2018, from $595 million to $750 million.

In April 2018, we announced that we have received sufficient binding commitments to proceed with construction of the Gray Oak Pipeline. The pipeline will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Sweeny/Freeport markets on the Texas Gulf Coast, including the Phillips 66 Sweeny Refinery. In July 2018, we completed the expansion open season to determine the scope and capacity of the pipeline system. The pipeline will have an initial capacity of 800,000 barrels per day (BPD) based on shipper commitments of 700,000 BPD and the reservation of capacity for walk-up shippers. The pipeline is expandable to approximately 1 million BPD subject to additional shipper commitments. We currently own a 75 percent interest in the pipeline system, and other third parties have options to acquire up to a 32.75 percent interest. If all options are exercised, we would own 42.25 percent. The pipeline is expected to be in service by the end of 2019, with total cost of approximately $2 billion on a 100 percent basis.

In Corpus Christi, Texas, the Gray Oak Pipeline will connect to the new South Texas Gateway Terminal under development by Buckeye Partners, L.P. The marine terminal will have an initial storage capacity of 3.4 million barrels and is expected to begin operations by the end of 2019. We own a 25 percent interest in the joint venture that is constructing the terminal.

Cash Distributions
On July 18, 2018, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.752 per common unit payable on August 13, 2018, to unitholders of record as of July 31, 2018. The Board also approved the quarterly distribution to our preferred unitholders, to be paid in cash on August 13, 2018, to preferred unitholders of record as of July 31, 2018.  Total cash distributions to be paid on August 13, 2018, to all unitholders and our General Partner (including its incentive distribution rights (IDRs)) will be $158 million.

Cash distributions are made to our General Partner in respect of its general partner interest and its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on July 18, 2018, our General Partner will receive 39 percent of the second-quarter 2018 cash distribution, excluding preferred unit distributions, in respect of its general partner interest and its ownership of all IDRs.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit. Preferred unitholders received $9 million of distributions in the second quarter of 2018 that were attributable to the first quarter of 2018.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2018, and December 31, 2017, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Paradis Pipeline Station Incident
On February 9, 2017, a fire occurred at the Paradis Pipeline Station on the River Parish NGL System. There was one Phillips 66 employee fatality and three contractors were injured. All regulatory agency investigations have been completed, except one outstanding item with the Louisiana Department of Environmental Quality. We do not currently expect claims related to this incident, individually or in the aggregate, to have a material impact on our results of operations.

Indemnification and Excluded Liabilities
Under our amended omnibus agreement and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 will indemnify us, or assume responsibility, for certain environmental liabilities, tax liabilities, litigation and any other liabilities attributable to the ownership or operation of the assets contributed to us and that arose prior to the effective date of each acquisition. These indemnifications and exclusions from liability have, in some cases, time limits, dollar limits and deductibles. When Phillips 66 performs under any of these indemnifications or exclusions from liability, we recognize noncash expenses and associated noncash capital contributions from our General Partner, as these are considered liabilities paid for by a principal unitholder.

NEW ACCOUNTING STANDARDS

In February 2016, the Financial Accounting Standards Board issued Accounting Standards Update No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, financing or operating, with classification affecting the pattern of income recognition in the income statement.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. Entities are required to adopt the ASU using a modified retrospective approach, subject to certain optional practical expedients, and apply its provisions to leasing arrangements existing at or entered into after the earliest comparative period presented in the financial statements. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our consolidated financial statements. As part of our assessment to-date, we have formed an implementation team, selected a software package, and completed software design and configuration within a test environment.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2018, did not differ materially from that disclosed under Item 7A of our 2017 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2018, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following is a description of reportable legal proceedings attributable to the ownership or operation of our assets, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There were material developments that occurred with respect to the matter previously reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018. No such matters were previously reported in our 2017 Annual Report on Form 10-K.

New Matters
There are no new matters to report.

Matters Previously Reported
In March 2018, Phillips 66 Partners received notification from the Illinois Attorney General’s office of a proposed penalty arising from the April 2015 release of approximately 800 barrels of diesel fuel from our pipeline that transports products from a terminal in Hartford, Illinois, to a dock on the Mississippi River.  This matter has been resolved with a penalty payment of $120,000.

Item 1A.  RISK FACTORS

There have been no material changes from the risk factors disclosed under Item 1A of our 2017 Annual Report on Form 10-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*
First Amendment to the Amended and Restated Operational Services Agreement, dated as of May 30, 2018, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.

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

Date: July 27, 2018