Form 10-Q
period 2018-09-30
PHILLIPS 66 PARTNERS LP
filed 2018-10-26
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2018
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [ X ]
The registrant had 123,811,206 common units outstanding as of September 30, 2018.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*
Revenues and Other Income
Operating revenues—related parties	$256	222	749	648
Operating revenues—third parties	9	11	26	32
Equity in earnings of affiliates	118	66	316	147
Other income	1	—	2	11
Total revenues and other income	384	299	1,093	838

Costs and Expenses
Operating and maintenance expenses	84	86	266	239
Depreciation	30	32	87	88
General and administrative expenses	16	17	48	52
Taxes other than income taxes	8	7	27	24
Interest and debt expense	28	24	87	72
Other expenses	1	1	1	1
Total costs and expenses	167	167	516	476
Income before income taxes	217	132	577	362
Income tax expense	—	1	2	2
Net income	217	131	575	360
Less: Net income attributable to Predecessors	—	32	—	61
Net income attributable to the Partnership	217	99	575	299
Less: Preferred unitholders’ interest in net income attributable to the Partnership	9	—	28	—
Less: General partner’s interest in net income attributable to the Partnership	64	43	172	112
Limited partners’ interest in net income attributable to the Partnership	$144	56	375	187

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$1.17	0.51	3.06	1.72
Common units—diluted	1.10	0.51	2.91	1.72

Cash Distributions Paid Per Common Unit (dollars)	$0.752	0.615	2.144	1.759

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	123,270	110,506	122,362	109,043
Common units—diluted	137,090	110,506	136,182	109,043
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*

Net Income	$217	131	575	360
Defined benefit plans
Plan sponsored by equity affiliate, net of tax	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive Income	$217	131	575	360
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2018	December 31 2017
Assets
Cash and cash equivalents	$100	185
Accounts receivable—related parties	112	83
Accounts receivable—third parties	5	3
Materials and supplies	12	12
Prepaid expenses and other current assets	10	9
Total current assets	239	292
Equity investments	2,215	1,932
Net properties, plants and equipment	2,999	2,918
Goodwill	185	185
Deferred rentals and other assets	5	7
Total Assets	$5,643	5,334

Liabilities
Accounts payable—related parties	$21	21
Accounts payable—third parties	99	39
Accrued property and other taxes	24	15
Accrued interest	32	34
Short-term debt	—	25
Deferred revenues	60	35
Other current liabilities	2	2
Total current liabilities	238	171
Long-term debt	2,922	2,920
Asset retirement obligations and accrued environmental costs	11	11
Deferred income taxes	7	5
Deferred revenues and other liabilities	22	66
Total Liabilities	3,200	3,173

Equity
Preferred unitholders (2018 and 2017—13,819,791 units issued and outstanding)	746	746
Common unitholders—public (2018—55,051,069 units issued and outstanding; 2017—52,811,822 units issued and outstanding)	2,451	2,274
Common unitholder—Phillips 66 (2018 and 2017—68,760,137 units issued and outstanding)	567	487
General partner—Phillips 66 (2018 and 2017—2,480,051 units issued and outstanding)	(1,320)	(1,345)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,443	2,161
Total Liabilities and Equity	$5,643	5,334
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017*
Cash Flows From Operating Activities
Net income	$575	360
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	87	88
Undistributed equity earnings	(5)	—
Deferred revenues and other liabilities	(44)	(2)
Other	5	10
Working capital adjustments
Decrease (increase) in accounts receivable	(9)	13
Decrease (increase) in materials and supplies	—	(1)
Decrease (increase) in prepaid expenses and other current assets	(1)	2
Increase (decrease) in accounts payable	8	—
Increase (decrease) in accrued interest	(2)	2
Increase (decrease) in deferred revenues	29	11
Increase (decrease) in other accruals	9	3
Net Cash Provided by Operating Activities	652	486

Cash Flows From Investing Activities
Restricted cash received from combination of business	—	318
Collection of loan receivable	—	8
Cash capital expenditures and investments	(410)	(308)
Return of investment from equity affiliates	28	32
Net Cash Provided by (Used in) Investing Activities	(382)	50

Cash Flows From Financing Activities
Net contributions to Phillips 66 from Predecessors	—	(178)
Issuance of debt	85	1,383
Repayment of debt	(110)	(1,641)
Issuance of common units	114	171
Quarterly distributions to preferred unitholders	(28)	—
Quarterly distributions to common unitholders—public	(114)	(78)
Quarterly distributions to common unitholder—Phillips 66	(147)	(113)
Quarterly distributions to General Partner—Phillips 66	(155)	(96)
Other cash contributions from Phillips 66	—	16
Net Cash Used in Financing Activities	(355)	(536)

Net Change in Cash, Cash Equivalents and Restricted Cash	(85)	—
Cash, cash equivalents and restricted cash at beginning of period	185	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$100	2
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors*	Total

December 31, 2016	$—	1,795	476	(704)	(1)	—	1,566
Net income attributable to Predecessors	—	—	—	—	—	61	61
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	664	664
Issuance of common units	—	171	—	—	—	—	171
Net income attributable to the Partnership	—	78	109	112	—	—	299
Quarterly cash distributions to unitholders and General Partner	—	(78)	(113)	(96)	—	—	(287)
Other contributions from Phillips 66	—	—	—	26	—	—	26
September 30, 2017*	$—	1,966	472	(662)	(1)	725	2,500

December 31, 2017	$746	2,274	487	(1,345)	(1)	—	2,161
Cumulative effect of accounting change	—	13	16	1	—	—	30
Issuance of common units	—	114	—	—	—	—	114
Net income attributable to the Partnership	28	164	211	172	—	—	575
Quarterly cash distributions to unitholders and General Partner	(28)	(114)	(147)	(155)	—	—	(444)
Other contributions from Phillips 66	—	—	—	7	—	—	7
September 30, 2018	$746	2,451	567	(1,320)	(1)	—	2,443
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2016	—	43,134,902	64,047,024	2,187,386	109,369,312
Units issued in public equity offerings	—	3,323,576	—	—	3,323,576
September 30, 2017	—	46,458,478	64,047,024	2,187,386	112,692,888

December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	2,239,247	—	—	2,239,247
September 30, 2018	13,819,791	55,051,069	68,760,137	2,480,051	140,111,048
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Note 2—Interim Financial Information

The interim financial information presented in the financial statements included in this report is unaudited and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2017 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2018, are not necessarily indicative of the results to be expected for the full year.

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

Effective January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision could also affect net income. Equity investments reported under the cost method or the lower of cost or fair value method of accounting, in accordance with previous U.S. generally accepted accounting principles (GAAP), are now reported at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable fair values, we elected to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. At the time of adoption, this ASU had no material impact on our consolidated financial statements.

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

We recorded a noncash cumulative effect adjustment of $30 million to increase the opening balance of our equity as of January 1, 2018. This adjustment reflected amounts recorded by us and our equity-method investees related to the acceleration of revenue recognition on certain minimum volume commitment contracts with recovery provisions. Certain agreements for transportation, terminaling and fractionation services with Phillips 66 are considered operating leases under FASB Accounting Standards Codification (ASC) 840, “Leases.” We identified the separate lease and service elements of our revenue under these operating leases and applied ASU No. 2014-09 only to the service element, while the lease element continued to be accounted for under ASC 840. See Note 9—Operating Revenues, for additional information.

Note 4—Acquisitions

Gray Oak Pipeline Project Acquisition
In April 2018, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 100 percent interest in Gray Oak Holdings LLC, a limited liability company that, at that time, owned a 100 percent interest in Gray Oak Pipeline, LLC (Gray Oak LLC), an entity formed to develop and construct the Gray Oak Pipeline system. Under common control accounting, we considered the cash consideration paid of approximately $3 million to be a reimbursement of Phillips 66 PDI’s previously incurred costs, and expensed this amount to “General and administrative expenses” in the second quarter of 2018. At September 30, 2018, another party has the right, but not the obligation, to acquire up to a 35 percent interest in Gray Oak Holdings LLC. Subject to certain conditions, the option expires on November 30, 2018. See Note 5—Equity Investments, for additional information on Gray Oak LLC, including our variable interest entity assessment.

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

	Millions of Dollars
	Three Months Ended September 30, 2017
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$193	29	222
Operating revenues—third parties	11	—	11
Equity in earnings of affiliates	41	25	66
Total revenues and other income	245	54	299

Costs and Expenses
Operating and maintenance expenses	69	17	86
Depreciation	30	2	32
General and administrative expenses	16	1	17
Taxes other than income taxes	7	—	7
Interest and debt expense	23	1	24
Other expenses	1	—	1
Total costs and expenses	146	21	167
Income before income taxes	99	33	132
Income tax expense	—	1	1
Net income	99	32	131
Less: Net income attributable to Predecessors	—	32	32
Net income attributable to the Partnership	99	—	99
Less: General partner’s interest in net income attributable to the Partnership	43	—	43
Limited partners’ interest in net income attributable to the Partnership	$56	—	56

	Millions of Dollars
	Nine Months Ended September 30, 2017
Consolidated Statement of Income	Phillips 66 Partners LP (As previously reported)	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Revenues and Other Income
Operating revenues—related parties	$563	85	648
Operating revenues—third parties	32	—	32
Equity in earnings of affiliates	111	36	147
Other income	7	4	11
Total revenues and other income	713	125	838

Costs and Expenses
Operating and maintenance expenses	188	51	239
Depreciation	82	6	88
General and administrative expenses	48	4	52
Taxes other than income taxes	23	1	24
Interest and debt expense	71	1	72
Other expenses	1	—	1
Total costs and expenses	413	63	476
Income before income taxes	300	62	362
Income tax expense	1	1	2
Net income	299	61	360
Less: Net income attributable to Predecessors	—	61	61
Net income attributable to the Partnership	299	—	299
Less: General partner’s interest in net income attributable to the Partnership	112	—	112
Limited partners’ interest in net income attributable to the Partnership	$187	—	187

	Millions of Dollars
	Nine Months Ended September 30, 2017
	Phillips 66 Partners LP (As previously reported)	Acquired Bakken Pipeline/MSLP Predecessor	Consolidated Results
Cash Flows From Operating Activities
Net income	$299	61	360
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	82	6	88
Undistributed equity earnings	2	(2)	—
Deferred revenues and other liabilities	(2)	—	(2)
Other	10	—	10
Working capital adjustments
Decrease (increase) in accounts receivable	13	—	13
Decrease (increase) in materials and supplies	(1)	—	(1)
Decrease (increase) in prepaid expenses and other current assets	1	1	2
Increase (decrease) in accounts payable	—	—	—
Increase (decrease) in accrued interest	3	(1)	2
Increase (decrease) in deferred revenues	11	—	11
Increase (decrease) in other accruals	4	(1)	3
Net Cash Provided by Operating Activities	422	64	486

Cash Flows From Investing Activities
Restricted cash received from combination of business	—	318	318
Collection of loan receivable	—	8	8
Cash capital expenditures and investments	(227)	(81)	(308)
Return of investment from equity affiliates	28	4	32
Net Cash Provided by (Used in) Investing Activities	(199)	249	50

Cash Flows From Financing Activities
Net contributions to Phillips 66 from Predecessors	—	(178)	(178)
Issuance of debt	1,383	—	1,383
Repayment of debt	(1,506)	(135)	(1,641)
Issuance of common units	171	—	171
Quarterly distributions to common unitholders—public	(78)	—	(78)
Quarterly distributions to common unitholder—Phillips 66	(113)	—	(113)
Quarterly distributions to General Partner—Phillips 66	(96)	—	(96)
Other cash contributions from Phillips 66	16	—	16
Net Cash Used in Financing Activities	(223)	(313)	(536)

Net Change in Cash, Cash Equivalents and Restricted Cash	—	—	—
Cash, cash equivalents and restricted cash at beginning of period	2	—	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$2	—	2

Note 5—Equity Investments

Gray Oak Pipeline
As discussed in Note 4—Acquisitions, in April 2018, we acquired Phillips 66 PDI’s then 100 percent interest in Gray Oak LLC. Gray Oak LLC is developing and constructing the Gray Oak Pipeline system which, upon completion, will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Freeport markets on the Texas Gulf Coast. The pipeline is expected to be placed in service by the end of 2019.

In April 2018, a co-venturer acquired a 25 percent interest in Gray Oak LLC, along with sufficient voting rights over key governance provisions such that we no longer could assert control over Gray Oak LLC. At that time, we began using the equity method of accounting for our investment in Gray Oak LLC. At September 30, 2018, another party has the option to acquire a 10 percent interest in Gray Oak LLC. Subject to certain conditions, including extension by mutual agreement of the parties, the option expires on November 3, 2018.

Gray Oak LLC is considered a variable interest entity because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of the Gray Oak Pipeline that most significantly impact economic performance. At September 30, 2018, our maximum exposure to loss was $72 million, which represented the aggregate book value of our equity investment in Gray Oak LLC.

South Texas Gateway Terminal
In April 2018, we acquired a 25 percent interest in the South Texas Gateway Terminal under development by Buckeye Partners, L.P. This marine terminal will connect to the Gray Oak Pipeline in Corpus Christi, Texas, and will have an initial storage capacity of 3.4 million barrels. The terminal is expected to begin operations by the end of 2019.

South Texas Gateway Terminal LLC is considered a variable interest entity because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of the terminal that most significantly impact economic performance. At September 30, 2018, our maximum exposure to loss was $16 million, which represented the aggregate book value of our equity investment in South Texas Gateway Terminal LLC.

The following table summarizes the carrying value of our equity investments.

		Millions of Dollars
	Percentage Ownership	September 30 2018	December 31 2017

Bakken Pipeline	25.00%	$612	621
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	266	173
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	591	515
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	208	209
Explorer Pipeline Company (Explorer)	21.94	120	118
Gray Oak Pipeline, LLC (Gray Oak)	75.00	72	—
Paradigm Pipeline LLC (Paradigm)	50.00	145	131
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	71	53
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	16	—
STACK Pipeline LLC (STACK)	50.00	114	112
Total equity investments		$2,215	1,932

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Bakken Pipeline	$48	25	119	36
Bayou Bridge	2	4	10	8
Explorer	11	7	35	18
Gray Oak	—	—	—	—
Paradigm	2	(1)	6	(2)
Phillips 66 Partners Terminal	6	2	21	5
Sand Hills	34	21	90	58
South Texas Gateway Terminal	—	—	—	—
Southern Hills	12	6	28	20
STACK	3	2	7	4
Total equity in earnings of affiliates	$118	66	316	147

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2018	December 31 2017

Land	$19	19
Buildings and improvements	89	88
Pipelines and related assets*	1,387	1,372
Terminals and related assets*	702	671
Rail racks and related assets*	137	137
Processing and related assets*	842	837
Caverns and related assets*	584	583
Construction-in-progress	160	47
Gross PP&E	3,920	3,754
Less: Accumulated depreciation	921	836
Net PP&E	$2,999	2,918
*Assets for which we are the lessor.

Note 7—Debt

	Millions of Dollars
	September 30 2018	December 31 2017

2.646% Senior Notes due 2020	$300	300
3.605% Senior Notes due 2025	500	500
3.550% Senior Notes due 2026	500	500
3.750% Senior Notes due 2028	500	500
4.680% Senior Notes due 2045	450	450
4.900% Senior Notes due 2046	625	625
Tax-exempt bonds at 1.86% and 1.94% at September 30, 2018, and December 31, 2017, respectively	75	100
Total	2,950	2,975
Net unamortized discounts and debt issuance costs	(28)	(30)
Total debt	2,922	2,945
Less: Short-term debt	—	25
Long-term debt	$2,922	2,920

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $2,765 million and $2,918 million at September 30, 2018, and December 31, 2017, respectively. The fair value of our floating-rate debt approximated carrying value of $75 million and $100 million at September 30, 2018, and December 31, 2017, respectively.

Note 8—Equity

Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three and nine months ended September 30, 2018, on a settlement date basis, we had issued an aggregate of 898,313 and 2,239,247 common units under our ATM programs, generating net proceeds of $47 million and $114 million, respectively. For the three months ended September 30, 2017, we did not issue any common units under our ATM program. For the nine months ended, September 30, 2017, on a settlement date basis, we had issued an aggregate of 3,323,576 common units under our ATM programs, generating net proceeds of $171 million. Since inception through September 30, 2018, we had issued an aggregate of 5,958,115 common units under our ATM programs, generating net proceeds of $306 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

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

Disaggregated Revenues
Total operating revenues disaggregated by type of service were as follows:

	Millions of Dollars
	Three Months Ended September 30	Nine Months Ended September 30
	2018	2018

Pipelines	$123	336
Terminals	37	114
Storage, processing and other revenues	105	325
Total operating revenues	$265	775

During the three and nine months ended September 30, 2018, lease revenues were $159 million and $446 million, respectively, and service revenues were $106 million and $329 million, respectively. Lease and service revenues were recorded in the “Operating revenues—related parties” and “Operating revenues—third parties” lines on our consolidated statement of income.

Contract-Related Assets and Liabilities
At September 30, 2018, and January 1, 2018, lease receivables were $51 million and $49 million, respectively, and service receivables were $44 million and $37 million, respectively.

Our contract liabilities primarily represent payments from our customers, mainly Phillips 66, for volume throughput less than the contractually required minimum throughput volumes. These deficiency payments are deferred and recognized at the earlier of the period in which our customers make up the shortfall volumes or when it is probable our customers will not make up the shortfall volumes prior to the expiration of the contractual make-up period. Our contract liabilities are included in the “Deferred revenues” and “Deferred revenues and other liabilities” lines on our consolidated balance sheet. At September 30, 2018, and January 1, 2018, total deferred revenues were $78 million and $93 million, respectively, of which $6 million and $13 million, respectively, were contract liabilities related to the service element. Service-related revenues recognized during the three and nine months ended September 30, 2018, that were included in the contract liability balance at January 1, 2018, were $1 million and $10 million, respectively. For the three and nine months ended September 30, 2018, there were no material differences between the amount that we recognized as revenues relating to minimum throughput deficiency payments compared to the amount that would have been recognized prior to the adoption of the new revenue recognition standard.

Remaining Performance Obligations
We typically have long-term contracts with our customers, most of which have original durations of up to 15 years. The average remaining duration of these contracts is eight years. At September 30, 2018, future revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from contracts with our customers with an original expected duration of greater than one year were:

Millions of Dollars
Remainder of 2018	$192
2019	758
2020	755
2021	744
2022	732
Remaining years	3,049
Total future operating revenues*	$6,230
*Includes $3.4 billion of future lease revenues from agreements with Phillips 66.

For the remaining performance obligation, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct goods or service as part of a performance obligation.

Note 10—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income attributable to the Partnership by the weighted-average number of common units outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. As of September 30, 2018, the classes of participating securities included common units, general partner units and incentive distribution rights (IDRs). For the three and nine months ended September 30, 2018, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit. For the three and nine months ended September 30, 2017, basic and diluted net income per limited partner unit are the same because we did not have potentially dilutive common units outstanding.

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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017	2018	2017

Net income attributable to the Partnership	$217	99	575	299
Less: General partner’s distribution declared (including IDRs)*	61	43	169	111
Limited partners’ distributions declared on preferred units*	9	—	28	—
Limited partners’ distribution declared on common units*	99	78	278	209
Distributions less than (more than) net income attributable to the Partnership	$48	(22)	100	(21)
*Distribution declared attributable to the indicated periods.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended September 30, 2018
Net income attributable to the Partnership (millions):
Distribution declared	$99	61	9	169
Distributions less than net income attributable to the Partnership	45	3	—	48
Net income attributable to the Partnership (basic)	144	64	9	217
Dilutive effect of preferred units*	7
Net income attributable to the Partnership (diluted)	$151

Weighted-average units outstanding—basic	123,269,827
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	137,089,618

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$1.17
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	1.10

Three Months Ended September 30, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$78	43	—	121
Distributions more than net income attributable to the Partnership	(22)	—	—	(22)
Net income attributable to the Partnership	$56	43	—	99

Weighted-average units outstanding—basic and diluted	110,505,502

Net income per limited partner unit—basic and diluted (dollars)	$0.51
* The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Nine Months Ended September 30, 2018
Net income attributable to the Partnership (millions):
Distribution declared	$278	169	28	475
Distributions less than net income attributable to the Partnership	97	3	—	100
Net income attributable to the Partnership (basic)	375	172	28	575
Dilutive effect of preferred units*	21
Net income attributable to the Partnership (diluted)	$396

Weighted-average units outstanding—basic	122,362,079
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	136,181,870

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$3.06
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	2.91

Nine Months Ended September 30, 2017
Net income attributable to the Partnership (millions):
Distribution declared	$209	111	—	320
Distributions less than (more than) net income attributable to the Partnership	(22)	1	—	(21)
Net income attributable to the Partnership	$187	112	—	299

Weighted-average units outstanding—basic and diluted	109,042,961

Net income attributable to the Partnership per limited partner unit—basic and dilutive (dollars)	$1.72
* The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

On October 17, 2018, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.792 per common unit attributable to the third quarter of 2018. This distribution is payable November 13, 2018, to unitholders of record as of October 31, 2018.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2018, and December 31, 2017, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 12—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017*

Cash capital expenditures and investments	$410	308
Change in capital expenditure accruals	35	(2)
Total capital expenditures and investments	$445	306
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017

Capital expenditures and investments attributable to the Partnership	$445	225
Capital expenditures and investments attributable to Predecessors*	—	81
Total capital expenditures and investments*	$445	306
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Restricted Cash
At September 30, 2018, and December 31, 2017, the Partnership did not have any restricted cash. The restrictions on the cash received in February 2017, as a result of the retrospective adjustment for the Bakken Pipeline/MSLP Acquisition, were fully removed in the second quarter of 2017 when MSLP’s outstanding debt that contained lender restrictions on the use of cash was paid in full.

Note 13—Related Party Transactions

Commercial Agreements
We have entered into long-term, fee-based commercial agreements with Phillips 66 to provide transportation, terminaling, storage, stevedoring, fractionation, processing, and rail terminal services. Under these agreements, Phillips 66 commits to provide us with minimum transportation, throughput or storage volumes, or minimum monthly service fees. If Phillips 66 does not meet its minimum volume commitments, Phillips 66 pays us a deficiency payment based on the calculation described in the agreement.

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*

Operating and maintenance expenses	$46	48	161	138
General and administrative expenses	15	16	45	49
Total	$61	64	206	187
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $8 million. The operational and administrative support fee is for the provision of certain services, including: logistical services; asset oversight, such as operational management and supervision; corporate engineering services, including asset integrity and regulatory services; business development services; executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services performed for our operations. Under our amended and restated operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our pipeline, rail rack, processing, terminaling, and storage facilities. Additionally, we pay Phillips 66 for insurance services provided to us and recoveries under these policies are recorded as an offset to our expenses. Operating and maintenance expenses also include volumetric gains and losses associated with volumes transported by Phillips 66.

Other related party balances in our consolidated balance sheet consisted of the following, all of which were related to Phillips 66:

	Millions of Dollars
	September 30 2018	December 31 2017

Deferred rentals and other assets	$5	5
Deferred revenues	59	33
Deferred revenues and other liabilities	17	61

Equity Affiliate Guarantee
Dakota Access and ETCO are parties to a $2.5 billion project financing transaction entered into in August 2016 to fund the construction of the Bakken Pipeline. In July 2017, as owners of Dakota Access and ETCO, Phillips 66 and its co-venturers each issued a guarantee intended to cover their pro rata shares of interest expense for rolling six-month periods after the calculation date.  In October 2017, as part of the Bakken Pipeline/MSLP Acquisition, Phillips 66 Partners substituted its guarantee for that of Phillips 66.  Each co-venturer’s guarantee has a maximum guarantee amount which changes over time. Our maximum exposure under the guarantee amounted to $17 million at September 30, 2018.

Note 14—New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, financing or operating, with classification affecting the pattern of income recognition in the income statement.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We plan to adopt ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of our adoption date of January 1, 2019. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our consolidated financial statements. As part of our assessment to-date, we have formed an implementation team, selected a software package, and completed software design and configuration within a test environment. Furthermore, we continue to load our lease population into the software and test the software configuration, lease data and system reports.  We expect the adoption of ASU No. 2016-02 will materially gross up our consolidated balance sheet with the recognition of the ROU assets and operating lease liabilities.  The impact to our consolidated statements of income and cash flows is not expected to be material.  The new standard will also require additional disclosures for financing and operating leases.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2018, is based on a comparison with the respective corresponding periods of 2017.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*
Revenues and Other Income
Operating revenues—related parties	$256	222	749	648
Operating revenues—third parties	9	11	26	32
Equity in earnings of affiliates	118	66	316	147
Other income	1	—	2	11
Total revenues and other income	384	299	1,093	838

Costs and Expenses
Operating and maintenance expenses	84	86	266	239
Depreciation	30	32	87	88
General and administrative expenses	16	17	48	52
Taxes other than income taxes	8	7	27	24
Interest and debt expense	28	24	87	72
Other expenses	1	1	1	1
Total costs and expenses	167	167	516	476
Income before income taxes	217	132	577	362
Income tax expense	—	1	2	2
Net income	217	131	575	360
Less: Net income attributable to Predecessors	—	32	—	61
Net income attributable to the Partnership	217	99	575	299
Less: Preferred unitholders’ interest in net income attributable to the Partnership	9	—	28	—
Less: General partner’s interest in net income attributable to the Partnership	64	43	172	112
Limited partners’ interest in net income attributable to the Partnership	$144	56	375	187

Net cash provided by operating activities	$255	195	652	486

Adjusted EBITDA	$305	171	828	500

Distributable cash flow	$218	136	616	400
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$123	109	336	314
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	1,047	952	1,005	899
Refined products and NGL	959	917	893	941
Total	2,006	1,869	1,898	1,840

Average pipeline revenue per barrel (dollars)	$0.66	0.63	0.65	0.63

Terminals
Terminal revenues (millions of dollars)	$37	38	114	112
Terminal throughput (thousands of barrels daily)
Crude oil(2)	436	467	463	402
Refined products	754	726	760	756
Total	1,190	1,193	1,223	1,158

Average terminaling revenue per barrel (dollars)	$0.33	0.35	0.34	0.35

Storage, processing and other revenues (millions of dollars)	$105	86	325	254
Total operating revenues (millions of dollars)	$265	233	775	680

Joint Venture Operating Data(3)
Crude oil, refined products and NGL (thousands of barrels daily)	668	533	636	442
(1) Represents the sum of volumes transported through each separately tariffed pipeline segment.
(2) Bayway and Ferndale rail rack volumes included in crude oil terminals.
(3) Proportional share of total pipeline and terminal volumes of joint ventures consistent with recognized equity in earnings of affiliates.
*Prior-period financial and operating information has been retrospectively adjusted for acquisitions of businesses under common control.

The following tables present reconciliations of EBITDA and adjusted EBITDA to net income and EBITDA and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*
Reconciliation to Net Income Attributable to the Partnership
Net income attributable to the Partnership	$217	99	575	299
Plus:
Net income attributable to Predecessors	—	32	—	61
Net income	217	131	575	360
Plus:
Depreciation	30	32	87	88
Net interest expense	28	24	86	70
Income tax expense	—	1	2	2
EBITDA	275	188	750	520
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	30	13	73	37
Expenses indemnified or prefunded by Phillips 66	—	4	1	7
Transaction costs associated with acquisitions	—	2	4	3
Less:
EBITDA attributable to Predecessors	—	36	—	67
Adjusted EBITDA	305	171	828	500
Plus:
Deferred revenue impacts**†	(5)	1	(5)	9
Less:
Equity affiliate distributions less than proportional EBITDA	22	3	50	7
Maintenance capital expenditures†	23	10	43	31
Net interest expense	28	23	86	71
Preferred unit distributions	9	—	28	—
Distributable cash flow	$218	136	616	400
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.
†Excludes MSLP capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2018	2017*	2018	2017*
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$255	195	652	486
Plus:
Net interest expense	28	24	86	70
Income tax expense	—	1	2	2
Changes in working capital	(7)	(19)	(34)	(30)
Undistributed equity earnings	(2)	(9)	5	—
Deferred revenues and other liabilities	1	2	44	2
Other	—	(6)	(5)	(10)
EBITDA	275	188	750	520
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	30	13	73	37
Expenses indemnified or prefunded by Phillips 66	—	4	1	7
Transaction costs associated with acquisitions	—	2	4	3
Less:
EBITDA attributable to Predecessors	—	36	—	67
Adjusted EBITDA	305	171	828	500
Plus:
Deferred revenue impacts**†	(5)	1	(5)	9
Less:
Equity affiliate distributions less than proportional EBITDA	22	3	50	7
Maintenance capital expenditures†	23	10	43	31
Net interest expense	28	23	86	71
Preferred unit distributions	9	—	28	—
Distributable cash flow	$218	136	616	400
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.
**Difference between cash receipts and revenue recognition.
†Excludes MSLP capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues increased $32 million, or 14 percent, and $95 million, or 14 percent, in the third quarter and nine-month period of 2018, respectively. The increases were primarily related to additional revenues from the acquisition of Merey Sweeny, L.P. (MSLP) in 2017, and higher pipeline volumes and tariffs.

Equity in earnings of affiliates increased $52 million and $169 million in the third quarter and nine-month period of 2018, respectively. The increases were primarily attributable to higher earnings from Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (together, the Bakken Pipeline), which began operations in June 2017, Sand Hills Pipeline, LLC (Sand Hills) and Phillips 66 Partners Terminal LLC, primarily due to improved volumes. Additionally, a one-time benefit from the enactment of the U.S. Tax Cuts and Jobs Act in December 2017 at Explorer Pipeline Company contributed to the increase for the nine-month period ended September 30, 2018.

Other Income decreased $9 million in the nine-month period of 2018. The decrease was primarily due to the receipt of tax-related contractual make-whole payments in the first quarter of 2017, associated with the transfer of a co-venturer’s interests in Sand Hills and DCP Southern Hills Pipeline, LLC to DCP Midstream, LP.

Operating and maintenance expenses increased by $27 million, or 11 percent, in the nine-month period of 2018. The increase was primarily due to operating expenses associated with the acquisition of MSLP in 2017.

Interest and debt expense increased $4 million, or 17 percent, and $15 million, or 21 percent in the third quarter and nine-month period of 2018, respectively, primarily due to higher average debt principal balances as a result of the issuance of $650 million in aggregate principal amount of senior notes in October 2017.

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

Operating Activities
We generated $652 million in cash from operations during the first nine months of 2018, an improvement over cash from operations of $486 million for the corresponding period of 2017. The improvement was primarily driven by higher operating revenues and distributions from equity affiliates, partially offset by higher operating and maintenance expenses.

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three and nine months ended September 30, 2018, on a settlement date basis, we had issued an aggregate of 898,313 and 2,239,247 common units under our ATM programs, generating net proceeds of $47 million and $114 million, respectively. For the three months ended September 30, 2017, we did not issue any common units under our ATM program. For the nine months ended, September 30, 2017, on a settlement date basis, we had issued an aggregate of 3,323,576 common units under our ATM programs, generating net proceeds of $171 million. Since inception through September 30, 2018, we had issued an aggregate of 5,958,115 common units under our ATM programs, generating net proceeds of $306 million, after broker commissions of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
At September 30, 2018, and December 31, 2017, we had no borrowings outstanding under our $750 million revolving credit facility.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests, preferred units representing limited partner interests, and debt securities.

Off-Balance Sheet Arrangements
Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO) are parties to a $2.5 billion project financing transaction entered into in August 2016. In July 2017, as owners of Dakota Access and ETCO, Phillips 66 and its co-venturers each issued a guarantee intended to cover their pro rata shares of interest expense for rolling six-month periods after the calculation date.  In October 2017, as part of the Bakken Pipeline/MSLP Acquisition, Phillips 66 Partners substituted its guarantee for that of Phillips 66.  Each co-venturer’s guarantee has a maximum guarantee amount which changes over time. Our maximum exposure under the guarantee amounted to $17 million at September 30, 2018.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Nine Months Ended September 30
	2018	2017

Capital expenditures and investments attributable to the Partnership
Expansion	$399	194
Maintenance	46	31
Total	445	225
Capital expenditures and investments attributable to Predecessors*	—	81
Total capital expenditures and investments*	$445	306
*Prior-period financial information has been retrospectively adjusted for acquisitions of businesses under common control.

Our capital expenditures and investments for the first nine months of 2018 were $445 million, primarily associated with the following activities:

•	Contributions to Bayou Bridge to continue progress on its pipeline segment from Lake Charles, Louisiana, to St. James, Louisiana.

•	Contributions to Sand Hills to increase capacity on its NGL pipeline system.

•	Construction of a new isomerization unit at the Phillips 66 Lake Charles Refinery.

•
Contributions to Gray Oak to begin construction of the pipeline to transport crude oil from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Freeport markets on the Texas Gulf Coast.

•	Increasing storage capacity at Clemens Caverns.

•	Contributions to South Texas Gateway Terminal to begin construction on the marine terminal that will connect to the Gray Oak Pipeline in Corpus Christi, Texas.

•	Spending associated with reliability and maintenance projects at MSLP.

•	Various upgrades and replacement of assets.

In April 2018, the Board of Directors of our General Partner approved an increase in our capital expenditures and investments budget for the year ending December 31, 2018, from $595 million to $750 million. We expect our 2019 capital budget to be approximately $1.2 billion, as we continue to execute our organic growth plans.

We are constructing the Gray Oak Pipeline, which will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in Corpus Christi and Freeport markets on the Texas Gulf Coast, including the Phillips 66 Sweeny Refinery. The planned capacity of the pipeline has been expanded to 900,000 barrels per day (BPD). The pipeline is expected to be in service by the end of 2019, with total cost of approximately $2.2 billion on a 100 percent basis. We currently have a 75 percent ownership interest in the pipeline project, and third parties have options to acquire up to a 32.75 percent interest by year end. If all options are exercised, we would own 42.25 percent.

In Corpus Christi, Texas, the Gray Oak Pipeline will connect to the new South Texas Gateway Terminal under development by Buckeye Partners, L.P. The marine terminal will have an initial storage capacity of 3.4 million barrels and is expected to begin operations by the end of 2019. We own a 25 percent interest in the terminal.

Cash Distributions
On October 17, 2018, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.792 per common unit payable on November 13, 2018, to unitholders of record as of October 31, 2018. The Board also approved the quarterly distribution to our preferred unitholders, to be paid in cash on November 13, 2018, to preferred unitholders of record as of October 31, 2018.  Total cash distributions to be paid on November 13, 2018, to all unitholders and our General Partner (including its incentive distribution rights (IDRs)) will be $169 million.

Cash distributions are made to our General Partner in respect of its general partner interest and its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on October 17, 2018, our General Partner will receive 38 percent of the third-quarter 2018 cash distribution, excluding preferred unit distributions, in respect of its general partner interest and its ownership of all IDRs.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit. Preferred unitholders received $10 million of distributions in the third quarter of 2018 that were attributable to the second quarter of 2018.

Debt Repayment
During the three months ended September 30, 2018, we repaid a tranche of tax-exempt bonds with a principal amount of $25 million upon maturity.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2018, and December 31, 2017, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Paradis Pipeline Station Incident
On February 9, 2017, a fire occurred at the Paradis Pipeline Station on the River Parish NGL System. There was one Phillips 66 employee fatality and three contractors were injured. The three contractors filed lawsuits, which we are in the process of defending. All regulatory agency investigations have been completed, except one outstanding item with the Louisiana Department of Environmental Quality. We do not currently expect claims related to this incident, individually or in the aggregate, to have a material impact on our results of operations.

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

NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months.  Leases will continue to be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement.  Similarly, lessors will be required to classify leases as sales-type, financing or operating, with classification affecting the pattern of income recognition in the income statement.  Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract.  Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We plan to adopt ASU No. 2016-02 by recognizing a cumulative-effect adjustment to the opening balance of retained earnings as of our adoption date of January 1, 2019. We are currently evaluating the provisions of ASU No. 2016-02 and assessing its impact on our consolidated financial statements. As part of our assessment to-date, we have formed an implementation team, selected a software package, and completed software design and configuration within a test environment. Furthermore, we continue to load our lease population into the software and test the software configuration, lease data and system reports.  We expect the adoption of ASU No. 2016-02 will materially gross up our consolidated balance sheet with the recognition of the ROU assets and operating lease liabilities.  The impact to our consolidated statements of income and cash flows is not expected to be material.  The new standard will also require additional disclosures for financing and operating leases.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2018, did not differ materially from that disclosed under Item 7A of our 2017 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2018, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

This section identifies reportable legal proceedings attributable to the ownership or operation of our assets, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There are no new matters to report. In addition, there were no such matters previously reported in our 2017 Annual Report on Form 10-K and the one matter first reported in our Quarterly Report on Form 10-Q for the quarterly period ended March 31, 2018, has been resolved and was reported as such in the Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018.

Item 1A.  RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2017 Annual Report on Form 10-K.

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

Date: October 26, 2018