Form 10-K
period 2018-12-31
PHILLIPS 66 PARTNERS LP
filed 2019-02-22
CIK 1572910

2018

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
[X]	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2018
OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number: 001-36011
Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
[X] Yes [ ] No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
[X] Yes [ ] No
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X]
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 29, 2018, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $51.06, was $2,756 million. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our General Partner, and Phillips 66 and its subsidiaries.
The registrant had 124,104,055 common units outstanding as of January 31, 2019.
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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP, headquartered in Houston, Texas, is a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 26, 2013, we completed our initial public offering, and our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100 percent interest in our General Partner to its wholly owned subsidiary, Phillips 66 Project Development Inc. (Phillips 66 PDI). As of December 31, 2018, Phillips 66, through Phillips 66 PDI, owned 68,760,137 common units, representing a 54 percent limited partner interest, as well as a 100 percent interest in our General Partner, which owned 2,480,051 general partner units, representing a 2 percent general partner interest. The public owned 55,343,918 common units, representing a 44 percent limited partner interest, and owned 13,819,791 perpetual convertible preferred units.

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

We have entered into long-term, fee-based commercial agreements with Phillips 66 to provide transportation, terminaling, storage, stevedoring, fractionation, processing, and rail terminal services. Under these agreements, Phillips 66 commits to provide us with minimum transportation, throughput or storage volumes, or minimum monthly service fees. If Phillips 66 does not meet its minimum volume commitments, Phillips 66 pays us deficiency payments based on the calculations described in the agreements. We believe these agreements promote stable and predictable cash flows, and they are the source of a substantial portion of our revenue. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 21—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of all related party agreements.

Our operations are all conducted in the United States and comprise one reportable segment. See Item 8. Financial Statements and Supplementary Data, for financial information on our operations and assets.

2018 DEVELOPMENTS

We are constructing the Gray Oak Pipeline system, which will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in Corpus Christi and Freeport markets on the Texas Gulf Coast, including the Phillips 66 Sweeny Refinery. Supported by customer commitments, capacity of the pipeline will be 900,000 barrels per day (BPD). At December 31, 2018, we had an effective ownership interest in the pipeline system of 48.75 percent. In February 2019, another party exercised its option to acquire an interest in the pipeline system that reduced our effective ownership interest to 42.25 percent. The Gray Oak Pipeline system is anticipated to be in service by the end of 2019.

In Corpus Christi, the Gray Oak Pipeline will connect to multiple terminals, including the new South Texas Gateway Terminal under development by a co-venturer. The marine terminal is planned to have two deepwater docks and storage capacity of 6.5 to 7 million barrels. It is expected to begin operations by mid-2020. We own a 25 percent interest in the terminal.

We are constructing a 25,000-BPD isomerization unit at the Phillips 66 Lake Charles Refinery to increase production of higher-octane gasoline blend components. The project includes a long-term agreement with Phillips 66 for processing services with a minimum volume commitment. Completion is expected in the third quarter of 2019.

The Bayou Bridge Pipeline operates from Nederland, Texas, to Lake Charles, Louisiana. An extension of the pipeline from Lake Charles to St. James, Louisiana, is expected to be in service in March 2019. We own a 40 percent interest in the joint venture.

The Sand Hills Pipeline expansion was completed in the fourth quarter of 2018, increasing the capacity to 485,000 BPD. The pipeline transports natural gas liquids (NGL) from the Permian Basin and Eagle Ford to the Texas Gulf Coast. We own a 33.34 percent interest in the joint venture.

In connection with Phillips 66’s project to add NGL fractionation capacity at the Sweeny Hub, we are increasing storage capacity at Clemens Caverns from 9 million barrels to 15 million barrels. The caverns project is expected to be completed in late 2020.

We are expanding the Sweeny to Pasadena Pipeline by 80,000 BPD. In addition, product storage capacity will be increased by 300,000 barrels at the Pasadena Terminal and new connectivity will be added to third-party terminals. The project is expected to be completed in the second quarter of 2020.

We are constructing a new pipeline that will connect storage in Lake Charles, Louisiana, to our Clifton Ridge Marine Terminal. This connection is expected to enable additional product exports of up to 50,000 BPD from the Phillips 66 Lake Charles Refinery. The project is backed by a long-term agreement with Phillips 66 that includes a minimum volume commitment. The pipeline is expected to be completed in the second quarter of 2019.

SUMMARY OF ASSETS AND OPERATIONS
Pipeline Assets

The following table presents certain information regarding our pipeline assets as of December 31, 2018. Each system listed below has an associated commercial agreement with Phillips 66.

System Name	State of Origination/Terminus	Commodity Handled	Interest	Length (Miles)	Gross Capacity (MBD)	Associated Phillips 66 Refinery
Billings Crude System
Glacier	Montana	Crude Oil	79%	623	126	Billings
Billings Products System
Seminoe	Montana/Wyoming	Refined Petroleum Products	100	342	33	Billings
Borger Crude System
Line O	Oklahoma/Texas	Crude Oil	100	276	37	Borger
New Mexico Crude	New Mexico/Texas	Crude Oil	100	129	106	Borger
West Texas Crude	Texas	Crude Oil	100	699	156	Borger
Borger Products System
ATA Line	Texas/New Mexico	Refined Petroleum Products	50	293	34	Borger
Borger to Amarillo	Texas	Refined Petroleum Products	100	93	76	Borger
SAAL	Texas	Refined Petroleum Products	33	102	33	Borger
SAAL	Texas	Refined Petroleum Products	54	19	30	Borger
Clifton Ridge Crude System	Louisiana	Crude Oil	100	10	260	Lake Charles
Cross-Channel Connector Products System	Texas	Refined Petroleum Products	100	5	180	Sweeny
Eagle Ford Gathering System	Texas	Crude Oil	100	28	54	Sweeny
Gold Line Products System
Gold Line Pipeline	Texas/Illinois	Refined Petroleum Products	100	686	120	Borger/Ponca City
Paola Products Pipeline	Kansas	Refined Petroleum Products	100	106	96	Borger/Ponca City
Hartford Connector Products System
Hartford, Illinois to Explorer Pipeline	Illinois	Refined Petroleum Products	100	1	430	Wood River
Wood River Refinery to Hartford, Illinois	Illinois	Refined Petroleum Products	100	3	80	Wood River
Ponca Crude System
CushPo	Oklahoma	Crude Oil	100	62	130	Ponca City
North Texas Crude	Texas	Crude Oil	100	224	28	Ponca City
Oklahoma Crude	Texas/Oklahoma	Crude Oil	100	217	100	Ponca City
Ponca Products System
Brown Line	Oklahoma/Kansas	Natural Gas Liquids	100	76	26	Ponca City
Cherokee East	Oklahoma/Missouri	Refined Petroleum Products	100	287	55	Ponca City
Cherokee North	Oklahoma/Kansas	Refined Petroleum Products	100	29	57	Ponca City
Cherokee South	Oklahoma	Refined Petroleum Products	100	98	46	Ponca City
Medford	Oklahoma	Natural Gas Liquids	100	42	10	Ponca City
River Parish NGL System	Louisiana	Natural Gas Liquids	100	510	133	Alliance
Standish Pipeline	Oklahoma/Kansas	Refined Petroleum Products	100	92	72	Ponca City
Sweeny to Pasadena Products System	Texas	Refined Petroleum Products	100	120	294	Sweeny

The following table presents certain information regarding our equity investment pipeline assets as of December 31, 2018.

System Name	State of Origination/Terminus	Commodity Handled	Interest	Length (Miles)	Gross Capacity (MBD)
Bakken Pipeline	North Dakota/Texas	Crude Oil	25.00%	1,915	525
Bayou Bridge Pipeline	Texas/Louisiana	Crude Oil	40.00	49	480
Explorer Pipeline	Texas/Indiana	Refined Petroleum Products	21.94	1,830	660
Sacagawea Pipeline	North Dakota	Crude Oil	49.50	95	175
Sand Hills Pipeline	Texas	Natural Gas Liquids	33.34	1,466	485
Southern Hills Pipeline	Oklahoma/Texas	Natural Gas Liquids	33.34	941	192
STACK Pipeline	Oklahoma	Crude Oil	50.00	149	250

Terminal, Rail Rack and Storage Assets

The following table presents certain information regarding our wholly owned terminal, rail rack and storage assets as of December 31, 2018. Each asset listed below has an associated commercial agreement with Phillips 66.

Facility Name	Location	Commodity Handled	Gross Storage Capacity (MBbl)	Gross Loading Capacity (MBD)	Associated Phillips 66 Refinery
Bayway Products System
Linden	New Jersey	Refined Petroleum Products	360	121	Bayway
Tremley Point	New Jersey	Refined Petroleum Products	1,701	25	Bayway
Bayway Rail Rack	New Jersey	Crude Oil	N/A	75	Bayway
Billings Crude System
Buffalo Crude	Montana	Crude Oil	303	N/A	Billings
Billings Crude	Montana	Crude Oil	236	N/A	Billings
Cut Bank	Montana	Crude Oil	315	N/A	Billings
Billings Products System
Casper	Wyoming	Refined Petroleum Products	365	7	Billings
Sheridan	Wyoming	Refined Petroleum Products	94	15	Billings
Borger Crude System
Buxton Crude	Oklahoma	Crude Oil	400	N/A	Borger
Odessa Crude	Texas	Crude Oil	521	N/A	Borger
Borger Products System
Albuquerque Products	New Mexico	Refined Petroleum Products	274	18	Borger
Amarillo Products	Texas	Refined Petroleum Products	296	29	Borger
Lubbock Products	Texas	Refined Petroleum Products	182	17	Borger
Clemens Caverns	Texas	Natural Gas Liquids	9,000	N/A	N/A
Clifton Ridge Crude System
Clifton Ridge	Louisiana	Crude Oil	3,800	N/A	Lake Charles
Pecan Grove Storage	Louisiana	Crude Oil	177	N/A	Lake Charles
Ferndale Rail Rack	Washington	Crude Oil	N/A	30	Ferndale
Gold Line Products System
East St. Louis	Illinois	Refined Petroleum Products	2,031	78	Borger/ Ponca City
Jefferson City	Missouri	Refined Petroleum Products	103	16	Borger/ Ponca City
Kansas City	Kansas	Refined Petroleum Products	1,410	66	Borger/ Ponca City
Paola	Kansas	Refined Petroleum Products	978	N/A	Borger/ Ponca City
Wichita North	Kansas	Refined Petroleum Products	769	19	Borger/ Ponca City
Hartford Connector Products System
Hartford	Illinois	Refined Petroleum Products	1,468	25	Wood River
Medford Spheres	Oklahoma	Natural Gas Liquids	70	N/A	Ponca City
Ponca Crude System
Cushing	Oklahoma	Crude Oil	275	N/A	Ponca City
Ponca City	Oklahoma	Crude Oil	1,299	N/A	Ponca City
Wichita Falls	Texas	Crude Oil	225	N/A	Ponca City
Ponca Products System
Glenpool	Oklahoma	Refined Petroleum Products	571	19	Ponca City
Mount Vernon Products	Missouri	Refined Petroleum Products	365	46	Ponca City
Mount Vernon NGL	Missouri	Natural Gas Liquids	105	16	Ponca City
Oklahoma City Products	Oklahoma	Refined Petroleum Products	355	48	Ponca City
Ponca City Products	Oklahoma	Refined Petroleum Products	51	23	Ponca City
Ponca City NGL	Oklahoma	Natural Gas Liquids	N/A	6	Ponca City
Wichita South	Kansas	Refined Petroleum Products	272	N/A	Ponca City
River Parish NGL System	Louisiana	Natural Gas Liquids	1,500	N/A	Alliance
Sweeny to Pasadena Products System
Pasadena	Texas	Refined Petroleum Products	3,234	65	Sweeny

The following table presents certain information regarding our equity investment terminal, rail rack and storage assets as of December 31, 2018.

System Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Active Terminaling Capacity* (MBD)
Keene Terminal	North Dakota	Crude Oil	50%	503	N/A
Palermo Terminal	North Dakota	Crude Oil	70	235	100
*Active terminaling capacity represents the amount of railcar loading capacity currently available for use by our customers.

Marine Assets

The following table presents certain information regarding our wholly owned marine assets as of December 31, 2018. Each asset listed below has an associated commercial agreement with Phillips 66.

System Name	Location	Commodity Handled	Gross Loading Capacity (MBbl/h)*	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	Louisiana	Crude Oil	48	Lake Charles
Pecan Grove Barge Dock	Louisiana	Crude Oil; Lubricant Base Stocks	6	Lake Charles
Hartford Connector Products System
Hartford Barge Dock	Illinois	Dyed Diesel; Naphtha; Lubricant Base Stocks	3	Wood River
Bayway Products System
Tremley Point	New Jersey	Refined Petroleum Products	7	Bayway
*Marine capacity is in thousands of barrels per hour.

Processing Assets

The following table presents certain information regarding our other wholly owned assets as of December 31, 2018. Each asset listed below has an associated commercial agreement with Phillips 66.

Asset Name	Location	Commodity Handled	Gross Processing Capacity (MBD)
Merey Sweeny
Delayed coker unit	Texas	Crude Oil Residuals	70
Vacuum distillation unit	Texas	Crude Oil Residuals	125
Sweeny Fractionator	Texas	Natural Gas Liquids	100

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

EPAct 1992 required FERC to establish a simplified methodology to adjust non-market-based tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index (PPI) for finished goods. FERC’s indexing methodology is subject to review every five years. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. In December 2015, FERC issued a Final Order concluding its five-year review of the indexing methodology.  FERC established an index level permitting annual adjustment of an indexed ceiling by PPI for finished goods plus 1.23 percent for the five-year period commencing July 1, 2016, and ending June 30, 2021. A pipeline is not required to increase its rates up to the indexed ceiling but is permitted to do so. Rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking. FERC is seeking comment on a number of proposals, including: (1) whether FERC should deny any increase in a rate ceiling or an annual index-based rate increase if a pipeline’s revenues exceed total costs by 15 percent for the prior 2 years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5 percent above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. FERC has not taken any further action on this matter.

While common carriers often use the indexing methodology to change their rates, they may elect to support proposed rates by using other methodologies such as cost-of-service rate making, market-based rates and settlement rates. A pipeline can follow a cost-of-service approach when seeking to increase its rates above the rate ceiling (or when seeking to avoid lowering rates to the reduced rate ceiling). A common carrier can charge market-based rates if it establishes that it lacks significant market power in the affected markets. In addition, a common carrier can establish rates under settlement if agreed upon by all current shippers. We primarily use indexed rates and settlement rates for our different pipeline systems.

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

Terminal and Processing Unit Safety
Our operations are subject to regulations promulgated by the U.S. Occupational Safety and Health Administration (OSHA), DOT and comparable state and local regulations. We have identified which assets are subject to the jurisdiction of OSHA or DOT. Certain of our facilities are under the dual jurisdiction of OSHA and DOT, whereby certain portions of the facility are subject to OSHA regulation and other assets at the facility are subject to DOT regulation due to the type of asset and the configuration of the facility. Our facilities are operated in a manner consistent with industry safety practices and standards. The tanks designed for crude oil and refined petroleum product storage at our facilities are equipped with appropriate emission controls to promote safety. Our facilities have response plans, spill prevention and control plans, and other programs to respond to emergencies.

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

ENVIRONMENTAL REGULATIONS
General
Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, our compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are largely affected in a similar manner. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in their interpretation, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations, and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Further, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.

Expensed environmental costs were $4 million in 2018 and are expected to be less than $5 million in 2019 and 2020. The majority of the environmental expenses forecasted for 2019 and 2020 relate to environmental matters attributable to ownership of our assets prior to their acquisition from Phillips 66. Phillips 66 has agreed to retain responsibility for these liabilities. Accordingly, although these amounts would be expensed by us, there would be no required cash outflow from us. See the “Indemnification and Excluded Liabilities” section to follow for additional information on Phillips 66-retained liabilities. Capitalized environmental costs were $8 million in 2018 and are expected to be approximately the same in 2019 and 2020. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

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

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. For compliance years 2015 through 2019, the U.S. Environmental Protection Agency (EPA) reduced the statutory volumes of advanced and total renewable fuels using authority granted to it under the EISA. The EPA’s actions pertaining to these compliance years have been or, with respect to 2019, may soon be, legally challenged.

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

In addition, the EPA has proposed and may adopt further regulations under the FCAA addressing GHGs, some of which may directly impact Phillips 66’s domestic refinery operations, while others, such as the EPA’s Clean Power Plan (CO2 emission rules for existing fossil fuel-fired electric generating units), which remains the subject of litigation and administrative reconsideration, may indirectly affect such operations. Both types of impacts may affect our business. In October 2017, the EPA commenced rulemaking proceedings to rescind the Clean Power Plan, and in December 2017, the EPA published an Advanced Notice of Proposed Rulemaking, announcing an intent to commence a new rulemaking to replace the Clean Power Plan with an alternative framework for regulating carbon dioxide. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule as a replacement for the Clean Power Plan.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance,” and, as a result, we may be jointly and severally liable under CERCLA for all or part of the costs required to clean up certain sites where we alleged to have liability.

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

GENERAL

Major Customer
Phillips 66 accounted for 96 percent, 95 percent, and 95 percent of our total operating revenues in the years ended December 31, 2018, 2017 and 2016, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation, crude oil processing, and rail-unloading services to Phillips 66.

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

Pipeline Control Operations
Our wholly owned pipeline systems are operated from a central control room owned and operated by Phillips 66. The control center operates with a supervisory control and data acquisition system equipped with computer systems designed to continuously monitor operational data. Monitored data includes pressures, temperatures, gravities, flow rates and alarm conditions. The control center operates remote pumps, motors and valves associated with the receipt and delivery of crude oil and refined petroleum products, and provides for the remote-controlled shutdown of pump stations on the pipeline systems. A fully functional back-up operations center is also maintained and routinely operated throughout the year to ensure safe and reliable operations.

Employees
We are managed and operated by the executive officers of our General Partner with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of December 31, 2018, Phillips 66 employed approximately 600 people who provided direct support for our operations.

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

Risks Related to Our Business

Phillips 66 accounts for a substantial portion of our revenue. If Phillips 66 changes its business strategy and is unable to satisfy its obligations under our commercial agreements or significantly reduces the volumes transported through our pipelines or terminals, stored at our storage assets or processed in our processing units, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.

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

•	Investments in joint ventures decrease Phillips 66’s ability to manage risk and may adversely affect the distributions that Phillips 66 receives from the joint ventures.

•	Significant losses resulting from the hazards and risks of operations may not be fully covered by insurance and could adversely affect Phillips 66’s operations and financial results.

•	Interruptions of supply and increased costs as a result of Phillips 66’s reliance on third-party transportation of crude oil, natural gas liquids (NGL) and refined petroleum products.

•	Increased regulation of hydraulic fracturing could result in reductions or delays in domestic production of crude oil and natural gas, which could adversely impact Phillips 66’s results of operations.

•	Competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage over Phillips 66.

•	Potential losses from Phillips 66’s forward-contract and derivative transactions may have an adverse impact on its results of operations and financial condition.

•	A significant interruption, including interruptions related to disruptions in information technology systems, in one or more of Phillips 66’s facilities could adversely affect its business.

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

We may not generate sufficient distributable cash flow to sustain the payment of distributions to our unitholders at their current level.

The amount of cash we can distribute to our unitholders principally depends upon the amount of cash we generate from our operations, as well as distributions from our joint ventures, which will fluctuate from quarter to quarter based on, among other things:

•	The volume of NGL, crude oil and refined petroleum products we or our joint ventures transport and terminal, the volume of NGL we fractionate, and the volume of crude oil residuals we process.

•	The fees and rates we charge with respect to volumes that we transport, store, terminal, process and fractionate.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

•	Prevailing economic conditions, including commodity prices.

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including but not limited to the following:

•	The amount of our operating expenses and general and administrative expenses, including reimbursements to Phillips 66, which are not subject to any caps or other limits.

•	Phillips 66’s application of credit amounts under our throughput and deficiency agreements, which may be applied towards deficiency payments in future periods.

•	Phillips 66’s application of any remaining credit amounts to any volumes handled by our assets after the expiration or termination of our commercial agreements.

•	The level of maintenance capital expenditures we make.

•	Our debt service requirements and other liabilities.

•	Our ability to borrow funds and access capital markets.

•	Restrictions contained in our revolving credit facility and other debt service requirements.

Phillips 66 may suspend, reduce or terminate its obligations under our commercial agreements, which could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our commercial agreements and operational services agreement with Phillips 66 include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations if certain events occur, such as Phillips 66’s determination to suspend refining operations at one of its refineries with which any of our assets are associated, either permanently or indefinitely for a period that will continue for at least twelve months. Under our commercial agreements, Phillips 66’s minimum volume commitments cover less than 100 percent of the operating capacity of our assets. Any reduction, suspension or termination of Phillips 66’s obligations could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

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

These risks could result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage, as well as business interruptions or shutdowns of our facilities. Any such event or unplanned shutdown could have a material adverse effect on our business, financial condition and results of operations. In addition, Phillips 66’s refining operations, on which our operations are substantially dependent, are subject to similar operational hazards and risks inherent in refining crude oil. A serious accident at our facilities or at Phillips 66’s facilities could result in serious injury or death to employees or contractors working at those facilities, and could expose us to significant liability for personal injury claims and reputational risk. We have no control over the operations at Phillips 66’s refineries and their associated facilities.

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

If we are unable to make acquisitions on economically acceptable terms from Phillips 66 or third parties, our future growth beyond organic opportunities could be reduced, and any acquisitions we may make may lower, rather than increase, our cash flows and ability to make distributions to our unitholders.

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

If we are unable to make acquisitions from Phillips 66 or third parties because (1) there is a material decrease in divestitures of transportation and storage assets, (2) we are unable to identify attractive acquisition candidates or negotiate acceptable purchase contracts, (3) we are unable to obtain financing for these acquisitions on economically acceptable terms, (4) we are outbid by competitors or (5) for any other reason, our future growth and ability to increase distributions will be limited. Furthermore, even if we do consummate acquisitions that we believe will be accretive, they may in fact result in a decrease in distributable cash flow per unit as a result of incorrect assumptions in our evaluation of such acquisitions or unforeseen consequences or other external events beyond our control. Unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we consider in any possible future acquisitions before they are consummated.

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

We conduct some of our operations through joint ventures in which we share control with our joint venture participants.  Our joint venture participants may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture. Additionally, our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone.  Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any acquisitions or joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.  In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the venture to make future distributions to us.

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

Our assets and operations involve the transportation of crude oil, NGL and refined petroleum products, which are subject to increasingly stringent federal, state and local laws and regulations related to protection of the environment. These laws and regulations have raised operating costs for the crude oil, NGL and refined petroleum products industry, and compliance with such laws and regulations may cause us to incur potentially material capital expenditures.

Transportation of crude oil, NGL and refined petroleum products involves inherent risks of spills and releases from our facilities, and can subject us to various federal and state laws governing spills and releases, including reporting and remediation obligations. The costs associated with such obligations can be substantial, as can costs associated with related enforcement matters, including possible fines and penalties. Transportation of such products over water or proximate to navigable water bodies involves inherent risks and could subject us to the provisions of the OPA 90 and similar state environmental laws should a spill occur from our pipelines. We have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined petroleum products; however, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available at any given time. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or petroleum products into navigable waters. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations. Our failure to comply with these or any other environmental, safety or pipeline-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition, or results of operations. Even if we are insured or indemnified against such risks, we may be responsible for costs or penalties to the extent our insurers or indemnitors do not fulfill their obligations to us. See Items 1 and 2. Business and Properties—Environmental

Regulations and Items 1 and 2. Business and Properties—Rates and Safety Regulations—Pipeline Safety, for additional information.

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

Hydraulic fracturing is a common practice used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and presently, is primarily regulated by state agencies. However, Congress has previously considered, and may in the future consider, legislation to empower federal agencies to regulate hydraulic fracturing. Many states have already adopted laws and/or regulations that require disclosure of the chemicals used in hydraulic fracturing and are considering legal requirements that could impose more stringent permitting, disclosure and well construction requirements on oil and/or natural gas drilling activities. The EPA also has adopted regulations requiring “green completions” of hydraulically fractured wells and is moving forward with, among other things, various regulations relating to certain emission requirements for some midstream equipment. We do not believe these new regulations will have a direct effect on our operations. If new or more stringent federal, state or local legal restrictions relating to such drilling activities or to the hydraulic fracturing process are adopted in areas where producers of product we ship operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities.  The producers’ added costs or delays could reduce demand for our transportation and midstream services.

New and proposed regulations governing fuel efficiency and renewable fuels could have an indirect but material adverse effect on our business.

Increases in fuel mileage standards and the increased use of renewable fuels could decrease demand for refined petroleum products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2007, Congress passed the EISA, which, among other things, sets a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains RFS2. In August 2012, the National Highway Traffic Safety Administration enacted regulations establishing an average industry fleet fuel economy standard of 54.5 miles per gallon by 2025. RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries. RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by Phillips 66 to accommodate increased renewable fuels use. Phillips 66 may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to the replacement of refined petroleum products with renewable fuels.

Plans we may have to expand existing assets or construct new assets are subject to risks associated with societal and political pressures and other forms of opposition to the future development, transportation and use of carbon-based fuels. Such risks could adversely impact our ability to realize certain growth strategies.

Certain of our planned expenditures are based upon the assumption that societal sentiment will continue to enable, and existing regulations will remain intact to allow for, the future development, transportation and use of carbon-based fuels. A portion of our growth strategy is dependent on our ability to expand existing assets and to construct additional assets. Policy decisions relating to the production, refining, transportation and marketing of carbon-based fuels are subject to political pressures and the influence and protests of environmental and other special interest groups. For example, our growth plans include the construction or expansion of pipelines, which can involve numerous regulatory, environmental, political, and legal uncertainties, many of which are beyond our control. Our growth projects may not be completed on schedule or at the budgeted cost. In addition, our revenues may not increase immediately upon the expenditure of funds on a particular project. Delays or cost increases related to capital spending programs could negatively impact our results of operations, cash flows and our return on capital employed.

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

Although some of our facilities fall within a class that is currently not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines. We have not estimated the costs for any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of these safety regulations, which could be substantial, or any lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, should we fail to comply with the DOT or comparable state regulations, we could be subject to penalties and fines.

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

Our pipelines are common carriers and, as a consequence, we may be required to provide service to customers with credit and other performance characteristics with whom we would otherwise choose not to do business.

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

Our General Partner and its affiliates, including Phillips 66, have conflicts of interest with us, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of Phillips 66, and Phillips 66 is under no obligation to adopt a business strategy that favors us.

As of December 31, 2018, Phillips 66 owned, through Phillips 66 PDI, a 2 percent general partner interest and a 54 percent limited partner interest in us and owned and controlled our General Partner. Although our General Partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Phillips 66. Conflicts of interest may arise between Phillips 66 and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Phillips 66, over the interests of our common unitholders. These conflicts include, among others, the following:

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

Affiliates of our General Partner, including Phillips 66, DCP Midstream, LLC (DCP Midstream) and Chevron Phillips Chemical Company LLC (CPChem), may compete with us, and neither our General Partner nor its affiliates have any obligation to present business opportunities to us.

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

Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under our amended omnibus agreement, amended and restated operational services agreement and tax sharing agreement, our General Partner determines the amount of these expenses. Under the terms of the amended omnibus agreement we will be required to reimburse Phillips 66 for the provision of certain operational and administrative support services to us. Under our amended and restated operational services agreement, we will be required to reimburse Phillips 66 for the provision of certain maintenance, operating, administrative and construction services in support of our operations. Under our tax sharing agreement, we will reimburse Phillips 66 for our share of state and local income and other taxes that are incurred by Phillips 66 due to our results of operations being included in a combined or consolidated tax return filed by Phillips 66. Our General Partner and its affiliates also may provide us other services for which we will be charged fees as determined by our General Partner. The costs and expenses for which we are required to reimburse our General Partner and its affiliates are not subject to any caps or other limits. Payments to our General Partner and its affiliates will be substantial and will reduce the amount of cash we have available to distribute to unitholders.

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

The unitholders are unable initially to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3 percent of all outstanding common units and Series A preferred units (on an as-converted basis) voting as a single class is required to remove our General Partner. As of December 31, 2018, our General Partner and its affiliates owned approximately 50 percent of our total outstanding common units and Series A preferred units (on an as-converted basis) in aggregate.

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

At December 31, 2018, Phillips 66 held 68,760,137 common units. We have agreed to provide Phillips 66 with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

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

Our General Partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80 percent of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner and its affiliates owned approximately 55 percent of our common units in aggregate as of December 31, 2018. Including Series A preferred units on an as-converted basis, our General Partner would own 50 percent of our common units in aggregate at December 31, 2018.

If a unitholder is not both a citizenship eligible holder and a rate eligible holder, its common units may be subject to redemption.

In order to avoid (1) any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on assets that are subject to rate regulation by FERC or any analogous regulatory body, and (2) any substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or other authorization, in which we have an interest, we have adopted certain requirements regarding those investors who may own our common units. Citizenship eligible holders are individuals or entities whose nationality, citizenship or other related status does not create a substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or authorization, in which we have an interest, and will generally include individuals and entities who are U.S. citizens. Rate eligible holders are individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, so long as all of the entity’s owners are subject to such taxation. If a unitholder does not meet the requirements to be a citizenship eligible holder and a rate eligible holder runs the risk of having its units redeemed by us at the market price as of the date three days before the date the notice of redemption is mailed. The redemption price will be paid in cash or by delivery of a promissory note, as determined by our General Partner. In addition, a unitholder who does not meet the requirements to be a citizenship eligible holder will not be entitled to voting rights.

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

The present federal income tax treatment of publicly traded partnerships, including us, may be modified by administrative, legislative or judicial interpretation at any time. For example, from time to time, members of Congress propose and consider substantive changes to the existing federal income tax laws that affect publicly traded partnerships. Any modification to the federal income tax laws and interpretations thereof may or may not be retroactively applied and could make it more difficult or impossible to meet the exception for us to be treated as a partnership for federal income tax purposes. We are unable to predict whether any such changes will ultimately be enacted. However, it is possible that a change in law could affect us, and any such changes could negatively impact the value of an investment in our common units.

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

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any reportable litigation or governmental or other proceeding, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, that we believe will have a material adverse impact on our consolidated financial position.  In addition, as discussed in Note 14—Contingencies, in the Notes to Consolidated Financial Statements, under our amended omnibus agreement, and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 indemnifies us or assumes responsibility for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. At January 31, 2019, there were 12 unitholders of record of our common units. In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.

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

General Partner Interest and Incentive Distribution Rights. Our General Partner is entitled to 2 percent of all quarterly distributions that we make, other than with respect to any distributions we make on our preferred units as defined above. This general partner interest was represented by 2,480,051 general partner units at December 31, 2018. Our General Partner has the right, but not the obligation, to contribute a proportionate amount of capital to us to maintain its current general partner interest. The general partner’s 2 percent interest in distributions will be reduced if we issue additional units in the future and our General Partner does not contribute a proportionate amount of capital to us to maintain its 2 percent general partner interest.

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

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for each of the five years in the period ended December 31, 2018. To ensure full understanding, the selected financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

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

See Note 4—Acquisitions and Note 5—Equity Investments, in the Notes to Consolidated Financial Statements, for information on our acquisitions, including those that were common control transactions, that affect the comparability of the information below.

	Millions of Dollars Except Per Unit Amounts
	2018	2017	2016	2015	2014

Statement of income data:
Operating revenues—related parties	$1,012	894	727	582	531
Operating revenues—third parties	33	40	31	30	24
Equity in earnings of affiliates	439	223	114	77	—
Net income	796	524	408	306	245
Net income attributable to the Partnership	796	461	301	194	116
Limited partners’ interest in net income attributable to the Partnership	519	292	209	153	108
Net income attributable to the Partnership per limited partner unit
Common units—basic	4.22	2.60	2.20	2.02	1.48
Common units—diluted	4.00	2.59	2.20	2.02	1.48
Subordinated units—Phillips 66—basic and diluted	—	—	—	1.24	1.45
Cash distributions paid per limited partner unit	2.9360	2.4050	1.9750	1.5380	1.1176

Balance sheet data:
Total assets	5,819	5,334	4,109	3,662	2,034
Long-term debt	2,998	2,920	2,396	1,091	18
Notes payable—related parties	—	—	—	964	764

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Executive Overview
Net income attributable to the Partnership was $796 million in 2018. We generated cash from operations of $892 million and raised net proceeds of $228 million through debt and equity financings. This cash was primarily used to fund capital expenditures and make quarterly cash distributions to our unitholders and General Partner. As of December 31, 2018, we had cash and cash equivalents of $1 million, total debt of $3,048 million, and unused capacity under our revolving credit facility of $625 million.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance, including: (1) volumes handled; (2) operating and maintenance expenses; (3) net income (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA); (4) adjusted EBITDA; and (5) distributable cash flow.

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

Our operating and maintenance expenses are also affected by volumetric gains/losses resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any NGL, crude oil, or refined petroleum product volumetric gains and losses are determined by reference to the monthly average reference price for the applicable commodity. Any gains/losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) plus net interest expense, income taxes, depreciation and amortization attributable to both the Partnership and our Predecessors.

Adjusted EBITDA is the EBITDA attributable to the Partnership after deducting the EBITDA attributable to our Predecessors, further adjusted for:

•	The proportional share of equity affiliates’ net interest expense, income taxes and depreciation and amortization.

•	Transaction costs associated with acquisitions.

•	Certain other noncash items, including expenses indemnified by Phillips 66.
Distributable cash flow is defined as adjusted EBITDA less (i) equity affiliate distributions less than proportional EBITDA, (ii) maintenance capital expenditures, (iii) net interest expense, (iv) income taxes paid and (v) preferred unit distributions, plus adjustments for deferred revenue impacts.

EBITDA, adjusted EBITDA, and distributable cash flow are not presentations made in accordance with generally accepted accounting principles in the United States (GAAP). EBITDA, adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management believes external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

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

Our throughput volumes primarily depend on the volume of crude oil processed and refined petroleum products produced at Phillips 66’s owned or operated refineries with which our assets are integrated. These volumes are primarily dependent on Phillips 66’s refining margins and maintenance schedules. Refining margins depend on the price of crude oil or other feedstocks and the price of refined petroleum products. These prices are affected by numerous factors beyond our or Phillips 66’s control, including the domestic and global supply of and demand for crude oil and refined petroleum products. Throughput volumes of our equity affiliates primarily depend on upstream drilling activities, refinery performance and product supply and demand.

While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 during the respective terms of those agreements, our ability to execute our growth strategy will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and the general demand for midstream services, including NGL transportation and fractionation.

RESULTS OF OPERATIONS

	Millions of Dollars
Years Ended December 31	2018	2017	2016
Revenues and Other Income
Operating revenues—related parties	$1,012	894	727
Operating revenues—third parties	33	40	31
Equity in earnings of affiliates	439	223	114
Other income	2	12	1
Total revenues and other income	1,486	1,169	873

Costs and Expenses
Operating and maintenance expenses	354	321	216
Depreciation	117	116	96
General and administrative expenses	64	69	65
Taxes other than income taxes	35	33	33
Interest and debt expense	115	101	52
Other expenses	1	1	1
Total costs and expenses	686	641	463
Income before income taxes	800	528	410
Income tax expense	4	4	2
Net income	796	524	408
Less: Net income attributable to Predecessors	—	63	107
Net income attributable to the Partnership	796	461	301
Less: Preferred unitholders’ interest in net income attributable to the Partnership	37	9	—
Less: General partner’s interest in net income attributable to the Partnership	240	160	92
Limited partners’ interest in net income attributable to the Partnership	$519	292	209

Net cash provided by operating activities	$892	724	492

Adjusted EBITDA	$1,137	754	471

Distributable cash flow	$854	572	380

	Year Ended December 31
	2018	2017	2016
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$454	424	408
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	1,016	916	940
Refined petroleum products and NGL	929	950	881
Total	1,945	1,866	1,821

Average pipeline revenue per barrel (dollars)	$0.64	0.62	0.61

Terminals
Terminal revenues (millions of dollars)	$157	152	160
Terminal throughput (thousands of barrels daily)
Crude oil(2)	462	421	428
Refined petroleum products	780	767	755
Total	1,242	1,188	1,183

Average terminaling revenue per barrel (dollars)	$0.34	0.35	0.37

Storage, processing and other revenues (millions of dollars)	$434	358	190
Total operating revenues (millions of dollars)	$1,045	934	758

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	652	472	293
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

	Millions of Dollars
	Year Ended December 31
	2018	2017	2016
Reconciliation to Net Income Attributable to the Partnership
Net income attributable to the Partnership	$796	461	301
Plus:
Net income attributable to Predecessors	—	63	107
Net income	796	524	408
Plus:
Depreciation	117	116	96
Net interest expense	114	99	52
Income tax expense	4	4	2
EBITDA	1,031	743	558
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	101	66	45
Expenses indemnified or prefunded by Phillips 66	1	8	6
Transaction costs associated with acquisitions	4	4	4
Less:
EBITDA attributable to Predecessors	—	67	142
Adjusted EBITDA	1,137	754	471
Plus:
Deferred revenue impacts* †	(6)	6	11
Less:
Equity affiliate distributions less than proportional EBITDA	64	29	28
Maintenance capital expenditures†	62	50	22
Net interest expense	114	100	52
Preferred unit distributions	37	9	—
Distributable cash flow	$854	572	380
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Year Ended December 31
	2018	2017	2016
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$892	724	492
Plus:
Net interest expense	114	99	52
Income tax expense	4	4	2
Changes in working capital	(20)	(30)	28
Undistributed equity earnings	5	1	(1)
Deferred revenues and other liabilities	42	(43)	(9)
Other	(6)	(12)	(6)
EBITDA	1,031	743	558
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation	101	66	45
Expenses indemnified or prefunded by Phillips 66	1	8	6
Transaction costs associated with acquisitions	4	4	4
Less:
EBITDA attributable to Predecessors	—	67	142
Adjusted EBITDA	1,137	754	471
Plus:
Deferred revenue impacts* †	(6)	6	11
Less:
Equity affiliate distributions less than proportional EBITDA	64	29	28
Maintenance capital expenditures†	62	50	22
Net interest expense	114	100	52
Preferred unit distributions	37	9	—
Distributable cash flow	$854	572	380
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

2018 vs. 2017

Operating revenues increased $111 million, or 12 percent, in 2018. The increase was primarily due to higher processing revenues at Merey Sweeny LLC, successor to Merey Sweeny, L.P. (both referred to herein as Merey Sweeny), and improved pipeline volumes and rates.

Equity in earnings of affiliates increased $216 million, or 97 percent, in 2018, mainly resulting from a full year of earnings from Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline, and higher earnings from DCP Sand Hills Pipeline, LLC (Sand Hills), Explorer Pipeline Company (Explorer), and Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal), primarily due to improved volumes.

Other income decreased $10 million in 2018. The decrease was primarily due to the receipt of tax-related contractual make-whole payments in 2017 associated with the transfer of a co-venturer’s interests in Sand Hills and DCP Southern Hills Pipeline, LLC (Southern Hills) to DCP Midstream, LP.

Operating and maintenance expenses increased $33 million, or 10 percent, in 2018. The increase was primarily due to higher operating expenses at Merey Sweeny and maintenance expenses for the Ponca Products System.

Interest and debt expense increased $14 million, or 14 percent, in 2018, due to higher average debt principal balances as a result of the issuance of $650 million of senior notes in October 2017. See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

2017 vs. 2016

Operating revenues increased $176 million, or 23 percent, in 2017. The increase was primarily related to the acquisition of Merey Sweeny in 2017. In addition, the increase in revenues was due to higher volumes due to a full year of operations at the River Parish NGL System acquired in November 2016, and additional storage capacity coming online at Clemens Caverns.

Equity in earnings of affiliates increased $109 million, or 96 percent, in 2017, mainly resulting from the Bakken Pipeline acquisition in 2017. In addition, the increase was due to higher earnings from Sand Hills, Phillips 66 Partners Terminal, and a full year of earnings from Bayou Bridge Pipeline, LLC (Bayou Bridge).

Other income increased $11 million in 2017. The increase was primarily due to the receipt of tax-related contractual make-whole payments associated with the transfer of a co-venturer’s interest in Sand Hills and Southern Hills to DCP Midstream, LP.

Operating and maintenance expenses increased $105 million, or 49 percent, in 2017. The increase was primarily due to additional operating expenses associated with the acquisition of Merey Sweeny in 2017 and the River Parish NGL System acquired in November 2016.

Depreciation increased $20 million, or 21 percent, in 2017, mainly attributable to the Merey Sweeny acquisition in 2017 and the River Parish NGL System acquired in November 2016. Additionally, the increase was due to additional storage capacity coming online at Clemens Caverns and accelerated depreciation for assets taken out of service.

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

Operating Activities
During 2018, we generated $892 million in cash from operations, a 23 percent improvement over cash from operations of $724 million in 2017. The improvement was primarily driven by higher operating revenues and distributions from equity affiliates, partially offset by decreased deferred revenue and increased operating and maintenance expenses in 2018.

During 2017, cash provided by operating activities was $724 million, a 47 percent improvement over cash from operations of $492 million in 2016. The improvement was mainly driven by distributions from the Bakken Pipeline in the second half of 2017, reflecting commencement of commercial operations in June 2017, earnings from Merey Sweeny and working capital impacts.

Common Units
In October 2017, we completed a private placement of 6,304,204 common units representing limited partner interests at a price of $47.59 per common unit, for total proceeds of $295 million, net of underwriting discounts and commissions. The net proceeds were used in part to fund the cash portion of the Bakken Pipeline/Merey Sweeny Acquisition. See Note 4—Acquisitions, in the Notes to Consolidated Financial Statements, for additional information.

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

Preferred Units
In October 2017, we completed the private placement of 13,819,791 perpetual convertible preferred units (preferred units) representing limited partner interests at a price of $54.27 per preferred unit. We received proceeds of $737 million from the offering, net of offering and transaction expenses. The net proceeds were used in part to fund the cash portion of the Bakken Pipeline/Merey Sweeny Acquisition.

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

ATM Program
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the year ended December 31, 2018, on a settlement date basis, we had issued an aggregate of 2,532,096 common units under our ATM programs, generating net proceeds of $128 million. During the year ended December 31, 2017, on a settlement-date basis, we issued an aggregate of 3,372,716 common units under our ATM Program, generating net proceeds of $173 million. Since inception through December 31, 2018, we had issued an aggregate of 6,250,964 common units under our ATM programs, generating net proceeds of $320 million, after broker commissions of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Issuances of common units under our ATM programs can reduce our General Partner’s interest below 2 percent. We expect the General Partner’s interest to be periodically restored to 2 percent in connection with dropdown transactions or through direct equity contributions. However, these future contributions from our General Partner cannot be assured. At December 31, 2018, our General Partner’s interest was slightly less than 2 percent.

Revolving Credit Facility
At December 31, 2018, we had borrowings of $125 million outstanding under our $750 million revolving credit facility established by our Credit Agreement dated June 7, 2013, as amended (the Credit Agreement). We have the option to increase the overall capacity of the Credit Agreement by up to an additional $250 million to a total of $1 billion, subject to, among other things, the consent of the existing lenders whose commitments will be increased or any additional lenders providing such additional capacity. We also have the option to extend the Credit Agreement for two additional one-year terms after its October 3, 2021, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

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

Tax-Exempt Bonds
In connection with the Bakken Pipeline/Merey Sweeny Acquisition, we assumed four $25 million tranches of tax-exempt bonds issued by the Brazos River Harbor Navigation District. We repaid one tranche in 2018, with another maturing in 2020 and two in 2021.

The tranches accrue interest monthly based on a daily rate derived by the remarketing agent for the bonds. The interest rates are designed to represent the lowest rate acceptable by the tax-exempt, variable-rate bond market and approximate the tax-exempt bonds trading at par.

Senior Bonds
In May 2017 and prior to their maturity, we repaid Merey Sweeny senior bonds assumed in the Bakken Pipeline/Merey Sweeny Acquisition with a carrying value of $136 million on the repayment date, which resulted in an immaterial gain.

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

Because the Initial Note, Subsequent Notes and Merey Sweeny tax-exempt bonds and senior bonds were held by entities we acquired in common control transactions, prior period debt balances were retrospectively presented as if we had held the notes and bonds since their inception in January 2014 in the case of the notes, and February 2017 in the case of the bonds.

2017 Senior Notes
In October 2017, we closed on a notes offering (2017 Notes Offering) of $650 million aggregate principal amount of unsecured senior notes consisting of:

•	$500 million of 3.750% Senior Notes due March 1, 2028.

•	An additional $150 million of our 4.680% Senior Notes due February 15, 2045.

Interest on the Senior Notes due 2028 is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2018. The Senior Notes due 2045 are an additional issuance of our Senior Notes due 2045, and interest is payable semiannually in arrears on February 15 and August 15 of each year. Total proceeds received from the 2017 Notes Offering were $643 million, net of underwriting discounts. We utilized the net proceeds to repay the remaining balances on the promissory notes and term loan assumed in the Bakken Pipeline/Merey Sweeny Acquisition and for general partnership purposes.

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

Off-Balance Sheet Arrangements
Dakota Access and ETCO are parties to a $2.5 billion project financing transaction entered into in August 2016 to fund the construction of the Bakken Pipeline. In July 2017, as an owner of Dakota Access and ETCO, Phillips 66 and its co-venturers each issued a guarantee intended to cover their pro rata shares of interest expense for rolling six-month periods after the calculation date.  In October 2017, as part of the Bakken Pipeline/Merey Sweeny Acquisition, Phillips 66 Partners substituted its guarantee for that of Phillips 66.  Each co-venturer’s guarantee has a maximum guarantee amount which changes over time. Our maximum exposure under the guarantee amounted to $17 million as of December 31, 2018.

We guaranteed the payment of our portion of certain purchase obligations of Gray Oak Pipeline, LLC (Gray Oak). At December 31, 2018, our maximum potential amount of future payments to third parties under the guarantee was estimated to be $85 million. Payment would be required if Gray Oak defaults on these obligations.

Capital Requirements

Acquisitions
During 2017 and 2016, we completed several major acquisitions, including:

•	The October 2017 Bakken Pipeline/Merey Sweeny Acquisition, consisting of a 25 percent interest in the Bakken Pipeline and a 100 percent interest in Merey Sweeny.

•	The October 2016 Eagle Acquisition, consisting of various Phillips 66 pipeline and terminal assets.

•	The May 2016 Subsequent Fractionator Acquisition, consisting of the remaining 75 percent interest in Phillips 66 Sweeny Frac LLC (Sweeny Frac LLC) and 100 percent of the Standish Pipeline.

•	The March 2016 Initial Fractionator Acquisition, consisting of a 25 percent controlling interest in Sweeny Frac LLC.

See Note 4—Acquisitions, Note 5—Equity Investments and Note 19—Cash Flow Information, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions, including consideration paid and the cash and noncash elements of the transactions.

Capital Expenditures and Investments
Our operations are capital intensive and require investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational requirements of our wholly owned and joint venture entities. Our capital requirements consist of maintenance and expansion capital expenditures, as well as contributions to our joint ventures. Maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or to maintain existing system volumes and related cash flows. In contrast, expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes.

Our capital expenditures and investments for the years ended December 31, 2018, 2017 and 2016 were:

	Millions of Dollars
	2018	2017	2016

Capital expenditures and investments attributable to Partnership
Expansion	$710	300	439
Maintenance	66	52	22
Total	776	352	461
Capital expenditures attributable to Predecessors	—	82	96
Total capital expenditures and investments	$776	434	557

Capital expenditures attributable to Predecessors for the three-year period ended December 31, 2018, primarily reflected construction of the Sweeny Fractionator and Clemens Caverns, as well as contributions to Dakota Access and ETCO to fund construction, completion and startup of the Bakken Pipeline.

Our capital expenditures and investments attributable to the Partnership for the three-year period ended December 31, 2018, included:

•
Development of Gray Oak Pipeline system, which will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Sweeny/Freeport markets on the Texas Gulf Coast.

•
Contributions to Bayou Bridge for the construction of a pipeline from Nederland, Texas, to Lake Charles, Louisiana, and to continue progress on its pipeline segment from Lake Charles to St. James, Louisiana.

•
Acquisition of certain southeast Louisiana NGL logistics assets comprising approximately 500 miles of pipelines and a storage cavern connecting multiple fractionation facilities, refineries and a petrochemical facility.

•	Contributions to Sand Hills to increase capacity on its NGL system.

•	Construction activities related to a new isomerization unit at the Phillips 66 Lake Charles Refinery.

•	Acquisition of our 50-percent interest in STACK joint venture and contributions for subsequent pipeline expansion activities.

•	Contributions to Dakota Access and ETCO for post-construction spending related to Bakken Pipeline.

•	Construction activities related to the Palermo Rail Terminal, Sacagawea Crude Pipeline, the New Town injection point, Keene CDP Terminal and Sacagawea Gas Pipeline.

•	Construction activities related to increasing storage capacity at Clemens Caverns.

•	Spending associated with other return, reliability and maintenance projects in our Transportation and NGL business.

2019 Budget
Our approved 2019 capital budget is $1.2 billion. After the budget was approved, we decided to pursue project-level financing for a portion of the Gray Oak Pipeline system construction costs and finalized the terms of a Gray Oak co-venturer’s entry into the joint venture. As a result, we expect our 2019 capital spending will be $904 million, and $303 million of that amount will be funded by the co-venturer’s noncontrolling interest. Of the remaining $601 million, $523 million is targeted at expansion projects, including increasing storage capacity at Clemens Caverns, the isomerization unit at the Phillips 66 Lake Charles Refinery, the South Texas Gateway Terminal, the Sweeny to Pasadena Pipeline and the Gray Oak Pipeline. Our estimated maintenance capital spending of $78 million will primarily be funded with cash from operations, while the expansion capital spending will be funded with a combination of proceeds from debt financings, cash from operations and our ATM program.

Cash Distributions
On January 22, 2019, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.835 per common unit which, combined with distributions to our General Partner, and excluding distributions to holders of our preferred units, resulted in a total distribution of $171 million attributable to the fourth quarter of 2018. This distribution was paid February 13, 2019, to unitholders of record as of February 1, 2019.

Cash distributions are made to our General Partner in respect of its 2 percent general partner interest and its ownership of all incentive distribution rights (IDRs), which entitles our General Partner to receive increasing percentages, up to 50 percent, of quarterly cash distributions in excess of $0.244375 per common unit. Accordingly, based on the per-unit distribution declared on January 22, 2019, our General Partner received 39 percent of the total fourth-quarter 2018 cash distribution, excluding preferred unit distributions, in respect of its general partner interest and its ownership of all IDRs.

The following table summarizes our quarterly cash distributions for 2018 and 2017 to our common unitholders and our General Partner:

Quarter Ended	Quarterly Cash Distribution Per Common Unit* (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
December 31, 2018	$0.835	$171	February 13, 2019
September 30, 2018	0.792	160	November 13, 2018
June 30, 2018	0.752	148	August 13, 2018
March 31, 2018	0.714	139	April 30, 2018
December 31, 2017	0.678	129	February 13, 2018
September 30, 2017	0.646	121	November 13, 2017
June 30, 2017	0.615	104	August 11, 2017
March 31, 2017	0.586	95	May 12, 2017
*Cash distributions declared attributable to the indicated periods.

The holders of the preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit commencing for the quarter ended December 31, 2017, with a prorated amount from the date of issuance. Preferred unitholders received $9 million of distributions attributable to the fourth quarter of 2018.

Contractual Obligations
The following table summarizes our aggregate contractual obligations as of December 31, 2018:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$3,075	50	450	—	2,575
Interest on debt	1,868	116	218	212	1,322
Operating lease obligations	106	3	6	6	91
Purchase obligations (b)	208	182	14	5	7
Other long-term liabilities:
Asset retirement obligations	11	—	—	—	11
Accrued environmental costs	2	1	—	—	1
Total	$5,270	352	688	223	4,007

(a)	See Note 11—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Our preferred units are contractually entitled to receive cumulative quarterly distributions. As of December 31, 2018, distributions to our preferred unitholders are $38 million on an annual basis. However, subject to certain conditions, we or the holders of the preferred units may convert the preferred units into common units at certain anniversary dates after the issuance date. Due to the uncertain timing of any potential conversion, distributions related to the preferred units were not included in the contractual obligations table above.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2018 and 2017, we did not have any material accrued contingent liabilities associated with litigation matters.

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

As with all costs, if these expenditures are not ultimately recovered in the tariffs and other fees we receive for our services, our operating results will be adversely affected. We believe that substantially all similarly situated parties and holders of comparable assets must comply with similar environmental laws and regulations. However, the specific impact on each may vary depending on a number of factors, including, but not limited to, the age and location of its operating facilities.

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

Paradis Pipeline Station Incident
On February 9, 2017, a fire occurred at the Paradis Pipeline Station on the River Parish NGL System.  There was one Phillips 66 employee fatality and three contractors were injured.  The three contractors filed lawsuits which we have resolved. All regulatory agency investigations have been completed, except one outstanding item with the Louisiana Department of Environmental Quality. We do not currently expect claims related to this incident, individually or in the aggregate, to have a material impact on our results of operations.

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

Impairments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate the carrying value of an asset group may not be recoverable. If the sum of the undiscounted expected future pretax cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets, generally at a pipeline system, terminal, processing or fractionation system level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted using principal market participant assumptions when necessary. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future volumes, commodity prices, operating costs, margins, discount rates and capital project decisions, considering all available information at the date of review.

Investments in nonconsolidated entities accounted for under the equity method are reviewed for impairment when there is evidence of a loss in value. Such evidence of a loss in value might include our inability to recover the carrying amount, the lack of sustained earnings capacity which would justify the current investment amount, or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the length of time and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the market value of the investment. When quoted market prices are not available, the fair value is usually based on the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and a market analysis of comparable assets, if appropriate. Different assumptions could affect the timing and the amount of an impairment of an investment in any period.

Asset Retirement Obligations
Under various contracts, permits and regulations, we have legal obligations to remove tangible equipment and restore the land at the end of operations at certain operational sites. Our largest asset removal obligations involve the abandonment or removal of pipelines. We recognize the fair value of legal obligations to remove long-lived assets in the period in which the obligation arises. Estimating the timing and cost of future asset removals is difficult and involves judgment in determining the estimated asset removal obligation. Most of these removal obligations are many years, or decades, in the future and the contracts and regulations often have vague descriptions of what removal practices and criteria must be met when the removal event actually occurs. Asset removal technologies and costs, regulatory and other compliance considerations, expenditure timing, and other inputs into valuation of the obligation, including discount and inflation rates, are also subject to change.

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

Goodwill
At December 31, 2018, we had $185 million of goodwill recorded in conjunction with past business combinations. The majority of our goodwill is related to acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. Goodwill is not amortized. Instead, goodwill is subject to at least annual tests for impairment at a reporting unit level. A reporting unit is an operating segment or a component that is one level below an operating segment and they are determined primarily based on the manner in which the business is managed. We have one reporting unit with a goodwill balance.

We perform our annual goodwill impairment test using either a qualitative assessment or a quantitative assessment. As part of our qualitative assessment, we evaluate relevant events and circumstances that could affect the fair value of our reporting unit, including macroeconomic conditions, overall industry and market considerations and regulatory changes, as well as partnership-specific market metrics, performance and events. The evaluation of partnership-specific events and circumstances includes evaluating changes in our unit price and cost of capital, actual and forecasted financial performance, as well as the effect of significant asset dispositions.

If our qualitative assessment indicates it is likely the fair value of our reporting unit has declined below its carrying value (including goodwill), or if we elect not to perform a qualitative assessment, a quantitative assessment is performed. When a quantitative assessment is performed, management applies judgment in determining the estimated fair value of our reporting unit because a quoted market price for this reporting unit is not available. Management uses available information to make this fair value determination, including estimated cash flows, cost of capital, observed market earnings multiples of comparable companies and partnerships, our common unit price and associated total partnership market capitalization.

We completed our annual impairment test as of October 1, 2018, and concluded that the fair value of our reporting unit continued to exceed its respective carrying value (including goodwill) by a significant percentage. A decline in the estimated fair value of our reporting unit in the future could result in an impairment. As such, we continue to monitor for indicators of impairment until our next annual impairment test is performed.

NEW ACCOUNTING STANDARDS

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will continue to be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. Similarly, lessors will be required to classify leases as sales-type, financing or operating, with classification affecting the pattern of income recognition in the income statement. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract. The ASU also requires additional disclosures. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We will adopt ASU No. 2016-02 by recognizing a cumulative-effect adjustment to our opening consolidated balance sheet as of our January 1, 2019, adoption date. As of the adoption date, we expect to recognize ROU assets and operating lease liabilities on our consolidated balance sheet of approximately $45 million. For revenue from contracts classified as leases, we will not split the lease and service elements, but will combine and report them as lease revenue.  Any deferred revenue arising from minimum volume commitments under lease contracts will be recognized once the contractual recovery period provision has expired. The adoption of this ASU is not expected to have a material impact on our consolidated statements of income and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses. Public business entities should apply the guidance in ASU No. 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are evaluating the provisions of ASU No. 2016-13, and currently do not expect it to have a material impact on our consolidated financial statements.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we conduct our business in U.S. dollars, we are not exposed to foreign currency exchange-rate risk.

Commodity Price Risk
Since we neither take ownership of the crude oil, refined petroleum products or NGLs we transport or store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodities shipped. This loss allowance, which represented 3 percent of our total operating revenues in 2018, 2017 and 2016, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with commodity prices of the products we transport and store; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

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

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At December 31, 2018
2019	$—		$50	3.7%
2020	300	2.6%	25	1.9%
2021	—		125	3.0%
2022	—		—
2023	—		—
Thereafter	2,575	4.1%	—
Total	$2,875		$200

Fair value	$2,660		$200

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At December 31, 2017
2018	$—		$25	1.9%
2019	—		—
2020	300	2.6%	25	1.9%
2021	—		50	1.9%
2022	—		—
Thereafter	2,575	4.1%	—
Total	$2,875		$100

Fair value	$2,918		$100

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

•	Changes in tax, environmental and other laws and regulations.

•	The factors generally described in “Item 1A. Risk Factors” in this report.

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2018. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2018.

Ernst & Young LLP has issued an audit report on the Partnership’s internal control over financial reporting as of December 31, 2018, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman of the Board of Directors and Chief Executive Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Director, Vice President and Chief Financial Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

Date: February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phillips 66 Partners LP (the “Partnership”) as of December 31, 2018 and 2017, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the reports of other auditors, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2018 and 2017, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC (the “Pipelines”) and Dakota Access, LLC (“Dakota”). The Partnership accounts for its 33.34% interest in each of the Pipelines and its 25% interest in Dakota using the equity method of accounting. In the financial statements, the Partnership’s total investment in the Pipelines is stated at $807 million and $724 million as of December 31, 2018 and 2017, respectively, and the Partnership’s total equity in net income of the Pipelines is stated at $156 million, $108 million and $88 million for the years ended December 31, 2018, 2017 and 2016, respectively. In the financial statements, the Partnership’s total investment in Dakota is stated at $473 million and $485 million as of December 31, 2018 and 2017, respectively, and the Partnership’s total equity in net income of Dakota is stated at $139 million and $52 million for the years ended December 31, 2018 and 2017, respectively. The Pipelines’ and Dakota’s consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Pipelines for 2018, 2017 and 2016 and Dakota for 2018 and 2017, are based on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the management of the Partnership’s general partner, Phillips 66 Partners GP LLC. Our responsibility is to express an opinion on the Partnership’s financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Partnership in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 22, 2019

We have served as the Partnership’s auditor since 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated February 22, 2019, expressed an unqualified opinion thereon.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

To the Members of
DCP Sand Hills Pipeline, LLC
Denver, Colorado

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Sand Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers.

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
February 8, 2019

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the Members of
DCP Southern Hills Pipeline, LLC
Denver, Colorado

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Southern Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company has changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers.

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
February 8, 2019

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

Board of Managers and Members
Dakota Access, LLC

Opinion on the financial statements
We have audited the consolidated balance sheets of Dakota Access, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations, members’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the auditing standards of the PCAOB and in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015

Dallas, Texas
February 14, 2019

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2018	2017	2016
Revenues and Other Income
Operating revenues—related parties	$1,012	894	727
Operating revenues—third parties	33	40	31
Equity in earnings of affiliates	439	223	114
Other income	2	12	1
Total revenues and other income	1,486	1,169	873

Costs and Expenses
Operating and maintenance expenses	354	321	216
Depreciation	117	116	96
General and administrative expenses	64	69	65
Taxes other than income taxes	35	33	33
Interest and debt expense	115	101	52
Other expenses	1	1	1
Total costs and expenses	686	641	463
Income before income taxes	800	528	410
Income tax expense	4	4	2
Net income	796	524	408
Less: Net income attributable to Predecessors	—	63	107
Net income attributable to the Partnership	796	461	301
Less: Preferred unitholders’ interest in net income attributable to the Partnership	37	9	—
Less: General partner’s interest in net income attributable to the Partnership	240	160	92
Limited partners’ interest in net income attributable to the Partnership	$519	292	209

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$4.22	2.60	2.20
Common units—diluted	4.00	2.59	2.20

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	122,769	112,045	95,240
Common units—diluted	136,588	115,339	95,240
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2018	2017	2016
Net Income	$796	524	408
Defined benefit plans
Plans sponsored by equity affiliates, net of income taxes	—	—	1
Other comprehensive income	—	—	1
Comprehensive Income	$796	524	409
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2018	2017
Assets
Cash and cash equivalents	$1	185
Accounts receivable—related parties	90	83
Accounts receivable—third parties	5	3
Materials and supplies	13	12
Prepaid expenses and other current assets	20	9
Total current assets	129	292
Equity investments	2,448	1,932
Net properties, plants and equipment	3,052	2,918
Goodwill	185	185
Deferred rentals and other assets	5	7
Total Assets	$5,819	5,334

Liabilities
Accounts payable—related parties	$22	21
Accounts payable—third parties	88	39
Accrued property and other taxes	9	15
Accrued interest	36	34
Short-term debt	50	25
Deferred revenues	60	35
Other current liabilities	5	2
Total current liabilities	270	171
Long-term debt	2,998	2,920
Asset retirement obligations and accrued environmental costs	12	11
Deferred income taxes	7	5
Deferred revenues and other liabilities	23	66
Total Liabilities	3,310	3,173

Equity
Preferred unitholders (2018 and 2017—13,819,791)	746	746
Common unitholders—public (2018—55,343,918 units issued and outstanding; 2017—52,811,822 units issued and outstanding)	2,485	2,274
Common unitholder—Phillips 66 (2018 and 2017—68,760,137 units issued and outstanding)	592	487
General partner—Phillips 66 (2018 and 2017—2,480,051 units issued and outstanding)	(1,313)	(1,345)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,509	2,161
Total Liabilities and Equity	$5,819	5,334
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2018	2017	2016
Cash Flows From Operating Activities
Net income	$796	524	408
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	117	116	96
Undistributed equity earnings	(5)	(1)	1
Deferred revenues and other liabilities	(42)	43	9
Other	6	12	6
Working capital adjustments
Accounts receivable	(8)	(4)	(58)
Materials and supplies	—	(1)	(2)
Prepaid expenses and other current assets	(11)	(5)	(2)
Accounts payable	11	14	19
Accrued interest	2	7	4
Deferred revenues	30	21	10
Other accruals	(4)	(2)	1
Net Cash Provided by Operating Activities	892	724	492

Cash Flows From Investing Activities
Bakken Pipeline/Merey Sweeny acquisition	—	(729)	—
Eagle acquisition	—	—	(990)
Restricted cash received from combination of business	—	318	—
Collection of loan receivable	—	8	—
Cash capital expenditures and investments	(738)	(431)	(584)
Return of investment from equity affiliates	43	52	16
Net Cash Used in Investing Activities	(695)	(782)	(1,558)

Cash Flows From Financing Activities
Net contributions from (to) Phillips 66 to (from) Predecessors	—	(179)	45
Acquisition of noncontrolling interest in Sweeny Frac LLC	—	—	(656)
Issuance of debt	675	2,008	2,118
Repayment of debt	(575)	(2,152)	(1,096)
Issuance of common units	128	468	971
Issuance of preferred units	—	737	—
Debt issuance costs	—	(6)	(10)
Distributions to General Partner associated with acquisitions	—	(234)	(119)
Quarterly distributions to preferred unitholders	(37)	—	—
Quarterly distributions to common unitholders—public	(158)	(112)	(64)
Quarterly distributions to common unitholder—Phillips 66	(202)	(157)	(119)
Quarterly distributions to General Partner—Phillips 66	(216)	(139)	(76)
Other net cash contributions from Phillips 66	4	7	24
Net Cash Provided by (Used in) Financing Activities	(381)	241	1,018

Net Change in Cash, Cash Equivalents and Restricted Cash	(184)	183	(48)
Cash, cash equivalents and restricted cash at beginning of period	185	2	50
Cash, Cash Equivalents and Restricted Cash at End of Period	$1	185	2
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity					Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors	Total

December 31, 2015	$—	809	233	(650)	(2)	1,054	1,444
Net income attributable to Predecessors	—	—	—	—	—	107	107
Net contributions to Phillips 66—Predecessors	—	—	—	—	—	95	95
Issuance of common units	—	971	—	—	—	—	971
Allocation of net investment to unitholders	—	—	232	34	—	(266)	—
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(119)	—	(990)	(1,109)
Net income attributable to the Partnership	—	79	130	92	—	—	301
Other comprehensive loss	—	—	—	—	1	—	1
Quarterly cash distributions to unitholders and General Partner*	—	(64)	(119)	(76)	—	—	(259)
Other contributions from Phillips 66	—	—	—	15	—	—	15
December 31, 2016	—	1,795	476	(704)	(1)	—	1,566
Net income attributable to Predecessors	—	—	—	—	—	63	63
Net contributions from Phillips 66—Predecessors	—	—	—	—	—	666	666
Issuance of units	737	467	—	—	—	—	1,204
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(681)	—	(729)	(1,410)
Net income attributable to the Partnership	9	124	168	160	—	—	461
Quarterly cash distributions to unitholders and General Partner*	—	(112)	(157)	(139)	—	—	(408)
Other contributions from Phillips 66	—	—	—	19	—	—	19
December 31, 2017	746	2,274	487	(1,345)	(1)	—	2,161
Cumulative effect of accounting change	—	13	16	1	—	—	30
Issuance of common units	—	128	—	—	—	—	128
Net income attributable to the Partnership	37	228	291	240	—	—	796
Quarterly cash distributions to unitholders and General Partner*	(37)	(158)	(202)	(216)	—	—	(613)
Other contributions from Phillips 66	—	—	—	7	—	—	7
December 31, 2018	$746	2,485	592	(1,313)	(1)	—	2,509
*Cash distributions paid per common unit were $2.936, $2.405 and $1.975 in 2018, 2017 and 2016, respectively.
See Notes to Consolidated Financial Statements.

	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2015	—	24,138,750	58,349,042	1,683,425	84,171,217
Units issued in a public equity offering	—	18,996,152	—	—	18,996,152
Units issued associated with acquisitions	—	—	5,697,982	503,961	6,201,943
December 31, 2016	—	43,134,902	64,047,024	2,187,386	109,369,312
Units issued in a public equity offering	—	3,372,716	—	—	3,372,716
Units issued in private placement	13,819,791	6,304,204	—	—	20,123,995
Units issued associated with acquisitions	—	—	4,713,113	292,665	5,005,778
December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	2,532,096	—	—	2,532,096
December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66 and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us occurred within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including operational support services such as engineering and logistics and allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement. These allocations were based primarily on the relative carrying values of properties, plants and equipment and equity-method investments, or number of terminals and pipeline miles, and secondarily on activity-based costs. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Summary of Significant Accounting Policies

Consolidation Principles and Investments
Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies, including any variable interest entities of which we are not the primary beneficiary. Undivided interests in pipelines are consolidated on a proportionate basis.

Net Investment—Predecessors
“Net Investment—Predecessors” represents Phillips 66’s historical investment in the contributed businesses, our Predecessors’ accumulated net earnings after taxes, and the net effect of transactions with, and allocations from, Phillips 66 prior to the acquisition of the businesses from Phillips 66.

Use of Estimates
The preparation of financial statements in conformity with generally accepted accounting principles in the United States (GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

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

Revenue Recognition
Revenues are primarily recognized for pipeline transportation, terminaling, storage, processing and fractionation services generated under long-term agreements. A significant portion of our revenues are derived from Phillips 66. The majority of our agreements for transportation, terminaling, storage, processing and fractionation services with Phillips 66 are considered operating leases under GAAP. For these leases, the lease and service elements of revenue are separated with the service element recognized under the revenue standard and the lease element recognized under the lease standard. The separation of the lease and service elements is based on an analysis of service-related and lease-related costs for each contract, adjusted for representative profit margins.

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

Billings to Phillips 66 for shortfall volumes under its quarterly minimum volume commitments are recorded as “Deferred revenues” in our consolidated balance sheet, as Phillips 66 generally has the right to make up the shortfall volumes in the following four quarters. For the lease element of the contracts, the deferred revenue will be recognized at the earlier of when shortfall volumes are made up, when the make-up rights contractually expire or when we determine the system will not have the necessary capacity to enable a customer to make up the shortfall volumes. For the service element of the contracts, the deferred revenue will be recognized when the performance obligation is complete or it is probable that the shortfall volumes will not be made up.

Billings for tolling services relating to maintenance turnaround activities are billed in advance of such activities.  These billings are initially recorded as “Deferred revenues” in our consolidated balance sheet and are recognized when the maintenance turnaround activity commences.  Deferred revenue relating to maintenance turnaround operating expenses is recognized in the period the work is performed.  Deferred revenue relating to capital projects performed concurrently with a maintenance turnaround is recognized ratably over the remaining tolling services agreement once the equipment is placed into service.

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

Imbalances
We do not purchase or produce NGL, crude oil or refined petroleum product inventories. We experience imbalances as a result of variances in meter readings and in other measurement methods, and volume fluctuations within our NGL, crude oil and refined petroleum products systems due to pressure and temperature changes. Certain of our transportation contracts provide for the shipper to pay a contractual loss allowance, which is valued using quoted market prices of the applicable commodity being shipped. These contractual loss allowances, which are received from the shipper irrespective of, and independently calculated from, actual volumetric gains or losses, are recorded as revenue. Any actual volumetric gains or losses are valued using quoted market prices of the applicable commodities and are recorded as decreases or increases to operating and maintenance expenses, respectively.

Fair Value Measurements
We measure assets and liabilities requiring fair value presentation or disclosure using the price that would be received to sell an asset or paid to transfer a liability (i.e., an exit price), and disclose such amounts according to the quality of valuation inputs under the following hierarchy:

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

Nonrecurring Fair Value Measurements
We apply the fair value measurements criteria to determine the fair value of nonfinancial assets and liabilities that are measured at fair value on a nonrecurring basis, primarily asset retirement obligations and, when impaired, long-lived assets.

Properties, Plants and Equipment (PP&E)
PP&E is recorded at cost. Costs of maintenance and repairs, which are not significant improvements, are expensed when incurred. Depreciation of PP&E is determined by the individual-unit-straight-line method or the group-straight-line method (for those individual units that are highly integrated with other units).

Capitalized Interest
Interest from external borrowings is capitalized on major projects with an expected construction period of six months or longer. Capitalized interest is added to the cost of the underlying asset’s PP&E or the applicable equity investment and is amortized over the useful life of the asset.

Major Maintenance Activities
Costs for planned integrity management projects are expensed in the period incurred. These types of costs include inspection services, contractor repair services, materials and supplies, equipment rentals and labor costs.

Impairment of PP&E
PP&E used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted expected future pretax cash flows of an asset group is less than the carrying value of the asset group, including applicable liabilities, then the carrying value is written down to estimated fair value and the write down is reported as an impairment in the period in which the determination is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets—generally at the pipeline system, terminal, or processing or fractionation system level. Since there usually is a lack of quoted market prices for our long-lived assets, the fair value of potentially impaired assets is typically determined based on the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible.

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future throughputs, tariffs and fees, operating costs and capital project decisions, considering all available evidence at the date of review.

Impairment of Investments in Nonconsolidated Entities
Investments in nonconsolidated entities are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is determined based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and a market analysis of comparable assets, if appropriate.

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

Effective January 1, 2018, we adopted ASU No. 2016-01, “Financial Instruments—Overall (Subtopic 825-10): Recognition and Measurement of Financial Assets and Financial Liabilities.” The majority of this ASU’s provisions amend only the presentation or disclosures of financial instruments; however, one provision could also affect net income. Equity investments reported under the cost method or the lower of cost or fair value method of accounting, in accordance with previous GAAP, are now reported at fair value with changes in fair value recognized in net income. For equity investments that do not have readily determinable fair values, we elected to carry such investments at cost less impairments, if any, adjusted up or down for price changes in similar financial instruments issued by the investee, when and if observed. At the time of adoption, this ASU had no material impact on our consolidated financial statements.

Effective January 1, 2018, we adopted ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606),” using the modified retrospective transition method applied to all contracts. Under the new revenue recognition guidance, recognition of revenue involves a multiple step approach including: (i) identifying the contract with the customer, (ii) identifying the separate performance obligations, (iii) determining the transaction price, (iv) allocating the transaction price to the performance obligations and (v) recognizing the revenue as the performance obligations are satisfied. Additional disclosures are required to enable users of financial statements to understand the nature, amount, timing and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2019, an equity-method investee adopted this ASU without a material impact.

We recorded a noncash cumulative effect adjustment of $30 million to increase the opening balance of our equity as of January 1, 2018. This adjustment reflected amounts recorded by us and our equity-method investees related to the acceleration of revenue recognition on certain minimum volume commitment contracts with recovery provisions. Certain agreements for transportation, terminaling and fractionation services with Phillips 66 are considered operating leases under FASB Accounting Standards Codification (ASC) 840, “Leases.” We identified the separate lease and service elements of our revenue under these operating leases and applied ASU No. 2014-09 only to the service element, while the lease element continued to be accounted for under ASC 840. See Note 13—Operating Revenues, for additional information.

Note 4—Acquisitions

2018 Acquisitions

Gray Oak Pipeline Project Acquisition
See the “Gray Oak” section of Note 5—Equity Investments, for a discussion of our acquisition of this project and its ownership structure.

2017 Acquisitions

Bakken Pipeline/Merey Sweeny Acquisition
In September 2017, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire a 25 percent interest in each of Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline, and a 100 percent interest in Merey Sweeny, L.P., predecessor to Merey Sweeny LLC (both referred to herein as Merey Sweeny). Collectively, the assets acquired in the acquisition are referred to as the Bakken Pipeline/Merey Sweeny Acquisition. We paid Phillips 66 total consideration of $1.65 billion, consisting of $372 million in cash, the assumption of $588 million of promissory notes payable to Phillips 66 and a $450 million term loan under which Phillips 66 was the obligor, and the issuance of 4,713,113 common units to Phillips 66 PDI and 292,665 general partner units to our General Partner to maintain its 2 percent general partner interest. The Bakken Pipeline/Merey Sweeny Acquisition closed in October 2017.

Pursuant to the tolling services agreement entered into with Phillips 66 and related to Merey Sweeny operations, we received $53 million from Phillips 66 for the prepayment of services related to Merey Sweeny’s next scheduled maintenance turnaround, which was recorded as deferred revenue in our consolidated balance sheet as of the acquisition date.

The Bakken Pipeline/Merey Sweeny Acquisition was considered a common control transaction.

2016 Acquisitions
During 2016, we and a co-venturer formed STACK Pipeline LLC (STACK), a 50/50 joint venture. In addition, we acquired an additional 2.48 percent interest in Explorer Pipeline Company (Explorer). See Note 5—Equity Investments, for information regarding our equity investments.

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

The Fractionator Acquisitions and the Eagle Acquisition were considered common control transactions.

In connection with the acquisitions from Phillips 66, we entered into commercial agreements with Phillips 66 and amended the omnibus and operational services agreements with Phillips 66. See Note 21—Related Party Transactions, for additional information on our commercial and other agreements with Phillips 66.

Note 5—Equity Investments

The following table summarizes our equity investments at December 31:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		2018	2017

Bakken Pipeline	25.00%	$608	621
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	277	173
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	601	515
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	206	209
Explorer Pipeline Company (Explorer)	21.94	115	118
Gray Oak Pipeline, LLC (Gray Oak)	75.00	288	—
Paradigm Pipeline LLC (Paradigm)	50.00	145	131
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	71	53
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	20	—
STACK Pipeline LLC (STACK)	50.00	117	112
Total equity investments		$2,448	1,932

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	2018	2017	2016

Bakken Pipeline	$177	69	—
Bayou Bridge	14	12	3
Sand Hills	119	81	62
Southern Hills	37	27	26
Explorer	43	21	23
Gray Oak	1	—	—
Paradigm	10	(1)	(2)
Phillips 66 Partners Terminal	28	8	—
South Texas Gateway Terminal	—	—	—
STACK	10	6	2
Total equity in earnings of affiliates	$439	223	114

Distributions received from our equity affiliates were $477 million, $274 million, and $131 million in 2018, 2017 and 2016, respectively.

Gray Oak
In April 2018, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 100 percent interest in Gray Oak Holdings LLC (Holdings LLC), a limited liability company that, at that time, owned a 100 percent interest in Gray Oak Pipeline, LLC (Gray Oak). Gray Oak is developing and constructing the Gray Oak Pipeline system which, upon completion, will provide crude oil transportation from the Permian Basin and Eagle Ford to destinations in the Corpus Christi and Freeport markets on the Texas Gulf Coast. The pipeline system is expected to be placed in service by the end of 2019. We accounted for the acquisition of Holdings LLC as an acquisition of assets under common control accounting. Also in April 2018, a co-venturer acquired a 25 percent interest in Gray Oak, along with sufficient voting rights over key governance provisions such that we no longer could assert control over Gray Oak. As a result, we (through our consolidated subsidiary Holdings LLC) began using the equity method of accounting for our investment in Gray Oak at that time.

In December 2018, a third party exercised its option to acquire a 35 percent interest in Holdings LLC. Because Holdings LLC’s sole asset was its 75 percent ownership interest in Gray Oak, which is considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35 percent interest did not qualify as a sale under GAAP. Rather, the third party’s cash contributions to Holdings LLC expected in 2019 to fund its share of previously incurred and future construction costs plus a premium to us will be a long-term obligation on our consolidated balance sheet, and those cash inflows to Holdings LLC will be a financing cash inflow on our consolidated statement of cash flows. After construction of the Gray Oak Pipeline is completed, these restrictions expire, and the sale will be recognized under GAAP. We will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35 percent interest will be recharacterized from a long-term obligation to a noncontrolling interest in our financial statements at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. During January and February of 2019, the third party contributed an aggregate of $294 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls.

In February 2019, another party exercised its option to acquire a 10 percent interest in Gray Oak, which reduced Holdings LLC’s ownership interest to 65 percent. As a result of the exercised options, our effective ownership in the pipeline system is now 42.25 percent.

Gray Oak is considered a variable interest entity (VIE) because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of the Gray Oak Pipeline that most significantly impact economic performance. At December 31, 2018, our maximum exposure to loss was $373 million, which represented guaranteed purchase obligations of $85 million and the aggregate book value of our equity method investment in Gray Oak of $288 million.

South Texas Gateway Terminal
In April 2018, we acquired a 25 percent interest in the South Texas Gateway Terminal under development by a co-venturer. This marine terminal will connect to the Gray Oak Pipeline in Corpus Christi, Texas, and it will have two deepwater docks and an initial storage capacity of 6.5 to 7 million barrels. The terminal is expected to begin operations in mid-2020.

South Texas Gateway Terminal is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of the terminal that most significantly impact economic performance. At December 31, 2018, our maximum exposure to loss was $20 million, which represented the aggregate book value of our equity investment in South Texas Gateway Terminal.

Bakken Pipeline
In October 2017, we acquired a 25 percent interest in the Bakken Pipeline system as part of the Bakken Pipeline/Merey Sweeny Acquisition. Dakota Access owns a pipeline system that delivers crude oil from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois, and ETCO owns a connecting crude oil pipeline system from Patoka, Illinois, to Nederland, Texas. These two pipeline systems collectively form the Bakken Pipeline system, which is operated by a co-venturer. The Bakken Pipeline system went into service in June 2017. We have a positive basis difference of $51 million for this investment, which represents capitalized interest incurred during construction of the pipeline and a capital contribution disbursed to the co-venturer. The positive basis difference is being amortized over periods between 19 and 44 years. See Note 4—Acquisitions, for additional information.

STACK
STACK is a joint venture that owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma. We have a positive basis difference of $40 million for this investment, which is due to the co-venturer’s contributed assets being recorded at their historical book value. The positive basis difference is being amortized over 43 years.

Bakken Joint Ventures
Phillips 66 Partners Terminal and Paradigm are two joint ventures with Paradigm Midstream, LLC that own and operate midstream logistics infrastructure in North Dakota. Phillips 66 Partners Terminal owns the Palermo Terminal and Paradigm owns the Sacagawea pipeline and Keene Terminal. We account for both joint ventures under the equity method of accounting due to governance provisions that require supermajority or unanimous voting on all decisions that significantly impact the governance, management and economic performance of the joint ventures.

Sand Hills
Sand Hills is a joint venture with DCP Partners that owns an NGL pipeline system that extends from the Permian Basin and Eagle Ford to facilities along the Texas Gulf Coast and the Mont Belvieu market hub. The Sand Hills Pipeline system is operated by DCP Partners.

Southern Hills
Southern Hills is a joint venture with DCP Partners that owns an NGL pipeline system that extends from the Midcontinent region to the Mont Belvieu, Texas market hub. The Southern Hills Pipeline system is operated by DCP Partners. We have a negative basis difference of $92 million for this investment, which originated when the pipeline, formerly known as Seaway Products, was sold by Phillips 66 to a related party. The negative basis difference represents a deferred gain and is being amortized over 43 years.

Explorer
Explorer owns and operates a pipeline system that extends from the Texas Gulf Coast to Indiana. The Explorer Pipeline system transports refined petroleum products to more than 70 major cities in 16 U.S. states. We have a positive basis difference of $84 million for this investment, which represents fair value adjustments attributable to ownership increases in the pipeline. The positive basis difference is being amortized over periods between 9 and 17 years.

Bayou Bridge
Bayou Bridge is a joint venture that owns a pipeline that delivers crude oil from Nederland, Texas, to Lake Charles, Louisiana. The Bayou Bridge Pipeline is operated by our co-venturer. An extension of the pipeline from Lake Charles to St. James, Louisiana, is expected to be in service in March 2019.

Summarized 100 percent financial information for all equity investments is presented on a combined basis below:

	Millions of Dollars
	2018	2017	2016

Revenues	$2,294	1,406	840
Income before income taxes	1,536	853	494
Net income	1,518	778	408
Current assets	751	577	243
Noncurrent assets	9,561	8,571	3,437
Current liabilities	3,008	354	396
Noncurrent liabilities	496	3,001	231
From acquisition date forward.

Note 6—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 96 percent, 95 percent, and 95 percent of our total operating revenues for the years ended December 31, 2018, 2017 and 2016, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation, crude oil processing, and rail-unloading services to Phillips 66 and other related parties.

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

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2018	2017

Land		$19	19
Buildings and improvements	3 to 30 years	89	88
Pipelines and related assets*	10 to 45 years	1,398	1,372
Terminals and related assets*	25 to 45 years	710	671
Rail racks and related assets*	33 years	137	137
Processing and related assets*	25 years	842	837
Caverns and related assets*	25 to 45 years	584	583
Construction-in-progress		216	47
Gross PP&E		3,995	3,754
Less: accumulated depreciation		943	836
Net PP&E		$3,052	2,918
*Assets for which we are the lessor. See Note 15—Leases.

Note 8—Goodwill

The carrying amount of goodwill was as follows:

	Millions of Dollars
	2018	2017

Beginning balance January 1	$185	185
Activity during the year	—	—
Ending balance December 31	$185	185

Note 9—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2018	2017

Asset retirement obligations	$11	10
Accrued environmental costs	2	1
Total asset retirement obligations and accrued environmental costs	13	11
Less: Asset retirement obligations and accrued environmental costs due within one year	1	—
Long-term asset retirement obligations and accrued environmental costs	$12	11

Asset Retirement Obligations
We have asset retirement obligations we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of certain pipelines. Most of these obligations are not expected to be paid until many years in the future.
During 2018 and 2017, our asset retirement obligations changed as follows:

	Millions of Dollars
	2018	2017

Balance at January 1	$10	9
Accretion of discount	1	1
New obligations	—	—
Changes in estimates of existing obligations	—	—
Balance at December 31	$11	10

Note 10—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income attributable to the Partnership by the weighted-average number of common units outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. As of December 31, 2018 and 2017, the classes of participating securities included common units, general partner units and incentive distribution rights (IDRs). For the year ended December 31, 2016, basic and diluted net income per unit were the same because we did not have potentially dilutive common or subordinated units outstanding. For the years ended December 31, 2018 and 2017, respectively, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit. See Note 12—Equity, for additional information related to our preferred units.

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

	Millions of Dollars
	2018	2017	2016

Net income attributable to the Partnership	$796	461	301
Less: General partner’s distributions declared (including IDRs)*	236	158	91
Limited partners’ distributions declared on preferred units*	37	9	—
Limited partners’ distributions declared on common units*	382	291	205
Distributions less than net income attributable to the Partnership	$141	3	5
*Distributions declared are attributable to the indicated periods.

	2018
	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$382	236	37	655
Distributions less than net income attributable to the Partnership	137	4	—	141
Net income attributable to the Partnership (basic)	519	240	37	796
Dilutive effect of preferred units(1)	28
Net income attributable to the Partnership (diluted)	$547

Weighted-average units outstanding—basic	122,768,582
Dilutive effect of preferred units(1)	13,819,791
Weighted-average units outstanding—diluted	136,588,373

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$4.22
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	4.00
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

	2016
	Limited Partners’ Common Units	General Partner (including IDRs)	Total
Net income attributable to the Partnership (millions):
Distributions declared	$205	91	296
Distributions less than net income attributable to the Partnership	4	1	5
Net income attributable to the Partnership	$209	92	301

Weighted-average units outstanding—basic and diluted	95,239,901

Net income attributable to the Partnership per limited partner unit—basic and diluted (dollars)	$2.20

On January 22, 2019, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.835 per common unit attributable to the fourth quarter of 2018. This distribution was paid February 13, 2019, to unitholders of record as of February 1, 2019.

Note 11—Debt

Debt at December 31 was:

	Millions of Dollars
	2018	2017

2.646% Senior Notes due February 2020	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2020 and April 2021, at 1.885% and 1.935% at December 31, 2018, and 2017, respectively	75	100
Revolving credit facility due January 2019 and October 2021 at weighted-average rate of 3.669% at year-end 2018	125	—
Debt at face value	3,075	2,975
Net unamortized discounts and debt issuance costs	(27)	(30)
Total debt	3,048	2,945
Less: Short-term debt	50	25
Long-term debt	$2,998	2,920

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $2,660 million and $2,918 million at December 31, 2018 and 2017, respectively. The fair value of our floating-rate debt approximated carrying value of $200 million and $100 million at December 31, 2018 and 2017, respectively.

Maturities of borrowings outstanding at December 31, 2018, inclusive of net unamortized discounts and debt issuance costs, for the five-year period ending 2023 were $50 million in 2019, $324 million in 2020 and $125 million in 2021.

2017 Senior Notes
In October 2017, we closed on a notes offering (2017 Notes Offering) of $650 million aggregate principal amount of unsecured senior notes consisting of:

•	$500 million of 3.750% Senior Notes due March 1, 2028.

•	An additional $150 million of our 4.680% Senior Notes due February 15, 2045.

Interest on the Senior Notes due 2028 is payable semiannually in arrears on March 1 and September 1 of each year, commencing on March 1, 2018. The Senior Notes due 2045 are an additional issuance of our Senior Notes due 2045, and interest is payable semiannually in arrears on February 15 and August 15 of each year. Total proceeds received from the 2017 Notes Offering were $643 million, net of underwriting discounts. We utilized the net proceeds to repay the remaining balances on the promissory notes and term loan assumed in the Bakken Pipeline/Merey Sweeny Acquisition and for general partnership purposes.

Revolving Credit Facility
At December 31, 2018, we had borrowings of $125 million outstanding under our $750 million revolving credit facility established by our Credit Agreement dated June 7, 2013, as amended (the Credit Agreement). No amounts were outstanding as of December 31, 2017.

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

Tax-Exempt Bonds
In connection with the Bakken Pipeline/Merey Sweeny Acquisition, we assumed four $25 million tranches of tax-exempt bonds issued by the Brazos River Harbor Navigation District. We repaid one tranche in 2018, with another maturing in 2020 and two in 2021.

The tranches accrue interest monthly based on a daily rate derived by the remarketing agent for the bonds. The interest rates are designed to represent the lowest rate acceptable by the tax-exempt, variable-rate bond market and approximate the tax-exempt bonds trading at par.

Senior Bonds
In May 2017 and prior to their maturity, we repaid Merey Sweeny senior bonds assumed in the Bakken Pipeline/Merey Sweeny Acquisition with a carrying value of $136 million on the repayment date, which resulted in an immaterial gain.

Note 12—Equity

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the year ended December 31, 2018, on a settlement date basis, we had issued an aggregate of 2,532,096 common units under our ATM programs, generating net proceeds of $128 million. During the year ended December 31, 2017, on a settlement-date basis, we issued an aggregate of 3,372,716 common units under our ATM Program, generating net proceeds of $173 million. Since inception through December 31, 2018, we had issued an aggregate of 6,250,964 common units under our ATM programs, generating net proceeds of $320 million, after broker commissions of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Issuances of common units under our ATM programs can reduce our General Partner’s interest below 2 percent. We expect the General Partner’s interest to be periodically restored to 2 percent in connection with dropdown transactions or through direct equity contributions. However, these future contributions from our General Partner cannot be assured. At December 31, 2018, our General Partner’s interest was slightly less than 2 percent.

Common Unit Offerings
In October 2017, we completed a private placement of 6,304,204 common units representing limited partner interests at a price of $47.59 per common unit, for total proceeds of $295 million, net of underwriting discounts and commissions. The net proceeds were used in part to fund the cash portion of the Bakken Pipeline/Merey Sweeny Acquisition. See Note 4—Acquisitions, for additional information.

In August 2016, we completed a public offering of 6,000,000 common units representing limited partner interests at a price of $50.22 per common unit. We received proceeds of $299 million from the offering, net of underwriting discounts and commissions. We utilized the net proceeds to repay the Initial Note assumed as part of the Initial Fractionator Acquisition and to repay other short-term borrowings incurred to fund our acquisition of an additional interest in Explorer and our contribution to form STACK. See Note 4—Acquisitions and Note 11—Debt, for additional information.

In May 2016, we completed a public offering, consisting of an aggregate of 12,650,000 common units representing limited partner interests at a price of $52.40 per common unit. We received proceeds of $656 million from the offering, net of underwriting discounts and commissions. We utilized the net proceeds to partially repay debt assumed as part of the Subsequent Fractionator Acquisition. See Note 4—Acquisitions and Note 11—Debt, for additional information.

Preferred Unit Offering
In October 2017, we completed the private placement of 13,819,791 perpetual convertible preferred units (preferred units) representing limited partner interests at a price of $54.27 per preferred unit. We received proceeds of $737 million from the offering, net of offering and transaction expenses. The net proceeds were used in part to fund the cash portion of the Bakken Pipeline/Merey Sweeny Acquisition.

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

Note 13—Operating Revenues

Disaggregated Revenues
Total operating revenues disaggregated by type of service were as follows:

	Millions of Dollars
	2018	2017*	2016*

Pipelines	$454	424	408
Terminals	157	152	160
Storage, processing and other revenues	434	358	190
Total operating revenues	$1,045	934	758
*Sales and other operating revenues for the years ended December 31, 2017 and 2016 are presented in accordance with accounting standards in effect prior to our adoption of ASU No. 2014-09 as of January 1, 2018. See Note 3—Changes in Accounting Principles, for further discussion regarding our adoption of ASU No. 2014-09.

For the year ended December 31, 2018, lease revenues were $599 million and service revenues were $446 million. Lease and service revenues were recorded in the “Operating revenues—related parties” and “Operating revenues—third parties” lines on our consolidated statement of income.

Contract-Related Assets and Liabilities
Our contract assets primarily represent amounts owed to us by our customers, mainly Phillips 66. At December 31, 2018 and January 1, 2018, lease receivables were $53 million and $49 million, respectively, and service receivables were $41 million and $37 million, respectively.

Our contract liabilities primarily represent payments from our customers, mainly Phillips 66, for volume throughput less than the contractually required minimum throughput volumes. These deficiency payments are deferred and recognized at the earlier of the period in which our customers make up the shortfall volumes or when it is probable our customers will not make up the shortfall volumes prior to the expiration of the contractual make-up period. Our contract liabilities are included in the “Deferred revenues” and “Deferred revenues and other liabilities” lines on our consolidated balance sheet. At December 31, 2018, and January 1, 2018, total deferred revenues were $79 million and $93 million, respectively, of which $6 million and $13 million, respectively, are contract liabilities related to the service element. Service-related revenues recognized during the year ended December 31, 2018, that were included in the contract liability balance at January 1, 2018, were $11 million. For the twelve months ended December 31, 2018, there were no material differences between the amount that we recognized as revenues relating to minimum throughput deficiency payments compared to the amount that would have been recognized prior to the adoption of the new revenue recognition standard.

Remaining Performance Obligations
We typically have long-term contracts with our customers, most of which have original durations of up to 15 years. The average remaining duration of these contracts is nine years. At December 31, 2018, future revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from contracts with our customers with an original expected duration of greater than one year were:

Millions of Dollars

2019	$778
2020	777
2021	765
2022	753
2023	711
Remaining years	2,287
Total future operating revenues*	$6,071
*Includes $3.3 billion of future lease revenues from agreements with Phillips 66. See Note 15—Leases, for additional information on future minimum payments to be received related to these agreements.

For the remaining performance obligation, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct goods or service as part of a performance obligation.

Note 14—Contingencies

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. At December 31, 2018 and 2017, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 15—Leases

Lessor
We have certain services agreements with Phillips 66 that are considered operating leases under GAAP. These agreements include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. Revenues from these agreements are recorded within “Operating revenues—related parties” on our consolidated statement of income. As of December 31, 2018, future minimum payments to be received related to these agreements were estimated to be:

Millions of Dollars

2019	$712
2020	713
2021	709
2022	697
2023	655
Thereafter	2,188
Total*	$5,674
*Includes $2.4 billion of future service revenues from agreements with Phillips 66 that are considered as operating leases.

Lessee
We have operating lease agreements with Phillips 66 for the land underlying or associated with certain assets. Due to the economic infeasibility of canceling these leases, we consider them non-cancellable. For the year ended December 31, 2018, total operating lease rental expense was $3 million. As of December 31, 2018, the future minimum lease payments for our operating lease obligations were:

Millions of Dollars

2019	$3
2020	3
2021	3
2022	3
2023	3
Thereafter	91
Total minimum lease payments	$106

Note 16—Employee Benefit Plans

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

Note 17—Unit-Based Compensation

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

From the closing of our initial public offering through December 31, 2018, we have only issued phantom units to non-employee directors under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the date the phantom unit is settled after the vesting period (settlement date), and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount equal to any cash distributions paid on a common unit during that time. During the year ended December 31, 2018, we granted a total of 4,326, phantom units to three non-employee directors of the Partnership. For the years ended December 31, 2017 and 2016, we granted a total of 4,794 and 4,880 phantom units, respectively. On the grant date, phantom units awarded to non-employee directors become non-forfeitable; therefore, we immediately recognize expense equal to the grant-date fair value of the award. Phantom units awarded under the ICP do not have voting rights.

Note 18—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are borne generally by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships. For us, this is primarily Texas.

At December 31, 2018 and 2017, we had a deferred tax liability of $7 million and $5 million, respectively. The net deferred tax liability was primarily associated with PP&E and equity investments.

Our effective tax rate was less than one percent for the years ended December 31, 2018, 2017 and 2016.

As of December 31, 2018 and 2017, we had no liability reported for uncertain tax positions. We also did not have any interest or penalties related to income taxes for the years ended December 31, 2018, 2017 and 2016. Texas tax returns for the years 2013 and forward are subject to examination.

Note 19—Cash Flow Information

The acquisitions discussed below had cash and noncash elements. The common and general partner units issued to Phillips 66 in the Bakken Pipeline/Merey Sweeny and Eagle acquisitions were assigned no value, because the cash consideration and any debt assumed exceeded the historical net book value of the acquired assets for each acquisition. Accordingly, the units issued for these acquisitions had no impact on partner capital balances, other than changing ownership percentages. See Note 4—Acquisitions, for additional information.

Bakken Pipeline/Merey Sweeny Acquisition
The historical book value of the net assets acquired in the Bakken Pipeline/Merey Sweeny Acquisition in 2017 was $729 million. Total cash consideration and assumed debt immediately repaid to Phillips 66 at acquisition totaled $963 million.  Of this total, $729 million was an investing cash outflow, and the remaining $234 million was deemed a cash distribution to our General Partner (a financing cash outflow).  The remaining balance of debt assumed in the acquisition of $447 million was a noncash financing activity that increased debt and decreased our General Partner’s capital account.

Eagle Acquisition
We attributed $990 million of the total $1,109 million cash consideration paid in 2016 to the historical book value of the assets acquired (an investing cash outflow). The remaining $119 million of excess cash consideration was deemed a distribution to our General Partner (a financing cash outflow).

Subsequent Fractionator Acquisition
The historical book value of the net assets acquired in the Subsequent Fractionator Acquisition in 2016 was $871 million. Of this amount, $656 million was a financing cash outflow, representing the acquisition of the noncontrolling interest in Sweeny Frac LLC, through the repayment of a portion of the debt assumed in the transaction. The remaining debt financing balance of $19 million represented a noncash investing and financing activity. The remaining $196 million of book value was attributed to the common and general partner units issued (a noncash investing and financing activity).

Initial Fractionator Acquisition
The Initial Fractionator Acquisition in 2016 was a noncash transaction. The historical book value of the net assets of our 25 percent interest acquired was $283 million. Of this amount, $212 million was attributed to the note payable assumed (a noncash investing and financing activity). The remaining $71 million was attributed to the common and general partner units issued (a noncash investing and financing activity).

Our capital expenditures and investments consisted of:

	Millions of Dollars
	2018	2017	2016
Capital Expenditures and Investments
Cash capital expenditures and investments	$738	431	584
Change in capital expenditure accruals	38	3	(27)
Total capital expenditures and investments	$776	434	557

	Millions of Dollars
	2018	2017	2016
Capital Expenditures and Investments
Capital expenditures attributable to Predecessors	$—	82	96
Capital expenditures and investments attributable to the Partnership	776	352	461
Total capital expenditures and investments	$776	434	557

	Millions of Dollars
	2018	2017	2016
Other Noncash Investing and Financing Activities
Dividend of loan receivable to Phillips 66 by Predecessor	$—	51	—
Certain liabilities of acquired assets retained by Phillips 66(1)	—	—	50

Cash Payments
Interest and debt expense	$109	96	40
(1)Certain liabilities of acquisitions were retained by Phillips 66, pursuant to the terms of various agreements under which we acquired assets from Phillips 66 since our initial public offering. See Note 14—Contingencies, for additional information on these excluded liabilities associated with acquisitions.

Restricted Cash
At December 31, 2018, the Partnership did not have any restricted cash. The restrictions on the cash received in February 2017, as a result of the retrospective adjustment for the Bakken Pipeline/Merey Sweeny Acquisition, were fully removed in the second quarter of 2017 when Merey Sweeny’s outstanding debt that contained lender restrictions on the use of cash was paid in full.

Note 20—Other Financial Information

	Millions of Dollars
	2018	2017	2016
Interest and Debt Expense
Incurred
Debt	$119	100	56
Other	3	2	1
	122	102	57
Capitalized	(7)	(1)	(5)
Expensed	$115	101	52

Other Income
Co-venturer contractual make-whole payments	$—	7	—
Interest income	1	3	—
Other	1	2	1
Total other income	$2	12	1

Note 21—Related Party Transactions

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	2018	2017	2016

Operating and maintenance expenses	$214	189	104
General and administrative expenses	60	64	56
Interest and debt expense	—	—	3
Total	$274	253	163

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $8 million. In prior periods, the monthly fee paid to Phillips 66 was $1 million from July 26, 2013 through February 28, 2014, $2 million from March 1, 2014, to March 1, 2015, $3 million from March 2, 2015, to October 13, 2016, and $7 million from October 14, 2016 to October 6, 2017. The increases over time reflect the growth in our operations.

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

Other related party balances in our consolidated balance sheet at December 31 consisted of the following, all of which were related to Phillips 66:

	Millions of Dollars
	2018	2017

Deferred rentals and other assets	$4	5
Deferred revenues	60	33
Deferred revenues and other liabilities	18	61

Equity Affiliate Guarantees
Dakota Access and ETCO are parties to a $2.5 billion project financing transaction entered into in August 2016 to fund the construction of the Bakken Pipeline. In July 2017, as owners of Dakota Access and ETCO, Phillips 66 and its co-venturers each issued a guarantee intended to cover their pro rata shares of interest expense for rolling six-month periods after the calculation date.  In October 2017, as part of the Bakken Pipeline/Merey Sweeny Acquisition, Phillips 66 Partners substituted its guarantee for that of Phillips 66.  Each co-venturer’s guarantee has a maximum guarantee amount which changes over time. Our maximum exposure under the guarantee amounted to $17 million at December 31, 2018.

We guaranteed the payment of our portion of certain purchase obligations of Gray Oak. At December 31, 2018, our maximum potential amount of future payments to third parties under the guarantee was estimated to be $85 million. Payment would be required if Gray Oak defaults on these obligations.

Note 22—New Accounting Standards

In February 2016, the FASB issued ASU No. 2016-02, “Leases (Topic 842).” The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will continue to be classified as either financing or operating, with classification affecting the pattern of expense recognition in the income statement. Similarly, lessors will be required to classify leases as sales-type, financing or operating, with classification affecting the pattern of income recognition in the income statement. Classification for both lessees and lessors will be based on an assessment of whether risks and rewards, as well as substantive control have been transferred through a lease contract. The ASU also requires additional disclosures. Public business entities should apply the guidance in ASU No. 2016-02 for annual periods beginning after December 15, 2018, including interim periods within those annual periods. Early adoption is permitted. We will adopt ASU No. 2016-02 by recognizing a cumulative-effect adjustment to our opening consolidated balance sheet as of our January 1, 2019, adoption date. As of the adoption date, we expect to recognize ROU assets and operating lease liabilities on our consolidated balance sheet of approximately $45 million. For revenue from contracts classified as leases, we will not split the lease and service elements, but will combine and report them as lease revenue.  Any deferred revenue arising from minimum volume commitments under lease contracts will be recognized once the contractual recovery period provision has expired. The adoption of this ASU is not expected to have a material impact on our consolidated statements of income and cash flows.

In June 2016, the FASB issued ASU No. 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments.” The new standard amends the impairment model to utilize an expected loss methodology in place of the currently used incurred loss methodology, which may result in earlier recognition of losses. Public business entities should apply the guidance in ASU No. 2016-13 for annual periods beginning after December 15, 2019, including interim periods within those annual periods. Early adoption will be permitted for annual periods beginning after December 15, 2018. We are evaluating the provisions of ASU No. 2016-13, and currently do not expect it to have a material impact on our consolidated financial statements.

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars					Per Common Unit
	Total Revenues and Other Income	Income Before Income Taxes	Net Income	Net Income Attributable to the Partnership	Limited Partners’ Interest in Net Income Attributable to the Partnership	Net Income Attributable to the Partnership
						Basic	Diluted
2018
First	$355	174	172	172	110	0.91	0.87
Second	354	186	186	186	121	0.99	0.94
Third	384	217	217	217	144	1.17	1.10
Fourth	393	223	221	221	144	1.16	1.09

2017
First	$262	110	110	97	65	0.60	0.60
Second	277	120	119	103	66	0.61	0.61
Third	299	132	131	99	56	0.51	0.51
Fourth	331	166	164	162	105	0.86	0.83

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2018, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2018.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2018, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Board of Directors of our General Partner currently has seven members, three of whom are independent as defined under the independence standards established by the New York Stock Exchange (NYSE). The NYSE does not require a listed limited partnership to have a majority of independent directors on its general partner’s board of directors or to establish a compensation committee or a nominating committee. However, the Board of Directors of our General Partner has established an Audit Committee, as well as a Conflicts Committee to address conflict situations. Phillips 66 appoints all members to the Board of Directors of our General Partner. The Board of Directors of our General Partner has determined that Joseph W. O’Toole, Mark A. Haney and P.D. (David) Bairrington are independent directors under the independence standards of the NYSE. Mr. Haney has been appointed as the Lead Director to preside at executive sessions of the non-management and independent Board of Directors.

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

Directors and Executive Officers of Phillips 66 Partners GP LLC
Directors are elected by the sole member of our General Partner and hold office until their successors have been elected or qualified or until the earlier of death, resignation, removal or disqualification. Executive officers are appointed by, and serve at the discretion of, the Board of Directors. J.T. (Tom) Liberti served as Vice President and Chief Operating Officer of our General Partner until his retirement effective December 31, 2018. The following table shows information for the directors and executive officers of Phillips 66 Partners GP LLC.

Name	Position with Phillips 66 Partners GP LLC	Age*
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	61
Robert A. Herman	Director and Vice President	59
Timothy D. Roberts	Director and Vice President, Operations	57
Kevin J. Mitchell	Director and Vice President and Chief Financial Officer	52
Rosy Zuklic	Vice President and Chief Operating Officer	45
Chukwuemeka A. Oyolu	Vice President and Controller	49
Joseph W. O’Toole	Director	80
Mark A. Haney	Director	64
P.D. (David) Bairrington	Director	63
*On February 22, 2019.

Greg C. Garland has served as Chief Executive Officer and Chairman of the Board of Directors of our General Partner since March 2013. Mr. Garland became Chairman of the Board of Directors, President and Chief Executive Officer of Phillips 66 in April 2012, and has been Chairman and Chief Executive Officer of Phillips 66 since June 2014. Mr. Garland devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, directly managing our business and affairs. Mr. Garland was appointed Senior Vice President, Exploration and Production—Americas for ConocoPhillips in October 2010, having previously served as President and Chief Executive Officer of Chevron Phillips

Chemical Company LLC (CPChem) since 2008. Mr. Garland is currently a member of the Board of Directors of Amgen Inc. We believe that Mr. Garland’s extensive experience in the energy industry, including his 35-year career with Phillips Petroleum Company, CPChem and ConocoPhillips, and as Chief Executive Officer of Phillips 66, makes him well qualified to serve both as a director and as Chairman of the Board of Directors of our General Partner. In addition to his other skills and qualifications, we believe that Mr. Garland’s role as both Chairman and Chief Executive Officer provides a vital link between management and the Board of Directors and allows the Board of Directors to perform its oversight role with the benefit of management’s perspective on business and strategy.

Robert A. Herman has served as a member of the Board of Directors of our General Partner since June 2014 and as Vice President since August 2018, having previously served as Senior Vice President, Operations. Mr. Herman became Executive Vice President, Refining of Phillips 66 in September 2017. Before assuming his current role, Mr. Herman served Phillips 66 as Executive Vice President, Midstream, from June 2014 to September 2017, Senior Vice President, Health, Safety, and Environment, Projects and Procurement, from February 2014 to June 2014, and Senior Vice President, Health, Safety, and Environment, from April 2012 to February 2014. Before joining Phillips 66, Mr. Herman worked for ConocoPhillips as Vice President, Health, Safety, and Environment, from 2010 to 2012. Mr. Herman is currently a member of the Board of Directors of CPChem. We believe that Mr. Herman is a suitable member of the Board of Directors due to the significant industry experience he has gained through his employment with Phillips 66 and ConocoPhillips.

Timothy D. Roberts has served as a member of the Board of Directors of our General Partner since April 2016, and as Vice President, Operations, since August 2018. Mr. Roberts has been the Executive Vice President, Midstream for Phillips 66 since August 2018. He previously served as the Executive Vice President, Marketing and Commercial from January 2017 to August 2018 and the Executive Vice President, Strategy and Business Development for Phillips 66 from April 2016 through January 2017. Before joining Phillips 66, Mr. Roberts was an executive at LyondellBasell Industries NV (“Lyondell”) from June 2011 through March 2016. He joined Lyondell as Senior Vice President, Olefins and Polyolefins for the Americas in June 2011, was Executive Vice President - O&P Americas from October 2013 through January 2015, and served as Executive Vice President - Global O&P from January 2015 until March 2016. Prior to joining Lyondell, Mr. Roberts was Vice President of Strategic and Corporate Planning for CPChem from February 2011 until May 2011, and Chief Executive Officer of Americas Styrenics LLC, a joint venture between The Dow Chemical Company and CPChem, from May 2008 until January 2011. We believe that Mr. Roberts is a suitable member of the Board of Directors because of his extensive industry experience.

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

Rosy Zuklic has served as Vice President and Chief Operating Officer of our General Partner since January 2019. Ms. Zuklic also became General Manager, Master Limited Partnership of Phillips 66 in January 2019. Prior to her current role at Phillips 66, Ms. Zuklic served as General Manager, Investor Relations of Phillips 66, a position she held for over five years.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our General Partner, and persons who own more than 10 percent of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the U.S. Securities and Exchange Commission (SEC) and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2018, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

Committees of the Board of Directors
The Board of Directors of our General Partner has an Audit Committee and a Conflicts Committee. Each of the standing committees of the Board of Directors has the composition and responsibilities described below.

Audit Committee
Our General Partner has an Audit Committee consisting of three directors, each of whom meets the independence and experience standards established by the NYSE and the Act. The members of the Audit Committee are Messrs. Bairrington, Haney, and O’Toole. Mr. O’Toole serves as the chair of the Audit Committee, and the Board of Directors of our General Partner has determined that Mr. O’Toole is an audit committee financial expert (as defined in the Act). The Audit Committee assists the Board of Directors in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, pre-approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the Audit Committee. The Audit Committee has a written charter adopted by the Board of

Directors of our General Partner, which is available on our website at http://www.phillips66partners.com by selecting “Investors,” then “Corporate Governance,” then “Documents and Charters,” and selecting “Audit Committee Charter.”

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

Code of Business Ethics and Conduct
Our General Partner has adopted a Code of Business Ethics and Conduct for directors and employees designed to help directors and employees resolve ethical issues in an increasingly complex global business environment. Our Code of Business Ethics and Conduct applies to all directors and employees. Our Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, payments to government personnel, anti-boycott laws, U.S. embargoes and sanctions, compliance procedures and employee complaint procedures. We also have a Code of Ethics for the Principal Executive Officer and Senior Financial Officers. This code supplements the Code of Business Ethics and Conduct and is applicable to our Chief Executive Officer, Chief Financial Officer and Controller. Any amendments to or waivers from this Code will be posted on our website. Both codes are available on our website under the “Corporate Governance” caption. Unitholders may also request printed copies of our Code of Business Ethics and Conduct by following the instructions located under the section “Website Access to SEC Reports” in Items 1 and 2. Business and Properties.

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

Pursuant to the applicable provisions of our partnership agreement, we reimburse our General Partner for the costs it incurs in relation to the Phillips 66 employees, including executive officers, who provide services to operate our business. Our named executive officers (NEOs) consist of our General Partner’s chief executive officer, chief financial officer and the next two most highly compensated executive officers. Tim G. Taylor, who previously served as our General Partner’s President, retired at the end of 2017 and as a result, we had only four executive officers in 2018. Our NEOs for 2018 were:

•	Greg C. Garland, Chairman of the Board of Directors and Chief Executive Officer.

•	Kevin J. Mitchell, Vice President and Chief Financial Officer.

•	Chukwuemeka A. Oyolu, Vice President and Controller.

•	J. T. (Tom) Liberti, Vice President and Chief Operating Officer.

Effective December 31, 2018, Mr. Liberti retired as the Vice President and Chief Operating Officer of our General Partner and Rosy Zuklic was named as his replacement, effective January 1, 2019.

Compensation Discussion and Analysis
Messrs. Garland, Mitchell and Oyolu, who were also executive officers of Phillips 66 during 2018, devoted the majority of their time to their respective roles at Phillips 66 and also spent time, as needed, directly managing our business and affairs. Pursuant to the terms of the amended omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by Messrs. Garland, Mitchell and Oyolu. Messrs. Garland, Mitchell and Oyolu do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and, except for the fixed operational and administrative support fee we pay to Phillips 66, we did not otherwise pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell and Oyolu during 2018.

Mr. Liberti devoted substantially all of his working time to our business and, pursuant to the terms of the amended omnibus agreement, we reimbursed Phillips 66 for all the compensation and benefits paid to him with respect to time spent managing our business.

Neither we nor our General Partner has a compensation committee. The Human Resources and Compensation Committee of the Board of Directors of Phillips 66 (the Compensation Committee) has ultimate decision-making authority with respect to the compensation of Phillips 66’s senior officers. The elements of compensation discussed below, and Phillips 66’s decisions with respect to determinations on payments, were approved by the Compensation Committee, and were not subject to approvals by the Board of Directors of our General Partner.

See Note 21—Related Party Transactions—Amended Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Elements of Compensation
Phillips 66 provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution plans, defined benefit retirement plans and executive life insurance arrangements. Phillips 66 also provides additional benefits to approved senior officers, such as executive physicals, executive financial planning, and physical security. In addition, although our NEOs have not entered into employment agreements with Phillips 66, our NEOs are eligible to participate in Phillips 66’s executive severance and change in control plans, pursuant to which they would receive severance payments and benefits from Phillips 66 in the event of an involuntary termination of employment (with an enhanced level of payment if such termination occurs in connection with a change in control of Phillips 66). In the future, Phillips 66 and/or our General Partner may provide different and/or additional compensation components, benefits and/or perquisites to our NEOs, to ensure that they are provided with a comprehensive and competitive compensation structure.

As explained above, Messrs. Garland, Mitchell and Oyolu devoted a small portion of their overall working time to our business during 2018 and the compensation our NEOs received from Phillips 66 in relation to their services for us did not comprise a material amount of their total compensation. In addition, except for a fixed operational and administrative support fee that we pay to Phillips 66 pursuant to the terms of the amended omnibus agreement, and any awards that may be granted in the future to Messrs. Garland, Mitchell and Oyolu under the Incentive Compensation Plan (ICP), we will not pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell and Oyolu. For a detailed discussion of the compensation and benefits that Phillips 66 provides to its NEOs, and its philosophy, objectives and policies related to executive compensation, please refer to the Compensation Discussion and Analysis section of Phillips 66’s 2019 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov. The following sets forth a more detailed explanation of the elements of Phillips 66’s executive compensation program for Mr. Liberti.

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

Annual Cash Bonus. Phillips 66’s annual cash incentive program provides participants with an opportunity to earn annual cash bonus awards generally based on company, business unit and individual performance. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s eligible earnings. For 2018, Mr. Liberti had an annualized target bonus of 50 percent of his eligible earnings.

For 2018, Phillips 66 used the following metrics in relation to the corporate performance of Phillips 66 as a whole for annual bonus program purposes, with the weightings specified as follows:

Adjusted EBITDA	40 percent
Operating Excellence	35 percent
Adjusted Controllable Cost	15 percent
High-Performing Organization	10 percent

The Compensation Committee used its judgment in assessing results in relation to the foregoing categories of criteria to award between zero and 200 percent of each NEO’s target bonus. There are multiple award units within Phillips 66 designed to measure performance and reward employees according to business unit performance. Performance criteria include quantitative and qualitative metrics specific to each business unit, such as income, cost control, safety and operational excellence, and resource and talent management. Finally, an individual performance adjustment may be applied for its executives and key employees. For 2018, Phillips 66 paid a cash bonus to Mr. Liberti at a level of approximately 190 percent of his target award to recognize the overall performance of Phillips 66, the performance of his business unit and his individual contributions.

Long-Term Equity-Based Compensation Awards. Phillips 66 maintains a long-term incentive program pursuant to which it grants equity-based awards in Phillips 66 stock to its executives and key employees. Awards are paid out from zero to 200 percent of target depending on Phillips 66’s performance relative to the applicable targets. For the performance periods presented, payout levels for the Performance Share Program (PSP) awards were based on Phillips 66’s Total Shareholder Return (TSR) (50 percent), as compared to a group of Phillips 66’s peer companies, and Return on Capital Employed (ROCE) (50 percent), as compared to both its weighted average cost of capital and a group of Phillips 66’s peer companies. Generally, performance at the 50th percentile of the peer group would result in a target payout subject to any adjustments made by the Compensation Committee. For performance periods that ended in 2018, payouts for the PSP were made in cash at the end of the performance period, with no escrow period.

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

For 2018, Phillips 66’s long-term incentive program delivered 50 percent of long-term target value in the form of performance share units through the PSP, 25 percent in the form of stock options and 25 percent in the form of restricted stock units. This reflects the cyclical nature of its business, promotes retention of high-performing talent and supports succession planning.

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

Executive Severance Plan. The ESP provides that if Phillips 66 terminates the employment of an executive other than for cause, the executive will receive the following benefits, which may vary depending on salary grade level:

•	An amount equal to one and one-half or two times (one and one-half times in the case of Mr. Liberti) the sum of the executive’s base salary and current target annual bonus.

•
An amount equal to the present value of the increase in pension benefits that would result from crediting the executive with an additional one and one-half or two years of age and service under the pension plan (one and one-half years in the case of Mr. Liberti).

•	An amount equal to the cost of certain welfare benefits for an additional one and one-half or two years (one and one-half years in the case of Mr. Liberti).

•	Continued eligibility for a pro rata portion of the annual bonus paid with respect to the year of termination.

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

Change in Control Severance Plan. The CICSP provides that if, within two years of a change in control of Phillips 66, an executive’s employment is terminated by the employer other than for cause, or by the executive for good reason, the executive will receive the following benefits, which may vary depending on salary grade level:

•
An amount equal to two or three times (two times in the case of Mr. Liberti) the sum of the executive’s base salary and the higher of current target annual bonus or the average of the two most recent bonus payments.

•
An amount equal to the present value of the increase in pension benefits that would result from crediting the executive with an additional two or three years of age and service under the pension plan (two years in the case of Mr. Liberti).

•	An amount equal to Phillips 66’s cost of certain welfare benefits for an additional two or three years (two years in the case of Mr. Liberti).

•	Continued eligibility for a pro rata portion of the annual bonus paid with respect to the year of termination.

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

Anti-Dilution Adjustments and Change in Control. If an “equity restructuring” event occurs, and any adjustments to awards under the ICP with respect to such event were discretionary, the plan administrator will equitably adjust the number and type of units covered by each outstanding award and the terms and conditions of such award to equitably reflect the restructuring event, and the plan administrator will adjust the number and type of units with respect to which future awards may be granted under the ICP. With respect to other similar events, including, for example, a combination or exchange of units, a merger or consolidation or an extraordinary distribution of our assets to unitholders, that would not result in an accounting charge if adjustment to awards were discretionary, the plan administrator will have discretion to adjust awards in the manner it deems appropriate and to make equitable adjustments, if any, with respect to the number of units available under the ICP and the kind of units or other securities available for grant under the ICP. Furthermore, upon any such event, including a change in control of us or our General Partner, or a change in any law or regulation affecting the ICP or outstanding awards or any relevant change in accounting principles, the plan administrator will generally have discretion to (1) accelerate the time of exercisability or vesting or payment of an award, (2) require awards to be surrendered in exchange for a cash payment or substitute other rights or property for the award, (3) provide for the award to be assumed by a successor or one of its affiliates, with appropriate adjustments thereto, (4) cancel unvested awards without payment or (5) make other adjustments to awards as the plan administrator deems appropriate to reflect the applicable transaction or event.

Termination of Employment. The consequences of the termination of a grantee’s employment, membership on our General Partner’s Board of Directors or other service arrangement will generally be determined by the Compensation Committee in the terms of the relevant award agreement.

Amendment or Termination of ICP. The plan administrator, at its discretion, may terminate the ICP at any time with respect to the common units for which a grant has not previously been made. The ICP automatically terminates in July 2023. The plan administrator also has the right to alter or amend the ICP or any part of it from time to time or to amend any outstanding award made under the ICP, provided that no change in any outstanding award may be made that would materially impair the vested rights of the participant without the consent of the affected participant or result in taxation to the participant under Section 409A of the Internal Revenue Code.

Compensation Consultants
Our General Partner does not have a compensation committee, and its Board of Directors did not retain a compensation consultant in 2018.

Unit Ownership Requirements
Our General Partner does not have established unit ownership requirements.

Guidelines for Trading by Insiders
We maintain policies that govern trading in our units by the officers and directors of our General Partner who are required to report under Section 16 of the Exchange Act, as well as certain other employees who may have regular access to material non-public information about us. These policies include pre-approval requirements for all trades and periodic trading “black-out” periods designed with reference to our quarterly financial reporting schedule. We also require pre-approval of all trading plans adopted pursuant to Rule 10b5-1 promulgated under the Exchange Act. These policies also prohibit speculative transactions in our units that are designed to hedge the economic risks of unit ownership, as well as pledging our units.

Compensation Risk Assessment
The Compensation Committee oversees the risk assessment performed by Phillips 66 management of all elements of its compensation programs, policies and practices for all employees. A discussion of this risk assessment will be included in the Compensation Discussion and Analysis section of Phillips 66’s 2019 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

Chief Executive Officer Pay Ratio
Neither we nor our General Partner has any employees. As a result, we have no basis for disclosing the annual compensation and corresponding ratio as required under Item 402(u) of Regulation S-K.

Compensation Committee Interlocks and Insider Participation
As discussed above, the listing rules of the New York Stock Exchange (NYSE) do not require us to maintain, and we do not maintain, a compensation committee.

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

The Independent Directors have submitted this Report to the Board of Directors as of February 22, 2019:

•	P.D. (David) Bairrington

•	Mark A. Haney

•	Joseph W. O’Toole
Summary Compensation Table

The following table summarizes the compensation for our NEOs for fiscal years 2018, 2017 and 2016.

Name and Principal Position	Year	Salary(2)($)	Stock Awards(3)($)	Stock Options(4)($)	Non-Equity Incentive Compensation Plan(5)($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6)($)	All Other Compensation(7)($)	Total($)

Greg C. Garland, Chief Executive Officer(1)	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
Kevin J. Mitchell, Vice President and Chief Financial Officer(1)	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
Chukwuemeka A. Oyolu, Vice President and Controller(1)	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
	2016	—	—	—	—	—	—	—
J.T. (Tom) Liberti, Vice President and Chief Operating Officer	2018	378,460	495,781	146,899	359,537	—	33,053	1,413,730
	2017	364,604	424,707	144,160	236,993	297,439	25,522	1,493,425
	2016	354,136	451,672	138,498	239,042	354,369	26,440	1,564,157
(1) Messrs. Garland, Mitchell and Oyolu devote a small portion of their overall working time to our business. The compensation these NEOs receive from Phillips 66 in relation to their services for us does not represent a material amount of their total compensation.

(2) Includes any amounts that were voluntarily deferred under Phillips 66’s Key Employee Deferred Compensation Plan.
(3) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with generally accepted accounting principles in the United States (GAAP) and reflect awards granted under Phillips 66’s PSP and Phillips 66’s Restricted Stock Program. These include awards that are expected to be finalized as late as 2020. The amounts shown for awards from the PSP relate to performance periods that began in 2016, 2017 and 2018 and that end in 2018, 2019 and 2020, respectively. Amounts shown relating to PSP are targets because target is the probable outcome for the applicable performance period, consistent with the accounting treatment under GAAP. If the maximum payout were used for the PSP awards the amounts shown relating to PSP would double, although the value of the actual payout would depend on the stock price at the time of the payout. If the minimum payout were used, the amounts for PSP awards would be reduced to zero. Actual payouts with regard to the targets set for the performance period that ended in 2018 were approved by the Compensation Committee at its February 2019 meeting. Earned payouts under the PSP 2016-2018 have been, and under the PSP 2017-2019 and PSP 2018-2020 are expected to be, made in cash at the end of the applicable performance period and will be forfeited if the NEO terminates prior to the end of the performance period (other than for death or following disability or after a change in control). If the NEO retires after age 55 and with five years of service, the NEO is entitled to a prorated award for any ongoing program in which he or she participated for at least 12 months.
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
(6) Reflects the actuarial increase in the present value of the benefits under Phillips 66’s pension plans determined using interest rate and mortality rate assumptions consistent with those used in its financial statements. For 2018, the Change in Pension Value resulted in a negative amount for the following NEOs: Mr. Liberti: ($45,624). There are no Deferred Compensation Earnings reported in this column, as the nonqualified deferred compensation plans do not provide above-market or preferential earnings.
(7) Amounts shown represent company contributions under the Phillips 66 Matching Gift Program, company contributions made under our tax-qualified savings plan and non-qualified deferred compensation plan, and occasionally small gifts with associated tax protection.

Grants of Plan-Based Awards

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. The table only includes awards to Mr. Liberti because he is the only NEO for whom we directly reimbursed Phillips 66 for compensation expenses.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Mr. Liberti		—	189,230	473,075	—	—	—	—	—	—	—
	2/6/2018	—	—	—	—	—	—	1,699	—	—	161,150
	2/6/2018	—	—	—	—	3,528	7,056	—	—	—	334,631
	2/6/2018	—	—	—	—	—	—	—	7,100	94.850	146,899
(1) The grant date shown is the date on which the Compensation Committee approved the target awards.
(2) Threshold and maximum awards are based on the provisions in the VCIP. Actual awards earned can range from 0 to 200 percent of the target awards, with a further possible adjustment of +/- 50 percent of the target award depending on individual performance. The Compensation Committee retains the authority to make awards under the program and to use its judgment in adjusting awards, including making awards greater than the amounts shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66. Actual payouts under the annual bonus program for 2018 are calculated using base salary earned in 2018 and reflected in the “Non-Equity Incentive Compensation Plan” column of the “Summary Compensation Table”.
(3) Threshold and maximum awards are based on the provisions of the PSP. Actual awards earned can range from 0 to 200 percent of the target awards. Performance periods under the PSP cover a three-year period, and since a new three-year period commences each year, there could be three overlapping performance periods ongoing at any time. In 2018, targets were set for Mr. Liberti with respect to an award for the three-year performance period beginning in 2018 and ending in 2020. The Compensation Committee retains the authority to make awards under the PSP using its judgment, including making awards greater than the maximum payout shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.
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

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our NEOs have received any grants of, unit or unit-based awards and no such awards were outstanding as of December 31, 2018. We may make grants of unit and unit-based awards to our NEOs and other key employees under the ICP. See “Our Incentive Compensation Plan,” for additional information.

Our NEOs have received and may continue to receive equity or equity-based awards in Phillips 66 under Phillips 66’s equity compensation programs. The following table provides additional information about only Mr. Liberti’s outstanding equity awards in Phillips 66 as of December 31, 2018, because he is the only NEO for whom we reimbursed Phillips 66 for his compensation.

Name	Grant Date (1)	Option Awards (2)				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable(3)(#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (4)(#)	Market Value of Shares or Units of Stock That Have Not Vested($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (5)(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested($)

Mr. Liberti	2/2/2016	5,466	2,734	78.620	2/2/2026
	2/7/2017	2,833	5,667	78.475	2/7/2027
	2/6/2018	—	7,100	94.850	2/6/2028
						37,943	3,268,789	14,246	1,227,293
(1) The dates presented in this column represent the respective dates on which the awards were granted by Phillips 66.
(2) All options shown in the table have a maximum term for exercise of ten years from the grant date. Under certain circumstances, the terms for exercise may be shorter, and in certain circumstances, the options may be forfeited and canceled. All awards shown in the table have associated restrictions upon transferability.
(3) The options shown in this column vested and became exercisable in 2018 or prior years (although under certain termination circumstances, the options may still be forfeited). Options become exercisable in one-third increments on the first, second and third anniversaries of the grant date.
(4) These amounts include unvested restricted stock and restricted stock units awarded under the PSP for performance periods ending prior to December 31, 2014, and awarded as annual awards. All awards for performance periods ending on or before December 31, 2014, continue to have restrictions upon transferability. Restrictions on PSP awards for performance periods ending on or before December 31, 2010, lapse upon separation from service. Restrictions on PSP awards for later performance periods lapse five years from the grant date unless the NEO elected prior to the beginning of the performance period to defer lapsing of the restrictions until separation from service. Awards are subject to forfeiture if, prior to lapsing, the NEO separates from service for a reason other than death, disability, layoff, retirement after reaching age 55 with five years of service, or after a change of control, although the Compensation Committee has the authority to waive forfeiture. The awards have no voting rights, but do entitle the holder to receive dividend equivalents in cash. The value of the awards reflects the closing price of our stock, as reported on the NYSE, on December 31, 2018 ($86.15).
(5) Reflects potential awards from ongoing performance periods under the PSP for performance periods ending December 31, 2019, and December 31, 2020. These awards are shown at maximum; however, there is no assurance that awards will be granted at, below or above target after the end of the relevant performance periods, as the determination to make a grant and the amount of any grant is within the judgment of Phillips 66’s Compensation Committee. Until an actual grant is made, these unearned awards pay no dividend equivalents. The value of these unearned awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 31, 2018 ($86.15).

Option Exercises and Stock Vested

The following table summarizes the value received from stock option exercises and stock grants vested during 2018 for Mr. Liberti only because he is the only NEO for whom we reimbursed Phillips 66 for his compensation.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)

Mr. Liberti	18,100	920,114	5,156	474,949
(1) Stock awards include restricted stock units that vested during the year, as well as the PSP 2016-2018 award that vested on December 31, 2018, and was paid out in cash in early 2019. The PSP award for Mr. Liberti was 3,122 units valued at $272,917.

Pension Benefits

The following table lists the pension program participation and actuarial present value of only Mr. Liberti’s defined benefit pension as of December 31, 2018, because he is the only NEO for whom we reimbursed Phillips 66 for his compensation.

Name	Plan Name	Number of Years Credited Service(1)(#)	Present Value of Accumulated Benefit(2)($)	Payments During Last Fiscal Year($)

Mr. Liberti	Phillips 66 Retirement Plan—Title 1	18	913,735	—
	Phillips 66 Key Employee Supplemental Retirement Plan(3)	—	1,432,419	—
	Phillips 66 Supplemental Executive Retirement Plan	—	1,234,186	—
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

Nonqualified Deferred Compensation

The following table provides information on nonqualified deferred compensation of only Mr. Liberti’s defined benefit pension as of December 31, 2018, because he is the only NEO for whom we reimbursed Phillips 66 for his compensation.

Name	Beginning Balance($)	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year(2)($)	Aggregate Earnings in Last Fiscal Year(3)($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(4)($)

Mr. Liberti(1)	56,931	—	4,379	(2,617)	—	58,693
(1) Mr. Liberti participates in the Phillips 66 Defined Contribution Make-Up Plan (DCMP). As of December 31, 2018, participants in this plan had 91 investment options. 27 of the options were the same as those available in Phillips 66’s 401(k) plan and the remaining options were other mutual funds approved by the plan administrator.
(2) These amounts represent Phillips 66’s contributions under the DCMP. These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table”.
(3) These amounts represent earnings on plan balances from January 1 to December 31, 2018. These amounts are not included in the “Summary Compensation Table”.
(4) The total reflects contributions by Mr. Liberti, contributions by us, and earnings on balances prior to 2018; plus contributions by Mr. Liberti and earnings from January 1, 2018, through December 31, 2018 (shown in the appropriate columns of this table, with amounts that are included in the “Summary Compensation Table” shown in footnote 2 above).

Potential Payments upon Termination or Change-in-Control

The following table provides information about potential payments only to Mr. Liberti upon termination or change-in-control assuming the occurrence of a triggering event on December 31, 2018, because he is the only NEO for whom we reimbursed Phillips 66 for his compensation.

Executive Benefits and Payments Upon Termination	Involuntary Not-for-Cause Termination (Not CIC)($)	Involuntary or Good Reason for Termination (CIC)($)	Death($)	Disability($)

Severance payment	1,188,270	1,679,491	—	—
Accelerated equity(1)	—	—	—	—
Life insurance	—	—	380,904	—
	1,188,270	1,679,491	380,904	—
(1) For the PSP, amounts for PSP 2016-2018 are shown based on the cash amount received in February 2019, while amounts for other periods are prorated to reflect the portion of the performance period completed by the end of 2018 and shown at target payout levels. These amounts reflect the closing price of Phillips 66 stock as reported on the NYSE on December 31, 2018 ($86.15). Restricted Stock and RSU amounts reflect the closing price of Phillips 66 stock as reported on the NYSE on December 31, 2018 ($86.15). For Stock Options with an exercise price lower than Phillips 66 stock's closing price on December 31, 2018, amounts reflect the intrinsic value as if the options had been exercised on December 31, 2018, but only for options the NEO would have retained for the specific termination event.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2018.

Name	Fees Earned or Paid in Cash(1)($)	Unit Awards(2)($)	Option Awards($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings($)	All Other Compensation(3)($)	Total($)

P.D. (David) Bairrington	80,000	80,024	—	—	—	15,000	175,024
Mark A. Haney	85,000	80,024	—	—	—	1,018	166,042
Joseph W. O’Toole	85,000	80,024	—	—	—	13,500	178,524
(1) Reflects 2018 base cash compensation of $70,000 payable to each non-employee director and the applicable committee retainers. In 2018, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in committee assignments by board members through the year, if any. Amounts shown in the “Fees Earned or Paid in Cash” column include any amounts that were voluntarily deferred. No directors elected to defer their cash compensation in 2018.
(2) Amounts represent the grant date fair value of unit awards. In 2018, non-employee directors received a grant of phantom units valued at $80,000 on the date of grant based on the average of the high and low prices for Phillips 66 Partners LP units on the grant date. These grants are made in whole units with fractional units rounded up, resulting in units with a value of $80,024 being granted on January 16, 2018.
(3) All Other Compensation is made up primarily of certain gifts by directors to charities and educational institutions (excluding certain religious, political, fraternal, or athletic organizations) that are tax-exempt under Section 501(c)(3) of the IRC or meet similar requirements under the applicable law of other countries that we match under our Matching Gifts Program (Mr. Bairrington $15,000; Mr. Haney $1,000; and Mr. O’Toole $13,500). For active directors, the program matches up to $15,000 with regard to each program year. The amounts shown reflect the actual payments made by us in 2018. All Other Compensation also includes any smaller gifts (such as books, ornaments, and jackets) as well as associated tax protection (Mr. Haney $18).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2018.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	12,582	(2)	$—	2,477,325
Equity compensation plans not approved by security holders	—		—	—
Total	12,582		$—	2,477,325
(1) Includes awards issued under the Incentive Compensation Plan (ICP).
(2) Includes 12,582 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2018.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding persons who we know to be the beneficial owners of more than five percent of our issued and outstanding common units and Series A preferred units as of February 15, 2019.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned
Phillips 66 Project Development Inc.(1) 2331 CityWest Blvd. Houston, TX 77042	68,760,137	55.4%	—	—
Tortoise Capital Advisors, L.L.C. (2) 11550 Ash Street Suite 300 Leawood, KS 66211	11,083,615	8.9%	—	—
Stonepeak Screwdriver SPV LLC (3) 717 5th Avenue New York, NY 10022	—	—	11,608,624	84.0%
(1) Phillips 66 is the parent company of Phillips 66 Company, which is the parent company of Phillips 66 Project Development Inc., the sole owner of the member interests of our General Partner. Phillips 66 and Phillips 66 Company may, therefore, be deemed to beneficially own the units held by Phillips 66 Project Development Inc.
(2) Based solely on an amendment to Schedule 13G filed with the SEC on February 12, 2019, by Tortoise Capital Advisors, L.L.C.
(3) Stonepeak Screwdriver Holdings, LLC is the managing member of Stonepeak Screwdriver SPV LLC. Stonepeak Infrastructure Fund II (AIV) LP is the managing member of Stonepeak Screwdriver Holdings, LLC. Stonepeak Associates II LLC is the general partner of Stonepeak Infrastructure Fund II (AIV) LP. Stonepeak GP Holdings II LP is the sole member of Stonepeak Associates II LLC. Stonepeak GP Investors II LLC is the general partner of Stonepeak GP Holdings II LP. Stonepeak GP Investors Manager LLC is the managing member of Stonepeak GP Investors II LLC. Each of Michael Dorrell and Trent Vichie serve as a managing member of Stonepeak GP Investors Manager LLC.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of common units of Phillips 66 Partners LP held by each director and named executive officer (NEO) of Phillips 66 Partners GP LLC, our General Partner, and by all directors and executive officers of our General Partner as a group as of February 15, 2019.

Name of Beneficial Owner*	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
NEOs and Directors
Greg C. Garland	35,000	**
Kevin J. Mitchell	—	**
J.T. (Tom) Liberti(1)	37,496	**
Robert A. Herman	25,000	**
Timothy D. Roberts	—	**
Chukwuemeka A. Oyolu	5,000	**
Joseph W. O’Toole	35,000	**
Mark A. Haney	29,418	**
P.D. (David) Bairrington	10,000	**
All Directors and Executive Officers as a Group (9 Persons)	176,914	**
(1) Mr. Liberti retired as Vice President and Chief Operating Officer of our General Partner at the end of 2018.
*Unless otherwise indicated, the address for all beneficial owners in this table is 2331 CityWest Blvd., Houston, Texas 77042.
**The beneficial ownership does not exceed one percent of the common units outstanding.

The following table sets forth the number of shares of Phillips 66 common stock beneficially owned as of February 15, 2019, except as otherwise noted, by each director and NEO of our General Partner and by all directors and executive officers of our General Partner as a group.

Name of Beneficial Owner	Total Common Stock Beneficially Owned	Restricted/Deferred Stock Units(1)	Options Exercisable Within 60 Days(2)	Percentage of Total Outstanding
NEOs and Directors
Greg C. Garland	363,775	298,615	808,628	**
Kevin J. Mitchell	38,613	28,115	76,366	**
J.T. (Tom) Liberti(3)	22,504	29,235	16,232	**
Robert A. Herman	31,132	67,362	152,565	**
Timothy D. Roberts	3,642	19,232	48,032	**
Chukwuemeka A. Oyolu	7,815	20,497	20,932	**
Joseph W. O’Toole	—	—	—	—
Mark A. Haney	—	—	—	—
P.D. (David) Bairrington	—	—	—	—
All Directors and Executive Officers as a Group (9 Persons)	467,481	463,056	1,122,755	**
(1) Includes restricted or deferred stock units that may be voted or sold only upon passage of time.
(2) Includes beneficial ownership of shares of common stock that may be acquired within 60 days of February 15, 2019, through stock options awarded under compensation plans.
(3) Mr. Liberti retired as Vice President and Chief Operating Officer of our General Partner effective December 31, 2018.
** The beneficial ownership does not exceed one percent of the common stock outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2018, our General Partner, Phillips 66 Partners GP LLC, and its affiliates owned 68,760,137 common units, representing a 54 percent limited partner interest in us. In addition, our General Partner owned 2,480,051 general partner units representing a 2 percent general partner interest in us.

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

Under our amended and restated operational services agreement, we pay Phillips 66 for any direct costs actually incurred by Phillips 66 in providing our pipelines, terminals, processing and storage facilities with certain maintenance, operational, administrative and construction services.

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

Transactions and Commercial and Other Agreements with Phillips 66 and Related Parties
See “2018 Developments” in Items 1 and 2. Business and Properties, for a description of our transactions and related agreements with Phillips 66 in 2018. See the “Commercial Agreements,” “Amended and Restated Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 21—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the years ended December 31, 2018 and 2017, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

	Millions of Dollars
	2018	2017
Fees
Audit fees(1)	$1.3	1.7
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.3	1.7
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
Financial Statements and Supplementary Data
The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 58, are filed as part of this Annual Report on Form 10-K.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in the Financial Statements or the Notes to Consolidated Financial Statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 121 to 125, are filed as part of this Annual Report on Form 10-K.

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
		S-1/A	10.1	6/27/2013	333-187582

10.2	First Amendment to the Credit Agreement, dated November 21, 2014.	8-K	10.1	11/21/2014	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.3	Second Amendment to Credit Agreement, dated October 3, 2016.	8-K	10.1	10/5/2016	001-36011

10.4	Series A Preferred Unit and Common Unit Purchase Agreement, dated as of September 21, 2017, by and among Phillips 66 Partners LP and the Purchasers party thereto.	8-K	10.1	9/25/2017	001-36011

10.5	Contribution, Conveyance and Assumption Agreement, dated as of February 13, 2015, by and among Phillips 66 Company, Phillips 66 Partners GP LLC, Phillips 66 Pipeline LLC and Phillips 66 Partners LP.	8-K	2.1	2/17/2015	001-36011

10.6	Contribution, Conveyance and Assumption Agreement dated as of October 29, 2015, by and among Phillips 66 Partners LP, Phillips 66 Gulf Coast Pipeline LLC, Phillips 66 Project Development Inc., Phillips 66 Company, and Phillips 66 Partners GP LLC.	10-K	10.7	2/12/2016	001-36011

10.7	Contribution, Conveyance and Assumption Agreement, dated as of February 17, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	2/18/2016	001-36011

10.8	Contribution, Conveyance and Assumption Agreement, dated as of May 4, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	5/4/2016	001-36011

10.9	Contribution, Conveyance and Assumption Agreement, dated as of October 11, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	10/11/2016	001-36011

10.10	Contribution, Conveyance and Assumption Agreement, dated as of September 19, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company and Phillips 66 Project Development Inc.	8-K	2.1	9/25/2017	001-36011

10.11	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.12	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

10.13	Second Amendment to the Omnibus Agreement, dated as of December 1, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	12/2/2014	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.14	Third Amendment to the Omnibus Agreement, dated as of March 2, 2015, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/2/2015	001-36011

10.15	Fourth Amendment to the Omnibus Agreement, dated as of March 1, 2016, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/1/2016	001-36011

10.16	Fifth Amendment to the Omnibus Agreement, dated as of October 14, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/17/2016	001-36011

10.17	Sixth Amendment to the Omnibus Agreement, dated as of January 11, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	10-K	10.19	2/17/2017	001-36011

10.18	Seventh Amendment to the Omnibus Agreement, dated as of October 1, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/10/2017	001-36011

10.19	Amended and Restated Operational Services Agreement, dated as of October 1, 2017, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	10/10/2017	001-36011

10.20	First Amendment to the Amended and Restated Operational Services Agreement, dated as of May 30, 2018, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	10-Q	10.1	07/27/2018	001-35349

10.21	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.22	Natural Gas Liquids Storage Agreement (Clemens Facility), dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.4	3/1/2016	001-36011

10.23	Fractionation Agreement, dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.3	3/1/2016	001-36011

10.24	Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC by and among DCP Midstream, LP, Spectra Energy Sand Hills Holding, LLC and Phillips 66 Sand Hills LLC dated as of September 3, 2013.	10-Q	10.3	5/1/2015	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.25	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Sand Hills Pipeline, LLC.	10-Q	10.4	5/1/2015	001-36011

10.26	Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC by and among DCP LP Holdings, LLC, Spectra Energy Southern Hills Holding, LLC and Phillips 66 Southern Hills LLC dated as of September 3, 2013.	10-Q	10.5	5/1/2015	001-36011

10.27	First Amendment to the Second Amended and Restated Limited Liability Company Agreement of DCP Southern Hills Pipeline, LLC.	10-Q	10.6	5/1/2015	001-36011

10.28†	Amended and Restated Limited Liability Company Agreement of Bayou Bridge Pipeline, LLC, dated July 9, 2015.	10-K	10.37	2/12/2016	001-36011

10.29	Addendum Agreement dated December 1, 2015, by and between Phillips 66 Partners Holdings LLC and Bayou Bridge Pipeline, LLC.	10-K	10.38	2/12/2016	001-36011

10.30	Equity Distribution Agreement, dated as of June 6, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, and RBC Capital Markets, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Barclays Capital Inc., Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Mizuho Securities USA Inc. and Morgan Stanley & Co. LLC.	8-K	1.1	6/6/2016	001-36011

10.31††	Amended and Restated Tolling Services Agreement, dated as of October 1, 2017, by and between Merey Sweeny, L.P. and Phillips 66 Company.	8-K	10.3	10/10/2017	001-36011

10.32**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.33**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

10.34**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

21*	List of Subsidiaries of Phillips 66 Partners LP.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.3*	Consent of Grant Thornton, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

Date:	February 22, 2019	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 22, 2019, by the following persons on behalf of the registrant and in the capacities indicated.

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