Form 10-Q
period 2019-03-31
PHILLIPS 66 PARTNERS LP
filed 2019-04-30
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

[ X ]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2019
or

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [    ]
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  [    ]    No  [ X ]
The registrant had 124,726,087 common units outstanding as of March 31, 2019.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Revenues and Other Income
Operating revenues—related parties	$296	249
Operating revenues—third parties	6	7
Equity in earnings of affiliates	119	98
Other income	2	1
Total revenues and other income	423	355

Costs and Expenses
Operating and maintenance expenses	139	97
Depreciation	29	28
General and administrative expenses	18	16
Taxes other than income taxes	11	10
Interest and debt expense	27	30
Total costs and expenses	224	181
Income before income taxes	199	174
Income tax expense	1	2
Net income	198	172
Less: Preferred unitholders’ interest in net income	10	9
Less: General partner’s interest in net income	69	53
Limited partners’ interest in net income	$119	110

Net Income Per Limited Partner Unit (dollars)
Common units—basic	$0.96	0.91
Common units—diluted	0.92	0.87

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	124,258	121,610
Common units—diluted	138,078	135,429
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Net Income	$198	172
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—
Other comprehensive income	—	—
Comprehensive Income	$198	172
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	March 31 2019	December 31 2018
Assets
Cash and cash equivalents	$2	1
Accounts receivable—related parties	87	90
Accounts receivable—third parties	3	5
Materials and supplies	13	13
Prepaid expenses and other current assets	11	20
Total current assets	116	129
Equity investments	2,897	2,448
Net properties, plants and equipment	3,104	3,052
Goodwill	185	185
Other assets	51	5
Total Assets	$6,353	5,819

Liabilities
Accounts payable—related parties	$21	22
Accounts payable—third parties	82	88
Accrued interest	32	36
Deferred revenues	22	60
Short-term debt	15	50
Accrued property and other taxes	13	9
Other current liabilities	3	5
Total current liabilities	188	270
Long-term debt	3,173	2,998
Obligation from equity interest transfer	341	—
Other liabilities	97	42
Total Liabilities	3,799	3,310

Equity
Preferred unitholders (2019 and 2018—13,819,791 units issued and outstanding)	747	746
Common unitholders—public (2019—55,965,950 units issued and outstanding; 2018—55,343,918 units issued and outstanding)	2,523	2,485
Common unitholder—Phillips 66 (2019 and 2018—68,760,137 units issued and outstanding)	600	592
General partner—Phillips 66 (2019 and 2018—2,480,051 units issued and outstanding)	(1,315)	(1,313)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,554	2,509
Total Liabilities and Equity	$6,353	5,819
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Cash Flows From Operating Activities
Net income	$198	172
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	29	28
Undistributed equity earnings	2	(8)
Other liabilities	10	(38)
Working capital adjustments
Accounts receivable	4	(5)
Prepaid expenses and other current assets	9	(3)
Accounts payable	(4)	(4)
Accrued interest	(5)	(2)
Deferred revenues	(40)	29
Other accruals	2	2
Net Cash Provided by Operating Activities	205	171

Cash Flows From Investing Activities
Cash capital expenditures and investments	(634)	(74)
Return of investment from equity affiliates	20	14
Proceeds from sale of equity interest	81	—
Net Cash Used in Investing Activities	(533)	(60)

Cash Flows From Financing Activities
Proceeds from equity interest transfer	341	—
Issuance of debt	725	—
Repayment of debt	(585)	—
Issuance of common units	32	9
Quarterly distributions to preferred unitholders	(9)	(9)
Quarterly distributions to common unitholders—public	(46)	(36)
Quarterly distributions to common unitholder—Phillips 66	(58)	(46)
Quarterly distributions to General Partner—Phillips 66	(67)	(47)
Other distributions to Phillips 66	(4)	—
Net Cash Provided by (Used in) Financing Activities	329	(129)

Net Change in Cash and Cash Equivalents	1	(18)
Cash and cash equivalents at beginning of period	1	185
Cash and Cash Equivalents at End of Period	$2	167
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Total

December 31, 2017	$746	2,274	487	(1,345)	(1)	2,161
Cumulative effect of accounting change	—	13	16	1	—	30
Issuance of common units	—	9	—	—	—	9
Net income	9	48	62	53	—	172
Quarterly cash distributions to unitholders and General Partner ($0.678 per common unit)	(9)	(36)	(46)	(47)	—	(138)
March 31, 2018	$746	2,308	519	(1,338)	(1)	2,234

December 31, 2018	$746	2,485	592	(1,313)	(1)	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	(1)
Issuance of common units	—	32	—	—	—	32
Net income	10	53	66	69	—	198
Quarterly cash distributions to unitholders and General Partner ($0.835 per common unit)	(9)	(46)	(58)	(67)	—	(180)
Other distributions to Phillips 66	—	—	—	(4)	—	(4)
March 31, 2019	$747	2,523	600	(1,315)	(1)	2,554

	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	188,815	—	—	188,815
March 31, 2018	13,819,791	53,000,637	68,760,137	2,480,051	138,060,616

December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	622,032	—	—	622,032
March 31, 2019	13,819,791	55,965,950	68,760,137	2,480,051	141,025,929
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Description of the Business
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

We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based midstream assets. Our operations consist of crude oil, refined petroleum products and natural gas liquids (NGL) transportation, terminaling, processing and storage assets. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint venture refineries.

We primarily generate revenue by providing fee-based transportation, terminaling, processing, storage and fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling crude oil, refined petroleum products and NGL. Since we do not own any of the crude oil, refined petroleum products and NGL we handle and do not engage in the trading of crude oil, refined petroleum products and NGL, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2018 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2019, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

Note 3—Changes in Accounting Principles

Effective January 1, 2019, we elected to adopt Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13, “Financial Instruments-Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The adoption of the ASU did not have a material impact on our consolidated financial statements.

Effective January 1, 2019, we adopted ASU 2016-02, “Leases (Topic 842)” using the modified retrospective transition method. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and corresponding lease liability on the consolidated balance sheet for all operating leases with terms longer than 12 months. Leases will continue to be classified as either finance or operating, with classification affecting the pattern of expense recognition in the consolidated income statement.

We elected the package of practical expedients that allowed us to carry forward the determination of whether an arrangement contains a lease and lease classification, as well as our accounting for initial direct costs for existing contracts. We recorded a noncash cumulative effect adjustment to our opening consolidated balance sheet as of January

1, 2019, to record an aggregate operating lease ROU asset and a corresponding lease liability of $45 million. See Note 5—Lease Assets and Liabilities, for the new lease disclosures required by this ASU for lessees.

Effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of ASU No. 2016-02, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element. We recorded a noncash cumulative effect adjustment of $1 million to decrease our opening equity balance as of January 1, 2019. See Note 4—Operating Revenues, for additional impacts of adopting this ASU, including new lease disclosures required for lessors.

Note 4—Operating Revenues

Operating revenues are primarily generated from long-term pipeline transportation, terminaling, storage, processing and fractionation lease and service agreements, mainly with Phillips 66. These agreements typically include escalation clauses to adjust transportation tariffs and terminaling and storage fees to reflect changes in price indices. In addition, most of these agreements contain renewal options, which typically require the mutual consent of both our customers and us.
Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Pipelines	$109	102
Terminals	40	39
Storage, processing and other revenues	153	115
Total operating revenues	$302	256

The majority of our agreements with Phillips 66 are considered operating leases under GAAP. For reporting periods prior to our adoption of the new lease accounting standard, ASU No. 2016-02, as of January 1, 2019, the lease and service elements included in these contracts were separated with the lease element recognized in accordance with the existing lease accounting standard and the service element recognized in accordance with the revenue accounting standard. Effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of ASU No. 2016-02, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element. As a result of our change in accounting policy, our lease and service revenues, lease and service accounts receivable and lease and service deferred revenues reported for the first quarter of 2019 are not prepared on the same basis as the amounts reported for the first quarter of 2018.

Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Lease revenues	$257	144
Service revenues	45	112
Total operating revenues	$302	256

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	March 31 2019	December 31 2018

Lease receivables	$72	53
Service receivables	17	41
Other receivables	1	1
Total accounts receivables	$90	95

Deferred Revenues
Our deferred revenues represent payments received from our customers, mainly Phillips 66, in advance of the period in which lease and service contract performance obligations have been fulfilled. The majority of our deferred revenues relate to a tolling agreement and a storage agreement that are classified as leases. The remainder of our deferred revenues relate to lease and service agreements that contain minimum volume commitments with recovery provisions. Our deferred revenues are recorded in the “Deferred revenues” and “Other liabilities” lines on our consolidated balance sheet. Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	March 31 2019	December 31 2018

Deferred lease revenues	$48	73
Deferred service revenues	1	6
Total deferred revenues	$49	79

Future Minimum Lease Payments from Customers
At March 31, 2019, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

Remainder of 2019	$506
2020	644
2021	639
2022	627
2023	585
Remaining years	1,559
Total future minimum lease payments from customers	$4,560

Remaining Service Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 11 years. These contracts include both fixed and variable transaction price components. At March 31, 2019, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2019	$107
2020	139
2021	131
2022	130
2023	130
Remaining years	742
Total future service revenues	$1,379

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 5—Lease Assets and Liabilities

We have agreements with Phillips 66 to lease land underlying or associated with certain of our assets that are classified as operating leases. Due to the economic infeasibility of canceling these leases, we consider them non-cancellable. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices. There are no significant restrictions imposed on us in our lease agreements with regards to distribution payments, asset dispositions or borrowing ability.
Effective with our implementation of ASU No. 2016-02, we elected to discount lease obligations using our incremental borrowing rate. For all leases, we elected the practical expedient to not separate service and lease costs. Our right-of-way agreements in effect prior to January 1, 2019, were not accounted for as leases as they were not initially determined to be leases at their commencement dates. However, modifications to these agreements or new agreements will be assessed and accounted for accordingly under ASU No. 2016-02. For short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that is reasonably certain to exercise, we elected to not recognize the ROU asset and corresponding lease liability on our consolidated balance sheet.

Operating lease ROU assets are recorded in the “Other assets” line and lease liabilities are recorded in the “Other current liabilities” and “Other liabilities” lines on our consolidated balance sheet. At March 31, 2019, the total operating lease ROU asset was $45 million.
Future minimum lease payments and recorded short- and long-term lease liabilities at March 31, 2019, for operating leases were:

Millions of Dollars

Remainder of 2019	$2
2020	3
2021	3
2022	3
2023	3
Remaining years	91
Future minimum lease payments	105
Amount representing interest or discounts	(60)
Total lease liabilities	45
Short-term lease liabilities	(1)
Long-term lease liabilities	$44

Operating lease costs and operating cash outflows for the three months ended March 31, 2019, were $1 million.

The weighted-average remaining lease term for our operating leases as of March 31, 2019, was 36 years. The weighted-average discount rate for our operating leases as of March 31, 2019, was 5.7%.

Note 6—Equity Investments and Loans

Equity Investments
The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	March 31 2019	December 31 2018

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$597	608
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	286	277
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	601	601
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	209	206
Explorer Pipeline Company (Explorer)	21.94	110	115
Gray Oak Pipeline, LLC (Gray Oak)	65.00	741	288
Paradigm Pipeline LLC (Paradigm)	50.00	144	145
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	71	71
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	24	20
STACK Pipeline LLC (STACK)	50.00	114	117
Total equity investments		$2,897	2,448

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Bakken Pipeline	$51	32
Bayou Bridge	4	5
Sand Hills	36	25
Southern Hills	13	7
Explorer	3	16
Gray Oak	—	—
Paradigm	3	2
Phillips 66 Partners Terminal	6	9
South Texas Gateway Terminal	—	—
STACK	3	2
Total equity in earnings of affiliates	$119	98

Gray Oak
In April 2018, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 100% interest in Gray Oak Holdings LLC (Holdings LLC), a limited liability company that, at that time, owned a 100% interest in Gray Oak. Gray Oak is developing and constructing the Gray Oak Pipeline system which, upon completion, will provide crude oil transportation from the Permian and Eagle Ford to destinations in Corpus Christi, Texas, and the Sweeny, Texas, area, including the Phillips 66 Sweeny Refinery. The pipeline system is anticipated to be in service by the end of 2019. We accounted for the acquisition of Holdings LLC as an acquisition of assets under common control accounting. Also in April 2018, a co-venturer acquired a 25% interest in Gray Oak, along with sufficient voting rights over key governance provisions such that we no longer could assert control over Gray Oak. As a result, we (through our consolidated subsidiary Holdings LLC) began using the equity method of accounting for our investment in Gray Oak at that time.

In December 2018, a third party exercised its option to acquire a 35% interest in Holdings LLC. Because Holdings LLC’s sole asset was its 75% ownership interest in Gray Oak, which is considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP. Rather, the third party’s cash contributions to Holdings LLC in 2019 to fund its share of previously incurred and future construction costs plus a premium to us are reflected as a long-term obligation in the “Obligation from equity interest transfer” line on our consolidated balance sheet and financing cash inflows in the “Proceeds from equity interest transfer” line on our consolidated statement of cash flows. After construction of the Gray Oak Pipeline is completed, these restrictions expire, and the sale will be recognized under GAAP. We will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35% interest will be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. During the three months ended March 31, 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls.

In February 2019, Holdings LLC transferred a 10% interest in Gray Oak to a third party that exercised a purchase option for proceeds of $81 million. This transfer was accounted for as a sale and resulted in a decrease in Holdings LLC’s ownership interest in Gray Oak from 75% to 65% and the recognition of an immaterial gain. The proceeds received from this sale are reflected as an investing cash inflow in the “Proceeds from sale of equity interest” line on our consolidated statement of cash flows. At March 31, 2019, our effective ownership interest in the Gray Oak Pipeline system was 42.25%.

Gray Oak is considered a variable interest entity because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of Gray Oak that most significantly impact economic performance. At March 31, 2019, our maximum exposure to loss was $771 million, which represented guaranteed purchase obligations of $30 million and the aggregate book value of our equity method investment in Gray Oak of $741 million.

Bakken Pipeline
In March 2019, a wholly owned subsidiary of Dakota Access, LLC (Dakota Access) closed on an offering of $2,500 million aggregate principal amount of unsecured senior notes.  The net proceeds from the issuance of these notes were used to repay amounts outstanding under existing credit facilities of Dakota Access and Energy Transfer Crude Oil Company, LLC (ETCO).  Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, if Dakota Access receives an unfavorable court ruling related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Our share of the maximum potential equity contributions under the CECU is approximately $631 million.

Related Party Loan
On March 29, 2019, we and our co-venturers executed an agreement to loan Gray Oak up to a maximum of $1,230 million to finance construction of the Gray Oak Pipeline. The amount loaned by each venturer is expected to be proportionate to its effective ownership interest. The maximum amount to be loaned by us is $520 million. Loans under this agreement are due on March 31, 2022, with early repayment permitted. On April 1, 2019, we and our co-venturers loaned Gray Oak a total of $125 million under this agreement, of which our share was $53 million.

Note 7—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. As of March 31, 2019, the classes of participating securities included common units, general partner units and incentive distribution rights (IDRs). For the three months ended March 31, 2019 and 2018, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit.

Net income earned by the Partnership is allocated between the limited partners and the General Partner (including the General Partner’s IDRs) in accordance with our partnership agreement, after giving effect to priority income allocations to the holders of the preferred units. First, earnings are allocated based on actual cash distributions declared to our unitholders, including those attributable to the General Partner’s IDRs. To the extent net income exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages, after consideration of any priority allocations of earnings. For the diluted net income per limited partner unit calculation, the preferred units are assumed to be converted at the beginning of the period into common limited partner units on a one-for-one basis, and the distribution formula for available cash in our partnership agreement is recalculated, using the original available cash amount increased only for the preferred distributions which would not have been paid after conversion.

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Net income	$198	172
Less: General partner’s distributions declared (including IDRs)*	69	51
Limited partners’ distributions declared on preferred units*	10	9
Limited partners’ distributions declared on common units*	105	88
Distributions less than net income	$14	24
*Distributions declared attributable to the indicated periods.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended March 31, 2019
Net income (millions):
Distributions declared	$105	69	10	184
Distributions less than net income	14	—	—	14
Net income (basic)	119	69	10	198
Dilutive effect of preferred units*	8
Net income (diluted)	$127

Weighted-average units outstanding—basic	124,257,933
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	138,077,724

Net income per limited partner unit—basic (dollars)	$0.96
Net income per limited partner unit—diluted (dollars)	0.92
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended March 31, 2018
Net income (millions):
Distributions declared	$88	51	9	148
Distributions less than net income	22	2	—	24
Net income (basic)	110	53	9	172
Dilutive effect of preferred units*	7
Net income (diluted)	$117

Weighted-average units outstanding—basic	121,609,520
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	135,429,311

Net income per limited partner unit—basic (dollars)	$0.91
Net income per limited partner unit—diluted (dollars)	0.87
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

On April 17, 2019, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.845 per common unit attributable to the first quarter of 2019. This distribution is payable on May 14, 2019, to unitholders of record as of April 30, 2019.

Note 8—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	March 31 2019	December 31 2018

Land	$19	19
Buildings and improvements	91	89
Pipelines and related assets*	1,400	1,398
Terminals and related assets*	711	710
Rail racks and related assets*	137	137
Processing and related assets*	863	842
Caverns and related assets*	584	584
Construction-in-progress	271	216
Gross PP&E	4,076	3,995
Less: accumulated depreciation	972	943
Net PP&E	$3,104	3,052
*Assets for which we are the lessor.

Note 9—Debt

	Millions of Dollars
	March 31 2019	December 31 2018

2.646% Senior Notes due February 2020	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Term loans due March 2020 at 3.491% at March 31, 2019	250	—
Tax-exempt bonds due April 2020 and April 2021 at 1.655% and 1.885% at March 31, 2019, and December 31, 2018, respectively	75	75
Revolving credit facility due April 2019 at 3.680% and 3.669% at March 31, 2019, and December 31, 2018, respectively	15	125
Debt at face value	3,215	3,075
Net unamortized discounts and debt issuance costs	(27)	(27)
Total debt	3,188	3,048
Short-term debt	(15)	(50)
Long-term debt	$3,173	2,998

On March 22, 2019, we entered into a senior unsecured term loan facility with a borrowing capacity of $400 million that matures on March 20, 2020. At March 31, 2019, term loans totaling $250 million were outstanding under this facility. Borrowings under this facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our credit ratings. Proceeds from term loans made under this facility were used for general partnership purposes, including repayment of amounts borrowed under our $750 million revolving credit facility. On April 1, 2019, we borrowed an additional $120 million under this term loan facility.

At March 31, 2019, $550 million of debt due within a year was classified as long-term debt based on our intent to refinance the obligation on a long-term basis and ability to do so under our revolving credit facility.

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $2,847 million and $2,660 million at March 31, 2019, and December 31, 2018, respectively. The fair value of our floating-rate debt approximated carrying value of $340 million and $200 million at March 31, 2019, and December 31, 2018, respectively.

Note 10—Equity

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three months ended March 31, 2019, on a settlement date basis, we issued an aggregate of 622,032 common units under our ATM programs, generating net proceeds of $32 million. For the three months ended March 31, 2018, we issued an aggregate of 188,815 common units under our ATM programs, generating net proceeds of $9 million. Since inception in June 2016 through March 31, 2019, we issued an aggregate of 6,872,996 common units under our ATM programs, generating net proceeds of $352 million, after broker commissions of $4 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2019, and December 31, 2018, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 12—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Cash capital expenditures and investments	$634	74
Change in capital expenditure accruals	(2)	(5)
Total capital expenditures and investments	$632	69

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018

Operating and maintenance expenses	$105	65
General and administrative expenses	17	15
Total	$122	80

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $8 million. The operational and administrative support fee is for the provision of certain services, including: logistical services; asset oversight, such as operational management and supervision; corporate engineering services, including asset integrity and regulatory services; business development services; executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services performed for our operations. Under our amended and restated operational services agreement, we reimburse Phillips 66 for the provision of certain operational services to us in support of our operating assets. Additionally, we pay Phillips 66 for insurance services provided to us and recoveries under these policies are recorded as an offset to our expenses. Operating and maintenance expenses also include volumetric gains and losses associated with volumes transported by Phillips 66.

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	March 31 2019	December 31 2018

Prepaid expenses and other current assets	$4	4
Other assets	45	—
Deferred revenues	22	60
Other current liabilities	1	—
Other liabilities	71	18

Equity Affiliate Guarantee
In 2018, we guaranteed the payment of our portion of certain purchase obligations of Gray Oak. At March 31, 2019, our maximum potential amount of future payments to third parties under the guarantee was estimated to be $30 million. Payment would be required if Gray Oak defaults on these obligations.

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

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance, financial condition, and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions identify forward-looking statements. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based midstream assets. Our operations consist of crude oil, refined petroleum products and natural gas liquids (NGL) transportation, terminaling, processing and storage assets. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint venture refineries.

We primarily generate revenue by providing fee-based transportation, terminaling, processing, storage and fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling crude oil, refined petroleum products and NGL.

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

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil, refined petroleum products and NGL that we handle in our pipeline, terminal, rail rack, processing, storage and fractionator systems. In addition, our equity affiliates generate revenue from transporting and terminaling crude oil, refined petroleum products and NGL. These volumes are primarily affected by the supply of, and demand for, crude oil, refined petroleum products and NGL in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under many of our commercial agreements.

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

Our operating and maintenance expenses are also affected by volumetric gains/losses resulting from variances in meter readings and other measurement methods, as well as volume fluctuations due to pressure and temperature changes. Under certain commercial agreements with Phillips 66, the value of any crude oil, refined petroleum product and NGL volumetric gains and losses are determined by reference to the monthly average reference price for the applicable commodity. Any gains/losses under these provisions decrease or increase, respectively, our operating and maintenance expenses in the period in which they are realized. These contractual volumetric gain/loss provisions could increase variability in our operating and maintenance expenses.

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income (loss) plus net interest expense, income taxes, depreciation and amortization.

Adjusted EBITDA is EBITDA, further adjusted for:

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

Business Environment
Since we do not own any of the crude oil, refined petroleum products and NGL we handle and do not engage in the trading of crude oil, refined petroleum products and NGL, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2019, is based on a comparison with the corresponding period of 2018.

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Revenues and Other Income
Operating revenues—related parties	$296	249
Operating revenues—third parties	6	7
Equity in earnings of affiliates	119	98
Other income	2	1
Total revenues and other income	423	355

Costs and Expenses
Operating and maintenance expenses	139	97
Depreciation	29	28
General and administrative expenses	18	16
Taxes other than income taxes	11	10
Interest and debt expense	27	30
Total costs and expenses	224	181
Income before income taxes	199	174
Income tax expense	1	2
Net income	198	172
Less: Preferred unitholders’ interest in net income	10	9
Less: General partner’s interest in net income	69	53
Limited partners’ interest in net income	$119	110

Net cash provided by operating activities	$205	171

Adjusted EBITDA	$281	247

Distributable cash flow	$226	194

	Three Months Ended March 31
	2019	2018
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$109	102
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	959	947
Refined petroleum products and NGL	768	798
Total	1,727	1,745

Average pipeline revenue per barrel (dollars)	$0.70	0.65

Terminals
Terminal revenues (millions of dollars)	$40	39
Terminal throughput (thousands of barrels daily)
Crude oil(2)	471	483
Refined petroleum products	772	719
Total	1,243	1,202

Average terminaling revenue per barrel (dollars)	$0.35	0.36

Storage, processing and other revenues (millions of dollars)	$153	115
Total operating revenues (millions of dollars)	$302	256

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	687	603
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

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Reconciliation to Net Income
Net income	$198	172
Plus:
Depreciation	29	28
Net interest expense	27	29
Income tax expense	1	2
EBITDA	255	231
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	26	15
Expenses indemnified or prefunded by Phillips 66	—	—
Transaction costs associated with acquisitions	—	1
Adjusted EBITDA	281	247
Plus:
Deferred revenue impacts*†	—	5
Less:
Equity affiliate distributions less than proportional EBITDA	9	10
Maintenance capital expenditures†	9	10
Net interest expense	27	29
Preferred unit distributions	10	9
Distributable cash flow	$226	194
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$205	171
Plus:
Net interest expense	27	29
Income tax expense	1	2
Changes in working capital	34	(17)
Undistributed equity earnings	(2)	8
Deferred revenues and other liabilities	(9)	38
Other	(1)	—
EBITDA	255	231
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	26	15
Expenses indemnified or prefunded by Phillips 66	—	—
Transaction costs associated with acquisitions	—	1
Adjusted EBITDA	281	247
Plus:
Deferred revenue impacts*†	—	5
Less:
Equity affiliate distributions less than proportional EBITDA	9	10
Maintenance capital expenditures†	9	10
Net interest expense	27	29
Preferred unit distributions	10	9
Distributable cash flow	$226	194
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues increased $46 million, or 18%, in the first quarter of 2019. The increase was primarily due to the recognition of previously deferred revenues associated with fees charged to Phillips 66 related to turnaround activity at Merey Sweeny LLC (Merey Sweeny), and higher volumes and rates on wholly owned assets.

Equity in earnings of affiliates increased $21 million in the first quarter of 2019. The increase was primarily attributable to higher earnings from Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline, Sand Hills Pipeline, LLC (Sand Hills) and Southern Hills Pipeline, LLC (Southern Hills), primarily due to improved volumes. These higher earnings were offset by a decrease in earnings from Explorer Pipeline Company due to lower volumes.

Operating and maintenance expenses increased by $42 million, or 43%, in the first quarter of 2019. The increase was primarily due to turnaround activity at Merey Sweeny.

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

Operating Activities
We generated $205 million in cash from operations during the first three months of 2019, an improvement over cash from operations of $171 million for the corresponding period of 2018. The improvement was primarily driven by higher operating revenues and distributions from equity affiliates, partially offset by higher operating and maintenance expenses.

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three months ended March 31, 2019, on a settlement date basis, we issued an aggregate of 622,032 common units under our ATM programs, generating net proceeds of $32 million. For the three months ended March 31, 2018, we issued an aggregate of 188,815 common units under our ATM programs, generating net proceeds of $9 million. Since inception in June 2016 through March 31, 2019, we issued an aggregate of 6,872,996 common units under our ATM programs, generating net proceeds of $352 million, after broker commissions of $4 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
At March 31, 2019, and December 31, 2018, we had an aggregate of $15 million and $125 million, respectively, borrowed and outstanding under our $750 million revolving credit facility.

Term Loan Facility
On March 22, 2019, we entered into a senior unsecured term loan facility with a borrowing capacity of $400 million that matures on March 20, 2020. At March 31, 2019, term loans totaling $250 million were outstanding under this facility. Borrowings under this facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our credit ratings. Proceeds from term loans made under this facility were used for general partnership purposes, including repayment of amounts borrowed under our $750 million revolving credit facility.

On April 1, 2019, we borrowed an additional $120 million under this term loan facility.

Transfers of Equity Interests
In December 2018, a third party exercised an option to acquire a 35% interest in Gray Oak Holdings LLC (Holdings LLC), a consolidated subsidiary. This transfer did not qualify as a sale under GAAP because of certain restrictions placed on the acquirer. The contributions received by Holdings LLC from the third party to cover capital calls from Gray Oak Pipeline, LLC (Gray Oak) are presented as a long-term obligation on our consolidated balance sheet and financing cash inflows on our consolidated statement of cash flows until construction of the Gray Oak Pipeline is completed and the restrictions expire. During the first three months of 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls.

In February 2019, Holdings LLC sold a 10% ownership interest in Gray Oak to a third party that exercised a purchase option for proceeds of $81 million. The proceeds received from this sale are presented as an investing cash inflow on our consolidated statement of cash flows.

See Note 6—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for additional information regarding these transactions.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests, preferred units representing limited partner interests, and debt securities.

Off-Balance Sheet Arrangements
In March 2019, a wholly owned subsidiary of Dakota Access closed on an offering of $2,500 million aggregate principal amount of unsecured senior notes.  The net proceeds from the issuance of these notes were used to repay amounts outstanding under existing credit facilities of Dakota Access and ETCO.  Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, if Dakota Access receives an unfavorable court ruling related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Our share of the maximum potential equity contributions under the CECU is approximately $631 million.

In 2018, we guaranteed the payment of our portion of certain purchase obligations of Gray Oak. At March 31, 2019, our maximum potential amount of future payments to third parties under the guarantee was estimated to be $30 million. Payment would be required if Gray Oak defaults on these obligations.

Capital Requirements

Capital Expenditures and Investments
Our operations are capital intensive and require investments to expand, upgrade, maintain or enhance existing operations and to meet environmental and operational requirements of our wholly owned and joint venture entities. Our capital requirements consist of maintenance and expansion capital expenditures, as well as contributions to our joint ventures. Expansion capital expenditures are those made to expand and upgrade our systems and facilities and to construct or acquire new systems or facilities to grow our business, including contributions to joint ventures that are using the contributed funds for such purposes. In contrast, maintenance capital expenditures are those made to replace partially or fully depreciated assets, to maintain the existing operating capacity of our assets and to extend their useful lives, or to maintain existing system volumes and related cash flows.

Our capital expenditures and investments represent the total spending for our capital requirements. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of consolidated capital spending funded by certain of our Gray Oak joint venture partners from our sale or transfer of equity interests to them. Additionally, the disaggregation of adjusted capital spending between expansion and maintenance is not a distinction recognized under GAAP. We disaggregate adjusted capital spending because our partnership agreement requires that we treat expansion and maintenance capital differently for certain surplus determinations. Further, we generally fund expansion capital spending with both operating and financing cash flows and fund maintenance capital spending with operating cash flows.

Our capital expenditures and investments were:

	Millions of Dollars
	Three Months Ended March 31
	2019	2018
Capital expenditures and investments
Capital expenditures and investments	$632	69
Capital expenditures and investments funded by Gray Oak joint venture partners*	(422)	—
Adjusted capital spending	$210	69

Expansion	$195	57
Maintenance	15	12
*See Note 6—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for additional information.

Our capital expenditures and investments for the first three months of 2019 were primarily associated with the following activities:

•
Contributions to Gray Oak to progress construction of the pipeline, which will provide crude oil transportation from the Permian and Eagle Ford to destinations in Corpus Christi, Texas, and the Sweeny, Texas, area, including the Phillips 66 Sweeny Refinery. Due to cost pressures from increased steel costs, escalating labor rates, and higher right-of-way costs, the projected total cost of the Gray Oak project has been increased to approximately $2.7 billion on a 100% basis.  As a result, we now expect our 2019 adjusted capital spending will be in the range of $700 million to $750 million.

•	Construction activities related to a new isomerization unit at the Phillips 66 Lake Charles Refinery.

•	Construction activities related to increasing storage capacity at Clemens Caverns.

•	Contributions to Bayou Bridge Pipeline, LLC (Bayou Bridge) to complete the pipeline segment from Lake Charles, Louisiana to St. James, Louisiana.

•	Construction activities related to increasing capacity on the Sweeny to Pasadena refined petroleum products pipeline.

•	Spending associated with other return, reliability and maintenance projects.

Related Party Loan
On March 29, 2019, we and our co-venturers executed an agreement to loan Gray Oak up to a maximum of $1,230 million to finance construction of the Gray Oak Pipeline. The amount loaned by each venturer is expected to be proportionate to its effective ownership interest. The maximum amount to be loaned by us is $520 million. Loans under this agreement are due on March 31, 2022, with early repayment permitted. We expect any amounts outstanding under this agreement to be repaid upon completion of project-level financing. On April 1, 2019, we and our co-venturers loaned Gray Oak a total of $125 million under this agreement, of which our share was $53 million.

Cash Distributions
On April 17, 2019, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.845 per common unit which, combined with distributions to our General Partner, and excluding distributions to holders of our preferred units, resulted in a total distribution of $174 million attributable to the first quarter of 2019. This distribution is payable on May 14, 2019, to unitholders of record as of April 30, 2019.

Cash distributions are made to our General Partner in respect of its general partner interest and its ownership of all IDRs, which entitle our General Partner to receive increasing percentages, up to 50%, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on April 17, 2019, our General Partner will receive 40% of the first-quarter 2019 cash distribution, excluding preferred unit distributions, in respect of its general partner interest and its ownership of all IDRs.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit. Preferred unitholders received $9 million of distributions in the first quarter of 2019 that were attributable to the fourth quarter of 2018.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2019, and December 31, 2018, we did not have any material accrued contingent liabilities associated with litigation matters.

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

We based the forward-looking statements on our current expectations, estimates and projections about us and the industries in which we operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•	The continued ability of Phillips 66 to satisfy its obligations under our commercial and other agreements.

•	Reductions in the volume of crude oil, refined petroleum products and NGL we transport, fractionate, process, terminal and store.

•	Changes to the tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.

•	Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.

•	Fluctuations in the prices and demand for crude oil, refined petroleum products and NGL.

•	Changes in global economic conditions and the effects of a global economic downturn on the business of Phillips 66 and the business of its suppliers, customers, business partners and credit lenders.

•	Potential liabilities associated with the risks and operational hazards inherent in transporting, fractionating, processing, terminaling and storing crude oil, refined petroleum products and NGL.

•
Curtailment of operations due to severe weather disruption or natural disasters; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.

•	Accidents or other unscheduled shutdowns affecting our pipelines, processing, fractionating, terminaling, and storage facilities or equipment, or those of our suppliers or customers.

•	Our inability to obtain or maintain permits in a timely manner, if at all, including those necessary for capital projects, or the revocation or modification of existing permits.

•	Our inability to comply with government regulations or make capital expenditures required to maintain compliance.

•	The failure to complete construction of announced and future capital projects in a timely manner and any cost overruns associated with such projects.

•	Our ability to successfully execute growth strategies, whether through organic growth or acquisitions.

•	The operation, financing and distribution decisions of our joint ventures.

•	Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.

•	Costs associated with compliance with evolving environmental laws and regulations on climate change.

•	Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.

•	Changes in the cost or availability of third-party vessels, pipelines, railcars and other means of delivering and transporting crude oil, refined petroleum products and NGL.

•	Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•	Our ability to comply with the terms of our credit facility, indebtedness and other financing arrangements, which, if accelerated, we may not be able to repay.

•
Our ability to incur additional indebtedness or our ability to obtain financing on terms that we deem acceptable, including the refinancing of our current obligations; higher interest rates and costs of financing would increase our expenses.

•	Changes in tax, environmental and other laws and regulations.

•	The factors generally described in “Item 1A. Risk Factors” in our 2018 Annual Report on Form 10-K filed with the SEC on February 22, 2019.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2019, did not differ materially from that disclosed under Item 7A of our 2018 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission (SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2019, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2019.

Effective January 1, 2019, we adopted Financial Accounting Standards Board Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842).”  Changes were made to our business processes, including information systems, to capture the additional recording and reporting obligations required by the new ASU.  To maintain adequate controls over these new business processes and information systems, we evaluated, updated and added new internal controls over financial reporting applicable to lease accounting and reporting. There have been no other changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2018 Annual Report on Form 10-K.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.1	Credit Agreement, dated as of March 22, 2019, among Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Bank of Montreal, as administrative agent, BMO Capital Markets and Wells Fargo Bank, National Association, as joint lead arrangers and joint book runners, and the lender parties thereto.	8-K	10.1	3/22/2019	001-36011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: April 30, 2019