Form 10-Q
period 2019-06-30
PHILLIPS 66 PARTNERS LP
filed 2019-07-26
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
(Address of principal executive offices) (Zip Code)
(855) 283-9237
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units, Representing Limited Partnership Interests	PSXP	New York Stock Exchange
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒   No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes  ☒   No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated file	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 124,938,423 common units outstanding as of June 30, 2019.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues and Other Income
Operating revenues—related parties	$256	244	552	493
Operating revenues—third parties	7	10	13	17
Equity in earnings of affiliates	137	100	256	198
Other income	1	—	3	1
Total revenues and other income	401	354	824	709

Costs and Expenses
Operating and maintenance expenses	85	85	224	182
Depreciation	29	29	58	57
General and administrative expenses	17	16	35	32
Taxes other than income taxes	9	9	20	19
Interest and debt expense	27	29	54	59
Total costs and expenses	167	168	391	349
Income before income taxes	234	186	433	360
Income tax expense	1	—	2	2
Net income	233	186	431	358
Less: Preferred unitholders’ interest in net income	9	10	19	19
Less: General partner’s interest in net income	71	55	140	108
Limited partners’ interest in net income	$153	121	272	231

Net Income Per Limited Partner Unit (dollars)
Common units—basic	$1.23	0.99	2.19	1.89
Common units—diluted	1.15	0.94	2.07	1.80

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	124,824	122,189	124,543	121,901
Common units—diluted	138,644	136,008	138,362	135,720
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net Income	$233	186	431	358
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive Income	$233	186	431	358
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	June 30 2019	December 31 2018
Assets
Cash and cash equivalents	$130	1
Accounts receivable—related parties	85	90
Accounts receivable—third parties	3	5
Materials and supplies	13	13
Prepaid expenses and other current assets	9	20
Total current assets	240	129
Equity investments	2,912	2,448
Net properties, plants and equipment	3,158	3,052
Goodwill	185	185
Other assets	49	5
Total Assets	$6,544	5,819

Liabilities
Accounts payable—related parties	$19	22
Accounts payable—third parties	74	88
Accrued interest	37	36
Deferred revenues	17	60
Short-term debt	150	50
Accrued property and other taxes	18	9
Other current liabilities	2	5
Total current liabilities	317	270
Long-term debt	3,174	2,998
Obligation from equity interest transfer	341	—
Other liabilities	96	42
Total Liabilities	3,928	3,310

Equity
Preferred unitholders (2019 and 2018—13,819,791 units issued and outstanding)	746	746
Common unitholders—public (2019—56,178,286 units issued and outstanding; 2018—55,343,918 units issued and outstanding)	2,555	2,485
Common unitholder—Phillips 66 (2019 and 2018—68,760,137 units issued and outstanding)	626	592
General partner—Phillips 66 (2019 and 2018—2,480,051 units issued and outstanding)	(1,310)	(1,313)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,616	2,509
Total Liabilities and Equity	$6,544	5,819
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	2019	2018
Cash Flows From Operating Activities
Net income	$431	358
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	58	57
Undistributed equity earnings	3	(7)
Other liabilities	12	(38)
Working capital adjustments
Accounts receivable	6	(3)
Prepaid expenses and other current assets	12	—
Accounts payable	(3)	(3)
Accrued interest	—	2
Deferred revenues	(46)	30
Other accruals	8	1
Net Cash Provided by Operating Activities	481	397

Cash Flows From Investing Activities
Cash capital expenditures and investments	(759)	(234)
Advances/loans—related party	(95)	—
Collection of advances/loans—related party	95	—
Return of investment from equity affiliates	35	22
Proceeds from sale of equity interest	81	—
Net Cash Used in Investing Activities	(643)	(212)

Cash Flows From Financing Activities
Proceeds from equity interest transfer	341	—
Issuance of debt	860	—
Repayment of debt	(585)	—
Issuance of common units	42	67
Quarterly distributions to preferred unitholders	(19)	(18)
Quarterly distributions to common unitholders—public	(93)	(74)
Quarterly distributions to common unitholder—Phillips 66	(116)	(96)
Quarterly distributions to General Partner—Phillips 66	(136)	(98)
Other distributions to Phillips 66	(3)	—
Net Cash Provided by (Used in) Financing Activities	291	(219)

Net Change in Cash and Cash Equivalents	129	(34)
Cash and cash equivalents at beginning of period	1	185
Cash and Cash Equivalents at End of Period	$130	151
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Total

March 31, 2019	$747	2,523	600	(1,315)	(1)	2,554
Issuance of common units	—	10	—	—	—	10
Net income	9	69	84	71	—	233
Quarterly cash distributions to unitholders and General Partner ($0.845 per common unit)	(10)	(47)	(58)	(69)	—	(184)
Other contributions from Phillips 66	—	—	—	3	—	3
June 30, 2019	$746	2,555	626	(1,310)	(1)	2,616

March 31, 2018	$746	2,308	519	(1,338)	(1)	2,234
Cumulative effect of accounting change	—	—	1	—	—	1
Issuance of common units	—	58	—	—	—	58
Net income	10	53	68	55	—	186
Quarterly cash distributions to unitholders and General Partner ($0.714 per common unit)	(9)	(38)	(50)	(51)	—	(148)
Other contributions from Phillips 66	—	—	—	2	—	2
June 30, 2018	$747	2,381	538	(1,332)	(1)	2,333

	Units
	Three Months Ended June 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partners Units Phillips 66	Total Units

March 31, 2019	13,819,791	55,965,950	68,760,137	2,480,051	141,025,929
Units issued in public equity offerings	—	212,336	—	—	212,336
June 30, 2019	13,819,791	56,178,286	68,760,137	2,480,051	141,238,265

March 31, 2018	13,819,791	53,000,637	68,760,137	2,480,051	138,060,616
Units issued in public equity offerings	—	1,152,119	—	—	1,152,119
June 30, 2018	13,819,791	54,152,756	68,760,137	2,480,051	139,212,735
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Total

December 31, 2018	746	2,485	592	(1,313)	(1)	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	(1)
Issuance of common units	—	42	—	—	—	42
Net income	19	122	150	140	—	431
Quarterly cash distributions to unitholders and General Partner ($1.680 per common unit)	(19)	(93)	(116)	(136)	—	(364)
Other distributions to Phillips 66	—	—	—	(1)	—	(1)
June 30, 2019	746	2,555	626	(1,310)	(1)	2,616

December 31, 2017	746	2,274	487	(1,345)	(1)	2,161
Cumulative effect of accounting change	—	13	17	1	—	31
Issuance of common units	—	67	—	—	—	67
Net income	19	101	130	108	—	358
Quarterly cash distributions to unitholders and General Partner ($1.392 per common unit)	(18)	(74)	(96)	(98)	—	(286)
Other contributions from Phillips 66	—	—	—	2	—	2
June 30, 2018	747	2,381	538	(1,332)	(1)	2,333

	Units
	Six Months Ended June 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partners Units Phillips 66	Total Units

December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	834,368	—	—	834,368
June 30, 2019	13,819,791	56,178,286	68,760,137	2,480,051	141,238,265

December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	1,340,934	—	—	1,340,934
June 30, 2018	13,819,791	54,152,756	68,760,137	2,480,051	139,212,735
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2018 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2019, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

Note 3—Changes in Accounting Principles

Effective January 1, 2019, we early adopted Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The adoption of the ASU did not have a material impact on our consolidated financial statements.

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

For arrangements where we are the lessor, effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of ASU No. 2016-02, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element. We recorded a noncash cumulative effect adjustment of $1 million to decrease our opening equity balance as of January 1, 2019. See Note 4—Operating Revenues, for additional impacts of adopting this ASU, including new lease disclosures required for lessors.

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
Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Pipelines	$117	111	226	213
Terminals	39	38	79	77
Storage, processing and other revenues	107	105	260	220
Total operating revenues	$263	254	565	510

The majority of our agreements with Phillips 66 are considered operating leases under GAAP. For reporting periods prior to our adoption of the new lease accounting standard, ASU No. 2016-02, as of January 1, 2019, the lease and service elements included in these contracts were separated with the lease element recognized in accordance with the existing lease accounting standard and the service element recognized in accordance with the revenue accounting standard. Effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of ASU No. 2016-02, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element. As a result of our change in accounting policy, our lease and service revenues, lease and service accounts receivable and lease and service deferred revenues reported for the three and six months ended June 30, 2019, are not prepared on the same basis as the amounts reported for the three and six months ended June 30, 2018.

Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Lease revenues	$214	143	471	287
Service revenues	49	111	94	223
Total operating revenues	$263	254	565	510

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	June 30 2019	December 31 2018

Lease receivables	$69	53
Service receivables	19	41
Other receivables	—	1
Total accounts receivables	$88	95

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

	Millions of Dollars
	June 30 2019	December 31 2018

Deferred lease revenues	$42	73
Deferred service revenues	1	6
Total deferred revenues	$43	79

Future Minimum Lease Payments from Customers
At June 30, 2019, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

Remainder of 2019	$325
2020	644
2021	639
2022	627
2023	585
Remaining years	1,570
Total future minimum lease payments from customers	$4,390

Remaining Service Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 11 years. These contracts include both fixed and variable transaction price components. At June 30, 2019, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2019	$72
2020	139
2021	131
2022	130
2023	130
Remaining years	754
Total future service revenues	$1,356

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
Effective with our implementation of ASU No. 2016-02, we elected to discount lease obligations using our incremental borrowing rate. For all leases, we elected the practical expedient to not separate service and lease costs. Our right-of-way agreements in effect prior to January 1, 2019, were not accounted for as leases as they were not initially determined to be leases at their commencement dates. However, modifications to these agreements or new agreements will be assessed and accounted for accordingly under ASU No. 2016-02. For short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised, we elected to not recognize the ROU asset and corresponding lease liability on our consolidated balance sheet.

Operating lease ROU assets are recorded in the “Other assets” line and lease liabilities are recorded in the “Other current liabilities” and “Other liabilities” lines on our consolidated balance sheet. At June 30, 2019, the total operating lease ROU asset was $44 million.
Future minimum lease payments and recorded short- and long-term lease liabilities at June 30, 2019, for operating leases were:

Millions of Dollars

Remainder of 2019	$2
2020	3
2021	3
2022	3
2023	3
Remaining years	93
Future minimum lease payments	107
Amount representing interest or discounts	(63)
Total lease liabilities	44
Short-term lease liabilities	(1)
Long-term lease liabilities	$43

Operating lease costs and operating cash outflows for the three and six months ended June 30, 2019, were $1 million.

The weighted-average remaining lease term for our operating leases as of June 30, 2019, was 36 years. The weighted-average discount rate for our operating leases as of June 30, 2019, was 5.9%.

Note 6—Equity Investments and Loans

Equity Investments
The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	June 30 2019	December 31 2018

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$590	608
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	296	277
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	600	601
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	209	206
Explorer Pipeline Company (Explorer)	21.94	107	115
Gray Oak Pipeline, LLC (Gray Oak)	65.00	745	288
Paradigm Pipeline LLC (Paradigm)	50.00	145	145
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	70	71
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	36	20
STACK Pipeline LLC (STACK)	50.00	114	117
Total equity investments		$2,912	2,448

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Bakken Pipeline	$58	39	109	71
Bayou Bridge	8	3	12	8
Sand Hills	38	31	74	56
Southern Hills	11	9	24	16
Explorer	11	8	14	24
Gray Oak	—	—	—	—
Paradigm	3	2	6	4
Phillips 66 Partners Terminal	6	6	12	15
South Texas Gateway Terminal	—	—	—	—
STACK	2	2	5	4
Total equity in earnings of affiliates	$137	100	256	198

Gray Oak
In April 2018, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 100% interest in Gray Oak Holdings LLC (Holdings LLC), a limited liability company that, at that time, owned a 100% interest in Gray Oak. Gray Oak is developing and constructing the Gray Oak Pipeline which, upon completion, will provide crude oil transportation from the Permian and Eagle Ford to destinations in Corpus Christi, Texas, and the Sweeny, Texas, area, including the Phillips 66 Sweeny Refinery. The pipeline system is anticipated to be in service by the end of 2019. We accounted for the acquisition of Holdings LLC as an acquisition of assets under common control accounting. Also in April 2018, a co-venturer acquired a 25% interest in Gray Oak, along with sufficient voting rights over key governance provisions such that we no longer could assert control over Gray Oak. As a result, we (through our consolidated subsidiary Holdings LLC) began using the equity method of accounting for our investment in Gray Oak at that time.

In December 2018, a third party exercised its option to acquire a 35% interest in Holdings LLC. Because Holdings LLC’s sole asset was its 75% ownership interest in Gray Oak, which is considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP. Rather, the third party’s cash contributions to Holdings LLC in 2019 to fund its share of previously incurred and future construction costs plus a premium to us are reflected as a long-term obligation in the “Obligation from equity interest transfer” line on our consolidated balance sheet and financing cash inflows in the “Proceeds from equity interest transfer” line on our consolidated statement of cash flows. After construction of the Gray Oak Pipeline is fully completed, these restrictions expire, and the sale will be recognized under GAAP. We will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35% interest will be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. During the six months ended June 30, 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls.

In February 2019, Holdings LLC transferred a 10% interest in Gray Oak to a third party that exercised a purchase option, for proceeds of $81 million. This transfer was accounted for as a sale and resulted in a decrease in Holdings LLC’s ownership interest in Gray Oak from 75% to 65% and the recognition of an immaterial gain. The proceeds received from this sale are reflected as an investing cash inflow in the “Proceeds from sale of equity interest” line on our consolidated statement of cash flows. At June 30, 2019, our effective ownership interest in the Gray Oak Pipeline was 42.25%.

In June 2019, Gray Oak entered into a third-party term loan facility with an initial borrowing capacity of $1,230 million, which was increased in July 2019 to $1,317 million.  Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak up to the total outstanding loan amount.  Under the agreement, our maximum potential amount of future obligations is $556 million, plus any accrued interest and associated fees, which would be required if the term loan facility is fully utilized and Gray Oak defaults on its obligations.  At June 30, 2019, Gray Oak had borrowings of $551 million outstanding, and our 42.25% proportionate exposure was $233 million.  The net proceeds from the term loan were used by Gray Oak for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that we and our co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak in June.  Our total related party loan to and repayment received from Gray Oak was $95 million during the second quarter of 2019.

Gray Oak is considered a variable interest entity because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of Gray Oak that most significantly impact economic performance. At June 30, 2019, our maximum exposure to loss was $978 million, which represented our guarantee of the third-party term loan facility of $233 million and the aggregate book value of our equity method investment in Gray Oak of $745 million.

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

Note 7—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. Because we have more than one class of participating securities, we use the two-class method to calculate the net income per unit applicable to the limited partners. As of June 30, 2019, the classes of participating securities included common units, general partner units and incentive distribution rights (IDRs). For the three and six months ended June 30, 2019 and 2018, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit.

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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Net income	$233	186	431	358
Less:
General partner’s distributions declared (including IDRs)*	70	57	139	108
Limited partners’ distributions declared on preferred units*	9	10	19	19
Limited partners’ distributions declared on common units*	107	91	212	179
Distributions less than net income	$47	28	61	52
*Distributions declared attributable to the indicated periods.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended June 30, 2019
Net income (millions):
Distributions declared	$107	70	9	186
Distributions less than net income	46	1	—	47
Net income (basic)	153	71	9	233
Dilutive effect of preferred units*	6
Net income (diluted)	$159

Weighted-average units outstanding—basic	124,824,010
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	138,643,801

Net income per limited partner unit—basic (dollars)	$1.23
Net income per limited partner unit—diluted (dollars)	1.15

Three Months Ended June 30, 2018
Net income (millions):
Distributions declared	$91	57	10	158
Distributions less than (more than) net income	30	(2)	—	28
Net income (basic)	121	55	10	186
Dilutive effect of preferred units*	7
Net income (diluted)	$128

Weighted-average units outstanding—basic	122,188,646
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	136,008,437

Net income per limited partner unit—basic (dollars)	$0.99
Net income per limited partner unit—diluted (dollars)	0.94
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with
   IDRs, pursuant to the available cash formula in the partnership agreement.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Six Months Ended June 30, 2019
Net income (millions):
Distributions declared	$212	139	19	370
Distributions less than net income	60	1	—	61
Net income (basic)	272	140	19	431
Dilutive effect of preferred units*	14
Net income (diluted)	$286

Weighted-average units outstanding—basic	124,542,536
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	138,362,327

Net income per limited partner unit—basic (dollars)	$2.19
Net income per limited partner unit—diluted (dollars)	2.07

Six Months Ended June 30, 2018
Net income (millions):
Distributions declared	$179	108	19	306
Distributions less than net income	52	—	—	52
Net income (basic)	231	108	19	358
Dilutive effect of preferred units*	14
Net income (diluted)	$245

Weighted-average units outstanding—basic	121,900,683
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	135,720,474

Net income per limited partner unit—basic (dollars)	$1.89
Net income per limited partner unit—diluted (dollars)	1.80
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with
   IDRs, pursuant to the available cash formula in the partnership agreement.

On July 17, 2019, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.855 per common unit attributable to the second quarter of 2019. This distribution is payable on August 13, 2019, to unitholders of record as of July 31, 2019.

Note 8—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2019	December 31 2018

Land	$19	19
Buildings and improvements	92	89
Pipelines and related assets*	1,405	1,398
Terminals and related assets*	717	710
Rail racks and related assets*	137	137
Processing and related assets*	889	842
Caverns and related assets*	585	584
Construction-in-progress	314	216
Gross PP&E	4,158	3,995
Accumulated depreciation	(1,000)	(943)
Net PP&E	$3,158	3,052
*Assets for which we are the lessor.

Note 9—Debt

	Millions of Dollars
	June 30 2019	December 31 2018

2.646% Senior Notes due February 2020	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Term loans due March 2020 at 3.167% at June 30, 2019	400	—
Tax-exempt bonds due April 2020 and April 2021 at 2.105% and 1.885% at June 30, 2019, and December 31, 2018, respectively	75	75
Revolving credit facility due January 2019 at 3.669% at December 31, 2018	—	125
Debt at face value	3,350	3,075
Net unamortized discounts and debt issuance costs	(26)	(27)
Total debt	3,324	3,048
Short-term debt	(150)	(50)
Long-term debt	$3,174	2,998

On March 22, 2019, we entered into a senior unsecured term loan facility with a borrowing capacity of $400 million that matures on March 20, 2020. At June 30, 2019, term loans totaling $400 million were outstanding under this facility. Borrowings under this facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our credit ratings. Proceeds from term loans made under this facility were used for general partnership purposes, including repayment of amounts borrowed under our $750 million revolving credit facility.

As of June 30, 2019, no amount had been directly drawn under our $750 million revolving credit facility; however, $1 million in letters of credit had been issued that were supported by this facility. As of December 31, 2018, we had an aggregate of $125 million borrowed and outstanding under the credit facility.

At June 30, 2019, $575 million of debt due within a year was classified as long-term debt based on our intent to refinance the obligation on a long-term basis and ability to do so under our revolving credit facility.

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $2,962 million and $2,660 million at June 30, 2019, and December 31, 2018, respectively. The fair value of our floating-rate debt approximated carrying value of $475 million and $200 million at June 30, 2019, and December 31, 2018, respectively.

Note 10—Equity

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three and six months ended June 30, 2019, on a settlement date basis, we issued an aggregate of 212,336 and 834,368 common units under our ATM programs, generating net proceeds of $10 million and $42 million, respectively. For the three and six months ended June 30, 2018, we issued an aggregate of 1,152,119 and 1,340,934 common units under our ATM programs, generating net proceeds of $58 million and $67 million, respectively. Since inception in June 2016 through June 30, 2019, we issued an aggregate of 7,085,332 common units under our ATM programs, generating net proceeds of $361 million, after broker commissions of $4 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2019, and December 31, 2018, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 12—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Six Months Ended June 30
	2019	2018

Cash capital expenditures and investments	$759	234
Change in capital expenditure accruals	(13)	14
Total capital expenditures and investments	$746	248

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

Amended and Restated Operational Services Agreement
Under our amended and restated operational services agreement, we reimburse Phillips 66 for certain operational services in support of our pipelines, terminaling, processing, and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time.

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018

Operating and maintenance expenses	$50	50	155	115
General and administrative expenses	16	15	33	30
Total	$66	65	188	145

We pay Phillips 66 a monthly operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $8 million. The operational and administrative support fee is for the provision of certain services, including: logistical services; asset oversight, such as operational management and supervision; corporate engineering services, including asset integrity and regulatory services; business development services; executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; investor relations; tax matters; and public company reporting services. We also reimburse Phillips 66 for all other direct or allocated costs incurred on behalf of us, pursuant to the terms of our amended omnibus agreement. The classification of these charges between operating and maintenance expenses and general and administrative expenses is based on the functional nature of the services performed for our operations. Under our amended and restated operational services agreement, we reimburse Phillips 66 for the provision of certain operational services in support of our operating assets. Additionally, we pay Phillips 66 for insurance services provided to us, and recoveries under these policies are recorded as an offset to our expenses. Operating and maintenance expenses also include volumetric gains and losses associated with volumes transported by Phillips 66.

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	June 30 2019	December 31 2018

Prepaid expenses and other current assets	$4	4
Other assets	44	—
Deferred revenues	16	60
Other current liabilities	1	—
Other liabilities	70	18

Equity Affiliate Guarantee
In June 2019, we issued a guarantee for 42.25% of the third-party term loan facility for Gray Oak. See Note 6—Equity Investments and Loans, for additional information.

Note 14—Subsequent Event

On July 24, 2019, we executed a definitive agreement to eliminate all of Phillips 66’s IDRs and its general partner economic interest in exchange for 101 million newly issued common units.  Pursuant to the definitive agreement, the IDRs will be eliminated and the general partner economic interest will be converted into a non-economic general partner interest.  After the transaction closes, Phillips 66 will own approximately 170 million PSXP common units, representing approximately 75% of our outstanding common units.  As a result of the transaction, the General Partner’s negative equity balance of approximately $1.3 billion will transfer to Phillips 66’s limited partner equity account.  The transaction is scheduled to close on August 1, 2019.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2019, is based on a comparison with the corresponding period of 2018.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Revenues and Other Income
Operating revenues—related parties	$256	244	552	493
Operating revenues—third parties	7	10	13	17
Equity in earnings of affiliates	137	100	256	198
Other income	1	—	3	1
Total revenues and other income	401	354	824	709

Costs and Expenses
Operating and maintenance expenses	85	85	224	182
Depreciation	29	29	58	57
General and administrative expenses	17	16	35	32
Taxes other than income taxes	9	9	20	19
Interest and debt expense	27	29	54	59
Total costs and expenses	167	168	391	349
Income before income taxes	234	186	433	360
Income tax expense	1	—	2	2
Net income	233	186	431	358
Less: Preferred unitholders’ interest in net income	9	10	19	19
Less: General partner’s interest in net income	71	55	140	108
Limited partners’ interest in net income	$153	121	272	231

Net cash provided by operating activities	$276	226	481	397

Adjusted EBITDA	$319	276	600	523

Distributable cash flow	$254	204	480	398

	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$117	111	226	213
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	1,000	1,020	980	984
Refined petroleum products and NGL	995	920	882	859
Total	1,995	1,940	1,862	1,843

Average pipeline revenue per barrel (dollars)	$0.64	0.63	0.67	0.64

Terminals
Terminal revenues (millions of dollars)	$39	38	79	77
Terminal throughput (thousands of barrels daily)
Crude oil(2)	456	471	463	477
Refined petroleum products	809	806	773	763
Total	1,265	1,277	1,236	1,240

Average terminaling revenue per barrel (dollars)	$0.33	0.33	0.34	0.34

Storage, processing and other revenues (millions of dollars)	$107	105	260	220
Total operating revenues (millions of dollars)	$263	254	565	510

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	772	638	730	621
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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Reconciliation to Net Income
Net income	$233	186	431	358
Plus:
Depreciation	29	29	58	57
Net interest expense	26	29	53	58
Income tax expense	1	—	2	2
EBITDA	289	244	544	475
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	29	28	55	43
Expenses indemnified or prefunded by Phillips 66	1	1	1	1
Transaction costs associated with acquisitions	—	3	—	4
Adjusted EBITDA	319	276	600	523
Plus:
Deferred revenue impacts*†	(4)	(5)	(4)	—
Less:
Equity affiliate distributions less than proportional EBITDA	13	18	22	28
Maintenance capital expenditures†	12	10	21	20
Net interest expense	26	29	53	58
Preferred unit distributions	9	10	19	19
Income taxes paid	1	—	1	—
Distributable cash flow	$254	204	480	398
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2019	2018	2019	2018
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$276	226	481	397
Plus:
Net interest expense	26	29	53	58
Income tax expense	1	—	2	2
Changes in working capital	(11)	(10)	23	(27)
Undistributed equity earnings	(1)	(1)	(3)	7
Deferred revenues and other liabilities	1	5	(8)	43
Other	(3)	(5)	(4)	(5)
EBITDA	289	244	544	475
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	29	28	55	43
Expenses indemnified or prefunded by Phillips 66	1	1	1	1
Transaction costs associated with acquisitions	—	3	—	4
Adjusted EBITDA	319	276	600	523
Plus:
Deferred revenue impacts*†	(4)	(5)	(4)	—
Less:
Equity affiliate distributions less than proportional EBITDA	13	18	22	28
Maintenance capital expenditures†	12	10	21	20
Net interest expense	26	29	53	58
Preferred unit distributions	9	10	19	19
Income taxes paid	1	—	1	—
Distributable cash flow	$254	204	480	398
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues increased $55 million, or 11%, in the six-month period of 2019. The increase was attributable to recognition of previously deferred revenues associated with fees charged to Phillips 66 related to turnaround activity at Merey Sweeny LLC (Merey Sweeny) in the first quarter of 2019, and higher volumes on wholly owned assets.

Equity in earnings of affiliates increased $37 million, or 37%, and increased $58 million, or 29%, in the second quarter and six-month period of 2019, respectively. The increases in both periods were attributable to higher earnings from Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline, DCP Sand Hills Pipeline, LLC (Sand Hills), and Bayou Bridge Pipeline, LLC (Bayou Bridge), primarily due to higher volumes. In addition, the increase in the six-month period of 2019 was partially offset by a decrease in earnings from Explorer Pipeline Company due to a one-time benefit from U.S. tax reform in the first quarter of 2018.

Operating and maintenance expenses increased by $42 million, or 23%, in the six-month period of 2019. The increase was primarily due to turnaround activity at Merey Sweeny.

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

Operating Activities
We generated $481 million in cash from operations during the first six months of 2019, an improvement over cash from operations of $397 million for the corresponding period of 2018. The improvement was primarily driven by higher distributions from equity affiliates.

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three and six months ended June 30, 2019, on a settlement date basis, we issued an aggregate of 212,336 and 834,368 common units under our ATM programs, generating net proceeds of $10 million and $42 million, respectively. For the three and six months ended June 30, 2018, we issued an aggregate of 1,152,119 and 1,340,934 common units under our ATM programs, generating net proceeds of $58 million and $67 million, respectively. Since inception in June 2016 through June 30, 2019, we issued an aggregate of 7,085,332 common units under our ATM programs, generating net proceeds of $361 million, after broker commissions of $4 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
As of June 30, 2019, no amount had been directly drawn under our $750 million revolving credit facility; however, $1 million in letters of credit had been issued that were supported by this facility.

Term Loan Facility
On March 22, 2019, we entered into a senior unsecured term loan facility with a borrowing capacity of $400 million that matures on March 20, 2020. At June 30, 2019, term loans totaling $400 million were outstanding under this facility. Borrowings under this facility bear interest at a floating rate based on either the Eurodollar rate or the reference rate, plus a margin determined by our credit ratings. Proceeds from term loans made under this facility were used for general partnership purposes, including repayment of amounts borrowed under our $750 million revolving credit facility.

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

In February 2019, Holdings LLC sold a 10% ownership interest in Gray Oak to a third party that exercised a purchase option, for proceeds of $81 million. The proceeds received from this sale are presented as an investing cash inflow on our consolidated statement of cash flows.

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

In June 2019, Gray Oak entered into a third-party term loan facility with an initial borrowing capacity of $1,230 million, which was increased in July 2019 to $1,317 million.  Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak up to the total outstanding loan amount.  Under the agreement, our maximum potential amount of future obligations is $556 million, plus any accrued interest and associated fees, which would be required if the term loan facility is fully utilized and Gray Oak defaults on its obligations.  At June 30, 2019, Gray Oak had borrowings of $551 million outstanding, and our 42.25% proportionate exposure was $233 million.  The net proceeds from the term loan were used by Gray Oak for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that we and our co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak in June.  Our total related party loan to and repayment received from Gray Oak was $95 million during the second quarter of 2019.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Six Months Ended June 30
	2019	2018
Capital expenditures and investments
Capital expenditures and investments	$746	248
Capital expenditures and investments funded by Gray Oak joint venture partners*	(422)	—
Adjusted capital spending	$324	248

Expansion	$297	226
Maintenance	27	22
*See Note 6—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for additional information.

Our capital expenditures and investments for the first six months of 2019 were primarily associated with the following activities:

•
Contributions to Gray Oak to progress construction of the pipeline, which will provide crude oil transportation from the Permian Basin and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market.

•	Construction activities related to a new isomerization unit at the Phillips 66 Lake Charles Refinery.

•	Construction activities related to increasing storage capacity at Clemens Caverns.

•	Contributions to Bayou Bridge to complete the pipeline segment from Lake Charles to St. James, Louisiana.

•	Contributions to South Texas Gateway Terminal for construction activities related to the marine export terminal that will connect to the Gray Oak Pipeline in Corpus Christi, Texas.

•	Construction activities related to the Lake Charles products pipeline that connects storage in Lake Charles to its Clifton Ridge Marine Terminal.

•	Construction activities related to a new ethane pipeline from the Clemens Caverns to petrochemical facilities in Gregory, Texas, near Corpus Christi.

•	Spending associated with other return, reliability and maintenance projects.

Cash Distributions
On July 17, 2019, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.855 per common unit which, combined with distributions to our General Partner, and excluding distributions to holders of our preferred units, resulted in a total distribution of $177 million attributable to the second quarter of 2019. This distribution is payable on August 13, 2019, to unitholders of record as of July 31, 2019.

Cash distributions are made to our General Partner in respect of its general partner interest and its ownership of all incentive distribution rights (IDRs), which entitle our General Partner to receive increasing percentages, up to 50%, of quarterly cash distributions in excess of $0.244375 per unit. Accordingly, based on the per-unit distribution declared on July 17, 2019, our General Partner will receive 40% of the second-quarter 2019 cash distribution, excluding preferred unit distributions, in respect of its general partner interest and its ownership of all IDRs.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit. Preferred unitholders will receive $9 million of distributions attributable to the second quarter of 2019. This distribution is payable on August 13, 2019, to preferred unitholders of record as of July 31, 2019.

Incentive Distribution Rights Elimination
On July 24, 2019, we executed a definitive agreement to eliminate all of Phillips 66’s IDRs and its general partner economic interest in exchange for 101 million newly issued common units.  Pursuant to the definitive agreement, the IDRs will be eliminated and the general partner economic interest will be converted into a non-economic general partner interest.  After the transaction closes, Phillips 66 will own approximately 170 million PSXP common units, representing approximately 75% of our outstanding common units.  As a result of the transaction, the General Partner’s negative equity balance of approximately $1.3 billion will transfer to Phillips 66’s limited partner equity account.  The transaction is scheduled to close on August 1, 2019.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2019, and December 31, 2018, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2019, did not differ materially from that disclosed under Item 7A of our 2018 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2019, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2018 Annual Report on Form 10-K.

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	XBRL Taxonomy Extension Schema Document.

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document.

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

Date: July 26, 2019