Form 10-Q
period 2019-09-30
PHILLIPS 66 PARTNERS LP
filed 2019-10-25
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2019
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
(Address of principal executive offices) (Zip Code)
(855) 283-9237
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Units, Representing Limited Partner Interests	PSXP	New York Stock Exchange
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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 227,574,092 common units outstanding as of September 30, 2019.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues and Other Income
Operating revenues—related parties	$262	256	814	749
Operating revenues—third parties	8	9	21	26
Equity in earnings of affiliates	139	118	395	316
Other income	2	1	5	2
Total revenues and other income	411	384	1,235	1,093

Costs and Expenses
Operating and maintenance expenses	91	84	315	266
Depreciation	30	30	88	87
General and administrative expenses	16	16	51	48
Taxes other than income taxes	10	8	30	27
Interest and debt expense	26	28	80	87
Other expenses	—	1	—	1
Total costs and expenses	173	167	564	516
Income before income taxes	238	217	671	577
Income tax expense	1	—	3	2
Net income	237	217	668	575
Less: Preferred unitholders’ interest in net income	9	9	28	28
Less: General partner’s interest in net income	—	64	140	172
Limited partners’ interest in net income	$228	144	500	375

Net Income Per Limited Partner Unit (dollars)
Common units—basic	$1.18	1.17	3.39	3.06
Common units—diluted	1.15	1.10	3.25	2.91

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	192,274	123,270	147,368	122,362
Common units—diluted	206,093	137,090	161,187	136,182
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Net Income	$237	217	668	575
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive Income	$237	217	668	575
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2019	December 31 2018
Assets
Cash and cash equivalents	$655	1
Accounts receivable—related parties	97	90
Accounts receivable—third parties	4	5
Materials and supplies	13	13
Prepaid expenses and other current assets	5	20
Total current assets	774	129
Equity investments	2,921	2,448
Net properties, plants and equipment	3,258	3,052
Goodwill	185	185
Other assets	52	5
Total Assets	$7,190	5,819

Liabilities
Accounts payable—related parties	$19	22
Accounts payable—third parties	79	88
Accrued interest	34	36
Deferred revenues	19	60
Short-term debt	325	50
Accrued property and other taxes	28	9
Other current liabilities	8	5
Total current liabilities	512	270
Long-term debt	3,490	2,998
Obligation from equity interest transfer	340	—
Other liabilities	94	42
Total Liabilities	4,436	3,310

Equity
Preferred unitholders (2019 and 2018—13,819,791 units issued and outstanding)	746	746
Common unitholders—public (2019—57,813,955 units issued and outstanding; 2018—55,343,918 units issued and outstanding)	2,664	2,485
Common unitholder—Phillips 66 (2019—169,760,137 units issued and outstanding; 2018—68,760,137 units issued and outstanding)	(655)	592
General partner—Phillips 66 (2019—0 units issued and outstanding; 2018—2,480,051 units issued and outstanding)	—	(1,313)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,754	2,509
Total Liabilities and Equity	$7,190	5,819
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2019	2018
Cash Flows From Operating Activities
Net income	$668	575
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	88	87
Undistributed equity earnings	7	(5)
Other liabilities	8	(39)
Working capital adjustments
Accounts receivable	(7)	(9)
Prepaid expenses and other current assets	15	(1)
Accounts payable	7	8
Accrued interest	(3)	(2)
Deferred revenues	(44)	29
Other accruals	18	9
Net Cash Provided by Operating Activities	757	652

Cash Flows From Investing Activities
Cash capital expenditures and investments	(924)	(410)
Advances/loans—related party	(95)	—
Collection of advances/loans—related party	95	—
Return of investment from equity affiliates	52	28
Proceeds from sale of equity interest	81	—
Net Cash Used in Investing Activities	(791)	(382)

Cash Flows From Financing Activities
Proceeds from equity interest transfer	341	—
Issuance of debt	1,758	85
Repayment of debt	(985)	(110)
Issuance of common units	133	114
Debt issuance costs	(6)	—
Quarterly distributions to preferred unitholders	(28)	(28)
Quarterly distributions to common unitholders—public	(142)	(114)
Quarterly distributions to common unitholder—Phillips 66	(174)	(147)
Quarterly distributions to General Partner—Phillips 66	(206)	(155)
Other distributions to Phillips 66	(3)	—
Net Cash Provided by (Used in) Financing Activities	688	(355)

Net Change in Cash and Cash Equivalents	654	(85)
Cash and cash equivalents at beginning of period	1	185
Cash and Cash Equivalents at End of Period	$655	100
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Total

June 30, 2019	$746	2,555	626	(1,310)	(1)	2,616
Issuance of common units	—	91	—	—	—	91
Net income	9	67	161	—	—	237
Quarterly cash distributions to unitholders and General Partner ($0.855 per common unit)	(9)	(49)	(58)	(70)	—	(186)
Conversion of GP economic interest	—	—	(1,384)	1,381	—	(3)
Other distributions to Phillips 66	—	—	—	(1)	—	(1)
September 30, 2019	$746	2,664	(655)	—	(1)	2,754

June 30, 2018	$747	2,381	538	(1,332)	(1)	2,333
Cumulative effect of accounting change	—	—	(1)	—	—	(1)
Issuance of common units	—	47	—	—	—	47
Net income	9	63	81	64	—	217
Quarterly cash distributions to unitholders and General Partner ($0.752 per common unit)	(10)	(40)	(51)	(57)	—	(158)
Other contributions from Phillips 66	—	—	—	5	—	5
September 30, 2018	$746	2,451	567	(1,320)	(1)	2,443

	Units
	Three Months Ended September 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

June 30, 2019	13,819,791	56,178,286	68,760,137	2,480,051	141,238,265
Units issued in public equity offerings	—	1,635,669	—	—	1,635,669
Units issued in conversion of GP economic interest	—	—	101,000,000	(2,480,051)	98,519,949
September 30, 2019	13,819,791	57,813,955	169,760,137	—	241,393,883

June 30, 2018	13,819,791	54,152,756	68,760,137	2,480,051	139,212,735
Units issued in public equity offerings	—	898,313	—	—	898,313
September 30, 2018	13,819,791	55,051,069	68,760,137	2,480,051	140,111,048
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Total

December 31, 2018	746	2,485	592	(1,313)	(1)	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	(1)
Issuance of common units	—	133	—	—	—	133
Net income	28	189	311	140	—	668
Quarterly cash distributions to unitholders and General Partner ($2.535 per common unit)	(28)	(142)	(174)	(206)	—	(550)
Conversion of GP economic interest	—	—	(1,384)	1,381	—	(3)
Other distributions to Phillips 66	—	—	—	(2)	—	(2)
September 30, 2019	746	2,664	(655)	—	(1)	2,754

December 31, 2017	746	2,274	487	(1,345)	(1)	2,161
Cumulative effect of accounting change	—	13	16	1	—	30
Issuance of common units	—	114	—	—	—	114
Net income	28	164	211	172	—	575
Quarterly cash distributions to unitholders and General Partner ($2.144 per common unit)	(28)	(114)	(147)	(155)	—	(444)
Other contributions from Phillips 66	—	—	—	7	—	7
September 30, 2018	746	2,451	567	(1,320)	(1)	2,443

	Units
	Nine Months Ended September 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	2,470,037	—	—	2,470,037
Units issued in conversion of GP economic interest	—	—	101,000,000	(2,480,051)	98,519,949
September 30, 2019	13,819,791	57,813,955	169,760,137	—	241,393,883

December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	2,239,247	—	—	2,239,247
September 30, 2018	13,819,791	55,051,069	68,760,137	2,480,051	140,111,048
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Description of the Business
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context. References to our “General Partner” refer to Phillips 66 Partners GP LLC, and references to “Phillips 66 PDI” refer to Phillips 66 Project Development Inc., the Phillips 66 subsidiary that holds a limited partner interest in us and wholly owns our General Partner.

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

On August 1, 2019, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, dated July 24, 2019, entered into with our General Partner. Pursuant to this agreement, all the outstanding incentive distribution rights (IDRs) held by our General Partner were eliminated and its approximately 2% general partner interest in us was converted into a non-economic general partner interest; both in exchange for an aggregate 101 million common units issued to Phillips 66 PDI. See Note 7—Net Income Per Limited Partner Unit for more information on how these transactions impact our earnings per unit calculations, and Note 10—Equity, for additional information on the impact to our equity accounts.

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2018 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2019, are not necessarily indicative of the results to be expected for the full year. Certain prior period financial information has been recast to reflect the current year’s presentation.

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
Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Pipelines	$121	123	347	336
Terminals	41	37	120	114
Storage, processing and other revenues	108	105	368	325
Total operating revenues	$270	265	835	775

The majority of our agreements with Phillips 66 are considered operating leases under GAAP. For reporting periods prior to our adoption of the new lease accounting standard, ASU No. 2016-02, as of January 1, 2019, the lease and service elements included in these contracts were separated with the lease element recognized in accordance with the existing lease accounting standard and the service element recognized in accordance with the revenue accounting standard. Effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of ASU No. 2016-02, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element. As a result of our change in accounting policy, our lease and service revenues, lease and service accounts receivable and lease and service deferred revenues reported for the three and nine months ended September 30, 2019, are not prepared on the same basis as the amounts reported for the three and nine months ended September 30, 2018.

Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Lease revenues	$217	159	688	446
Service revenues	53	106	147	329
Total operating revenues	$270	265	835	775

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	September 30 2019	December 31 2018

Lease receivables	$81	53
Service receivables	20	41
Other receivables	—	1
Total accounts receivable	$101	95

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

	Millions of Dollars
	September 30 2019	December 31 2018

Deferred lease revenues	$43	73
Deferred service revenues	1	6
Total deferred revenues	$44	79

Future Minimum Lease Payments from Customers
At September 30, 2019, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

Remainder of 2019	$172
2020	682
2021	679
2022	667
2023	624
Remaining years	1,847
Total future minimum lease payments from customers	$4,671

Remaining Service Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 11 years. These contracts include both fixed and variable transaction price components. At September 30, 2019, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2019	$36
2020	139
2021	131
2022	130
2023	130
Remaining years	754
Total future service revenues	$1,320

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

Operating lease ROU assets are recorded in the “Other assets” line and lease liabilities are recorded in the “Other current liabilities” and “Other liabilities” lines on our consolidated balance sheet. At September 30, 2019, the total operating lease ROU asset was $44 million.
Future minimum lease payments and recorded short- and long-term lease liabilities at September 30, 2019, for operating leases were:

Millions of Dollars

Remainder of 2019	$1
2020	3
2021	3
2022	3
2023	3
Remaining years	93
Future minimum lease payments	106
Amount representing interest or discounts	(62)
Total lease liabilities	44
Short-term lease liabilities	(1)
Long-term lease liabilities	$43

Operating lease costs and operating cash outflows for the three and nine months ended September 30, 2019, were not material.

The weighted-average remaining lease term for our operating leases as of September 30, 2019, was 36 years. The weighted-average discount rate for our operating leases as of September 30, 2019, was 5.9%.

Note 6—Equity Investments and Loans

Equity Investments
The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	September 30 2019	December 31 2018

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$589	608
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	293	277
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	599	601
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	210	206
Explorer Pipeline Company (Explorer)	21.94	106	115
Gray Oak Pipeline, LLC (Gray Oak)	65.00	748	288
Paradigm Pipeline LLC (Paradigm)	50.00	144	145
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	70	71
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	49	20
STACK Pipeline LLC (STACK)	50.00	113	117
Total equity investments		$2,921	2,448

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Bakken Pipeline	$58	48	167	119
Bayou Bridge	9	2	21	10
Sand Hills	39	34	113	90
Southern Hills	10	12	34	28
Explorer	12	11	26	35
Gray Oak	(2)	—	(2)	—
Paradigm	4	2	10	6
Phillips 66 Partners Terminal	6	6	18	21
South Texas Gateway Terminal	—	—	—	—
STACK	3	3	8	7
Total equity in earnings of affiliates	$139	118	395	316

Gray Oak
In April 2018, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 100% interest in Gray Oak Holdings LLC (Holdings LLC), a limited liability company that, at that time, owned a 100% interest in Gray Oak. Gray Oak is developing and constructing the Gray Oak Pipeline which, upon completion, will provide crude oil transportation from the Permian and Eagle Ford to destinations in Corpus Christi, Texas, and the Sweeny, Texas, area, including the Phillips 66 Sweeny Refinery. The pipeline system is anticipated to begin initial service in the fourth quarter of 2019. We accounted for the acquisition of Holdings LLC as an acquisition of assets under common control accounting. Also in April 2018, a co-venturer acquired a 25% interest in Gray Oak, along with sufficient voting rights over key governance provisions such that we no longer could assert control over Gray Oak. As a result, we (through our consolidated subsidiary Holdings LLC) began using the equity method of accounting for our investment in Gray Oak at that time.

In December 2018, a third party exercised its option to acquire a 35% interest in Holdings LLC. Because Holdings LLC’s sole asset was its 75% ownership interest in Gray Oak, which is considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP. Rather, the third party’s cash contributions to Holdings LLC in 2019 to fund its share of previously incurred and future construction costs plus a premium to us are reflected as a long-term obligation in the “Obligation from equity interest transfer” line on our consolidated balance sheet and financing cash inflows in the “Proceeds from equity interest transfer” line on our consolidated statement of cash flows. After construction of the Gray Oak Pipeline is fully completed, these restrictions expire, and the sale will be recognized under GAAP. We will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35% interest will be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. During the nine months ended September 30, 2019, the third party contributed an aggregate of $341 million into Holdings LLC, which Holdings LLC used to fund its portion of Gray Oak’s cash calls.

In February 2019, Holdings LLC transferred a 10% interest in Gray Oak to a third party that exercised a purchase option, for proceeds of $81 million. This transfer was accounted for as a sale and resulted in a decrease in Holdings LLC’s ownership interest in Gray Oak from 75% to 65% and the recognition of an immaterial gain. The proceeds received from this sale are reflected as an investing cash inflow in the “Proceeds from sale of equity interest” line on our consolidated statement of cash flows. At September 30, 2019, our effective ownership interest in the Gray Oak Pipeline was 42.25%.

In June 2019, Gray Oak entered into a third-party term loan facility with an initial borrowing capacity of $1,230 million, which was increased in July 2019 to $1,317 million.  Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak up to the total outstanding loan amount.  Under the agreement, our maximum potential amount of future obligations is $556 million, plus any accrued interest and associated fees, which would be required if the term loan facility is fully utilized and Gray Oak defaults on its obligations.  At September 30, 2019, Gray Oak had borrowings of $904 million outstanding, and our 42.25% proportionate exposure was $382 million.  The net proceeds from the term loan were used by Gray Oak for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that we and our co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak in June.  Our total related party loan to and repayment received from Gray Oak was $95 million.

Gray Oak is considered a variable interest entity because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of Gray Oak that most significantly impact economic performance. At September 30, 2019, our maximum exposure to loss was $1,130 million, which represented our guarantee of the third-party term loan facility of $382 million and the aggregate book value of our equity method investment in Gray Oak of $748 million.

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

Note 7—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. Prior to August 1, 2019, we had more than one class of participating securities and used the two-class method to calculate net income per unit applicable to the limited partners. The classes of participating securities prior to August 1, 2019, included common units, general partner units and IDRs. Effective August 1, 2019, common units are the only class of participating security. For the three and nine months ended September 30, 2019 and 2018, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit. See Note 10—Equity, for a discussion of the elimination of our General Partner’s IDRs and 2% economic interest effective August 1, 2019.

Net income earned by the Partnership is allocated between the classes of participating securities in accordance with our partnership agreement, after giving effect to priority income allocations to the holders of the preferred units. First, earnings are allocated based on actual cash distributions declared to our unitholders, including those attributable to the General Partner’s IDRs, if applicable. To the extent net income exceeds or is less than cash distributions, this difference is allocated based on the unitholders’ respective ownership percentages, after consideration of any priority allocations of earnings. For the diluted net income per limited partner unit calculation, the preferred units are assumed to be converted at the beginning of the period into common limited partner units on a one-for-one basis, and the distribution formula for available cash in our partnership agreement is recalculated, using the original available cash amount increased only for the preferred distributions which would not have been paid after conversion.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Net income	$237	217	668	575
Less:
General partner’s distributions declared (including IDRs)*	—	61	139	169
Limited partners’ distributions declared on preferred units*	9	9	28	28
Limited partners’ distributions declared on common units*	197	99	409	278
Distributions less than net income	$31	48	92	100
*Distributions declared attributable to the indicated periods.

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended September 30, 2019
Net income (millions):
Distributions declared	$197	9	206
Distributions less than net income	31	—	31
Net income (basic)	228	9	237
Dilutive effect of preferred units	9
Net income (diluted)	$237

Weighted-average units outstanding—basic	192,273,672
Dilutive effect of preferred units	13,819,792
Weighted-average units outstanding—diluted	206,093,464

Net income per limited partner unit—basic (dollars)	$1.18
Net income per limited partner unit—diluted (dollars)	1.15

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended September 30, 2018
Net income (millions):
Distributions declared	$99	61	9	169
Distributions less than net income	45	3	—	48
Net income (basic)	144	64	9	217
Dilutive effect of preferred units*	7
Net income (diluted)	$151

Weighted-average units outstanding—basic	123,269,827
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	137,089,618

Net income per limited partner unit—basic (dollars)	$1.17
Net income per limited partner unit—diluted (dollars)	1.10
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with
   IDRs, pursuant to the available cash formula in the partnership agreement.

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Nine Months Ended September 30, 2019
Net income (millions):
Distributions declared	$409	139	28	576
Distributions less than net income	91	1	—	92
Net income (basic)	500	140	28	668
Dilutive effect of preferred units*	23
Net income (diluted)	$523

Weighted-average units outstanding—basic	147,367,681
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	161,187,472

Net income per limited partner unit—basic (dollars)	$3.39
Net income per limited partner unit—diluted (dollars)	3.25
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with
IDRs, pursuant to the available cash formula in the partnership agreement.

Nine Months Ended September 30, 2018
Net income (millions):
Distributions declared	$278	169	28	475
Distributions less than net income	97	3	—	100
Net income (basic)	375	172	28	575
Dilutive effect of preferred units*	21
Net income (diluted)	$396

Weighted-average units outstanding—basic	122,362,079
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	136,181,870

Net income per limited partner unit—basic (dollars)	$3.06
Net income per limited partner unit—diluted (dollars)	2.91
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with
IDRs, pursuant to the available cash formula in the partnership agreement.

On October 16, 2019, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.865 per common unit which, excluding distributions to holders of our preferred units, will result in a total distribution of $197 million attributable to the third quarter of 2019. This distribution is payable on November 13, 2019, to unitholders of record as of October 31, 2019.

Note 8—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2019	December 31 2018

Land	$19	19
Buildings and improvements	92	89
Pipelines and related assets*	1,413	1,398
Terminals and related assets*	742	710
Rail racks and related assets*	137	137
Processing and related assets*	1,033	842
Caverns and related assets*	585	584
Construction-in-progress	266	216
Gross PP&E	4,287	3,995
Accumulated depreciation	(1,029)	(943)
Net PP&E	$3,258	3,052
*Assets for which we are the lessor.

Note 9—Debt

	Millions of Dollars
	September 30 2019	December 31 2018

2.646% Senior Notes due February 2020	$300	300
2.450% Senior Notes due December 2024	300	—
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	—
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2020 and April 2021 at 1.910% and 1.885% at September 30, 2019, and December 31, 2018, respectively	75	75
Revolving credit facility due January 2019 at 3.669% at December 31, 2018	—	125
Debt at face value	3,850	3,075
Net unamortized discounts and debt issuance costs	(35)	(27)
Total debt	3,815	3,048
Short-term debt	(325)	(50)
Long-term debt	$3,490	2,998

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $3,927 million and $2,660 million at September 30, 2019, and December 31, 2018, respectively. The fair value of our floating-rate debt approximated carrying value of $75 million and $200 million at September 30, 2019, and December 31, 2018, respectively.

2019 Senior Notes
On September 6, 2019, we closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•	$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.

•	$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

Interest on each series of senior notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. Total proceeds received from the offering were $892 million, net of underwriting discounts and commissions. On September 13, 2019, we used a portion of the proceeds to repay the $400 million outstanding principal balance of the term loans due March 2020, and on October 15, 2019, we used a portion of the proceeds to repay the $300 million outstanding principal balance of our 2.646% Senior Notes due February 2020.

Revolving Credit Facility
On July 30, 2019, we amended and restated our revolving credit agreement. The agreement extended the termination date from October 3, 2021, to July 30, 2024. No other material amendments were made to the agreement, and the overall capacity remains at $750 million with an option to increase the overall capacity to $1 billion, subject to certain conditions.

As of September 30, 2019, no amount had been directly drawn under our $750 million revolving credit facility; however, $1 million in letters of credit had been issued that were supported by this facility. As of December 31, 2018, we had an aggregate of $125 million borrowed and outstanding under the credit facility.

Note 10—Equity

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three and nine months ended September 30, 2019, on a settlement date basis, we issued an aggregate of 1,635,669 and 2,470,037 common units under our ATM programs, respectively, generating net proceeds of $91 million and $133 million, respectively. For the three and nine months ended September 30, 2018, we issued an aggregate of 898,313 and 2,239,247 common units under our ATM programs, respectively, generating net proceeds of $47 million and $114 million, respectively. Since inception in June 2016 through September 30, 2019, we issued an aggregate of 8,721,001 common units under our ATM programs, generating net proceeds of $452 million, after broker commissions of $5 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Restructuring Transaction
On August 1, 2019, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, dated July 24, 2019, entered into with our General Partner. Pursuant to this agreement, all of the outstanding IDRs held by our General Partner were eliminated and its approximately 2% general partner interest in us was converted into a non-economic general partner interest; both in exchange for an aggregate of 101 million common units issued to Phillips 66 PDI. Because these transactions were between entities under common control, the common units issued to Phillips 66 PDI were assigned no value; rather, our General Partner’s historical negative equity balance of $1.4 billion as of August 1, 2019, was transferred to Phillips 66’s limited partner equity account.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2019, and December 31, 2018, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 12—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Nine Months Ended September 30
	2019	2018

Cash capital expenditures and investments	$924	410
Change in capital expenditure accruals	(17)	35
Total capital expenditures and investments	$907	445

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018

Operating and maintenance expenses	$48	46	203	161
General and administrative expenses	14	15	47	45
Total	$62	61	250	206

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

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	September 30 2019	December 31 2018

Prepaid expenses and other current assets	$3	4
Other assets	44	—
Deferred revenues	18	60
Other current liabilities	1	—
Other liabilities	70	18

Equity Affiliate Guarantee
In June 2019, we issued a guarantee for 42.25% of the third-party term loan facility for Gray Oak. See Note 6—Equity Investments and Loans, for additional information.

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context. References to our “General Partner” refer to Phillips 66 Partners GP LLC, and references to “Phillips 66 PDI” refer to Phillips 66 Project Development Inc., the Phillips 66 subsidiary that holds a limited partner interest in us and wholly owns our General Partner.

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

On August 1, 2019, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, dated July 24, 2019, entered into with our General Partner. Pursuant to this agreement, all of the outstanding incentive distribution rights (IDRs) held by our General Partner were eliminated and its approximately 2% general partner interest in us was converted into a non-economic general partner interest; both in exchange for an aggregate 101 million common units issued to Phillips 66 PDI.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2019, is based on a comparison with the corresponding period of 2018.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Revenues and Other Income
Operating revenues—related parties	$262	256	814	749
Operating revenues—third parties	8	9	21	26
Equity in earnings of affiliates	139	118	395	316
Other income	2	1	5	2
Total revenues and other income	411	384	1,235	1,093

Costs and Expenses
Operating and maintenance expenses	91	84	315	266
Depreciation	30	30	88	87
General and administrative expenses	16	16	51	48
Taxes other than income taxes	10	8	30	27
Interest and debt expense	26	28	80	87
Other expenses	—	1	—	1
Total costs and expenses	173	167	564	516
Income before income taxes	238	217	671	577
Income tax expense	1	—	3	2
Net income	237	217	668	575
Less: Preferred unitholders’ interest in net income	9	9	28	28
Less: General partner’s interest in net income	—	64	140	172
Limited partners’ interest in net income	$228	144	500	375

Net cash provided by operating activities	$276	255	757	652

Adjusted EBITDA	$323	305	923	828

Distributable cash flow	$255	218	735	616

	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$121	123	347	336
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	998	1,047	986	1,005
Refined petroleum products and NGL	990	959	918	893
Total	1,988	2,006	1,904	1,898

Average pipeline revenue per barrel (dollars)	$0.66	0.66	0.67	0.65

Terminals
Terminal revenues (millions of dollars)	$41	37	120	114
Terminal throughput (thousands of barrels daily)
Crude oil(2)	493	436	473	463
Refined petroleum products	819	754	788	760
Total	1,312	1,190	1,261	1,223

Average terminaling revenue per barrel (dollars)	$0.33	0.33	0.34	0.34

Storage, processing and other revenues (millions of dollars)	$108	105	368	325
Total operating revenues (millions of dollars)	$270	265	835	775

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	786	668	749	636
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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Reconciliation to Net Income
Net income	$237	217	668	575
Plus:
Depreciation	30	30	88	87
Net interest expense	25	28	78	86
Income tax expense	1	—	3	2
EBITDA	293	275	837	750
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	30	30	85	73
Expenses indemnified or prefunded by Phillips 66	—	—	1	1
Transaction costs associated with acquisitions	—	—	—	4
Adjusted EBITDA	323	305	923	828
Plus:
Deferred revenue impacts*†	—	(5)	(4)	(5)
Less:
Equity affiliate distributions less than proportional EBITDA	9	22	31	50
Maintenance capital expenditures†	25	23	46	43
Net interest expense	25	28	78	86
Preferred unit distributions	9	9	28	28
Income taxes paid	—	—	1	—
Distributable cash flow	$255	218	735	616
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2019	2018	2019	2018
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$276	255	757	652
Plus:
Net interest expense	25	28	78	86
Income tax expense	1	—	3	2
Changes in working capital	(9)	(7)	14	(34)
Undistributed equity earnings	(4)	(2)	(7)	5
Deferred revenues and other liabilities	2	1	(6)	44
Other	2	—	(2)	(5)
EBITDA	293	275	837	750
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	30	30	85	73
Expenses indemnified or prefunded by Phillips 66	—	—	1	1
Transaction costs associated with acquisitions	—	—	—	4
Adjusted EBITDA	323	305	923	828
Plus:
Deferred revenue impacts*†	—	(5)	(4)	(5)
Less:
Equity affiliate distributions less than proportional EBITDA	9	22	31	50
Maintenance capital expenditures†	25	23	46	43
Net interest expense	25	28	78	86
Preferred unit distributions	9	9	28	28
Income taxes paid	—	—	1	—
Distributable cash flow	$255	218	735	616
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues increased $60 million in the nine-month period of 2019. The increase was attributable to recognition of previously deferred revenues associated with fees charged to Phillips 66 related to turnaround activity at Merey Sweeny LLC (Merey Sweeny) in the first quarter of 2019, and higher volumes and rates on wholly owned assets.

Equity in earnings of affiliates increased $21 million, or 18%, and increased $79 million, or 25%, in the third quarter and nine-month period of 2019, respectively. The increases in both periods were attributable to higher earnings from Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline, DCP Sand Hills Pipeline, LLC (Sand Hills), and Bayou Bridge Pipeline, LLC (Bayou Bridge), primarily due to higher volumes. In addition, the increase in the nine-month period of 2019 was partially offset by a decrease in earnings from Explorer Pipeline Company due to a one-time benefit from U.S. tax reform in the first quarter of 2018.

Operating and maintenance expenses increased by $49 million, or 18%, in the nine-month period of 2019. The increase was primarily due to turnaround activity at Merey Sweeny.

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

Operating Activities
We generated $757 million in cash from operations during the first nine months of 2019, an improvement over cash from operations of $652 million for the corresponding period of 2018. The improvement was primarily driven by higher operating revenues and distributions from equity affiliates, offset by higher operating expenses.

ATM Programs
Our initial $250 million continuous offering of common units, or at-the-market (ATM) program, was completed in June 2018. At that time, we commenced issuing common units under our second $250 million ATM program. For the three and nine months ended September 30, 2019, on a settlement date basis, we issued an aggregate of 1,635,669 and 2,470,037 common units under our ATM programs, respectively, generating net proceeds of $91 million and $133 million, respectively. For the three and nine months ended September 30, 2018, we issued an aggregate of 898,313 and 2,239,247 common units under our ATM programs, respectively, generating net proceeds of $47 million and $114 million, respectively. Since inception in June 2016 through September 30, 2019, we issued an aggregate of 8,721,001 common units under our ATM programs, generating net proceeds of $452 million, after broker commissions of $5 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
On July 30, 2019, we amended and restated our revolving credit agreement. The agreement extended the termination date from October 3, 2021 to July 30, 2024. No other material amendments were made to the agreement, and the overall capacity remains at $750 million with an option to increase the overall capacity to $1 billion, subject to certain conditions.

As of September 30, 2019, no amount had been directly drawn under our $750 million revolving credit facility; however, $1 million in letters of credit had been issued that were supported by this facility.

2019 Senior Notes
On September 6, 2019, we closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•	$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.

•	$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

Interest on each series of senior notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. Total proceeds received from the offering were $892 million, net of underwriting discounts and commissions. On September 13, 2019, we used a portion of the proceeds to repay the $400 million outstanding principal balance of the term loans due March 2020, and on October 15, 2019, we used a portion of the proceeds to repay the $300 million outstanding principal balance of our 2.646% Senior Notes due February 2020.

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

In June 2019, Gray Oak entered into a third-party term loan facility with an initial borrowing capacity of $1,230 million, which was increased in July 2019 to $1,317 million.  Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak up to the total outstanding loan amount.  Under the agreement, our maximum potential amount of future obligations is $556 million, plus any accrued interest and associated fees, which would be required if the term loan facility is fully utilized and Gray Oak defaults on its obligations.  At September 30, 2019, Gray Oak had borrowings of $904 million outstanding, and our 42.25% proportionate exposure was $382 million.  The net proceeds from the term loan were used by Gray Oak for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that we and our co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak in June.  Our total related party loan to and repayment received from Gray Oak was $95 million.

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

Our capital expenditures and investments represent the total spending for our capital requirements. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of consolidated capital spending funded by certain of our Gray Oak joint venture partners. Additionally, the disaggregation of adjusted capital spending between expansion and maintenance is not a distinction recognized under GAAP. We disaggregate adjusted capital spending because our partnership agreement requires that we treat expansion and maintenance capital differently for certain surplus determinations. Further, we generally fund expansion capital spending with both operating and financing cash flows and fund maintenance capital spending with operating cash flows.

Our capital expenditures and investments were:

	Millions of Dollars
	Nine Months Ended September 30
	2019	2018
Capital expenditures and investments
Capital expenditures and investments	$907	445
Capital expenditures and investments funded by Gray Oak joint venture partners*	(422)	—
Adjusted capital spending	$485	445

Expansion	$433	399
Maintenance	52	46
*See Note 6—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for additional information.

Our capital expenditures and investments for the first nine months of 2019 were primarily associated with the following activities:

•
Contributions to Gray Oak to progress construction of the pipeline, which will provide crude oil transportation from the Permian Basin and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market.

•	Construction activities related to increasing storage capacity at Clemens Caverns.

•	Construction activities related to a new ethane pipeline from the Clemens Caverns to petrochemical facilities in Gregory, Texas, near Corpus Christi.

•	Construction activities related to the new isomerization unit at the Phillips 66 Lake Charles Refinery.

•	Contributions to South Texas Gateway Terminal for construction activities related to the marine export terminal that will connect to the Gray Oak Pipeline in Corpus Christi, Texas.

•	Contributions to Bayou Bridge to complete the pipeline segment from Lake Charles to St. James, Louisiana.

•	Construction activities related to the Lake Charles products pipeline that connects storage in Lake Charles to its Clifton Ridge Marine Terminal.

•	Spending associated with other return, reliability and maintenance projects.

Cash Distributions
On October 16, 2019, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.865 per common unit which, excluding distributions to holders of our preferred units, will result in a total distribution of $197 million attributable to the third quarter of 2019. This distribution is payable on November 13, 2019, to unitholders of record as of October 31, 2019.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit. Preferred unitholders will receive $9 million of distributions attributable to the third quarter of 2019. This distribution is payable on November 13, 2019, to preferred unitholders of record as of October 31, 2019.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2019, and December 31, 2018, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Commodity Price Risk
Our commodity price risk at September 30, 2019, did not differ materially from that disclosed under Item 7A of our 2018 Annual Report on Form 10-K.

Interest Rate Risk
During the third quarter of 2019, we repaid our $400 million term loans due March 2020. On September 6, 2019, we issued $900 million in aggregate principal amount of senior notes with varying maturity dates. Fixed-rate debt, such as our senior notes, exposes us to changes in the fair value of our debt due to changes in market interest rates. The following table presents the principal cash flow and associated interest rates of these notes by their expected maturity dates, as of September 30, 2019.  We estimated the fair value using quoted market prices.

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At September 30, 2019
2019	$—		$—
2020	300	2.6%	25	1.9%
2021	—		50	1.9%
2022	—		—
2023	—		—
Thereafter	3,475	3.8%	—
Total	$3,775		$75

Fair value	$3,927		$75

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2019, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2018 Annual Report on Form 10-K.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Third Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of August 1, 2019.	8-K	3.1	8/1/2019	001-36011

As permitted by Item 601(b)(4)(iii)(A) of
Regulation S-K, the partnership has not filed with this Quarterly Report on Form 10- Q certain instruments defining the rights of holders of long-term debt of the partnership and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10 percent of the total assets of the partnership and its subsidiaries on a consolidated basis. The partnership agrees to furnish a copy of such agreements to the Commission upon request.

10.1	Partnership Interests Restructuring Agreement, dated as of July 24, 2019, by and between Phillips 66 Partners LP and Phillips 66 Partners GP LLC.	8-K	10.1	7/26/2019	001-36011

10.2	Amended and Restated Credit Agreement dated as of July 30, 2019, among Phillips 66 Partners Holdings LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	8/1/2019	001-36011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: October 25, 2019