Form 10-K
period 2019-12-31
PHILLIPS 66 PARTNERS LP
filed 2020-02-21
CIK 1572910

2019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

	Commission file number:	001-36011
Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2331 CityWest Blvd., Houston, Texas 77042
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (855) 283-9237

Securities registered pursuant to Section 12(b) of the Act:
Title of each class	Trading Symbols(s)	Name of each exchange on which registered
Common Units, Representing Limited Partnership Interests	PSXP	New York Stock Exchange

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.						☒	Yes	☐	No
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.						☐	Yes	☒	No
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
						☒	Yes	☐	No
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).
						☒	Yes	☐	No
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
☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).						☐	Yes	☒	No
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 28, 2019, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $49.35, was $2,764 million. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our General Partner, and Phillips 66 and its subsidiaries.
The registrant had 228,299,576 common units outstanding as of January 31, 2020.
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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP, headquartered in Houston, Texas, is a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 26, 2013, we completed our initial public offering, and our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100% interest in our General Partner to its wholly owned subsidiary, Phillips 66 Project Development Inc. (Phillips 66 PDI). On August 1, 2019, all of the outstanding incentive distribution rights (IDRs) held by our General Partner were eliminated and its general partner interest in us was converted to a noneconomic interest in exchange for common units. As of December 31, 2019, Phillips 66, through Phillips 66 PDI, owned 169,760,137 common units, representing a 74% limited partner interest. The public owned 58,539,439 common units, representing a 26% limited partner interest. The public also owned 13,819,791 perpetual convertible preferred units.

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

We primarily generate revenue by providing fee-based transportation, terminaling, processing, storage and fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling crude oil, refined petroleum products and natural gas liquids (NGL). Since we do not own any of the crude oil, refined petroleum products and NGL we handle and do not engage in the trading of crude oil, refined petroleum products and NGL, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

We have entered into long-term, fee-based commercial agreements with Phillips 66 to provide transportation, terminaling, processing, storage, stevedoring, fractionation, and rail terminal services. Under these agreements, Phillips 66 commits to provide us with minimum transportation, throughput or storage volumes, or minimum monthly service fees. If Phillips 66 does not meet its minimum volume commitments, Phillips 66 pays us deficiency payments based on the calculations described in the agreements. We believe these agreements promote stable and predictable cash flows, and they are the source of a substantial portion of our revenue. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 16—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of all related party agreements.

Our operations are all conducted in the United States and comprise one reportable segment. See Item 8. Financial Statements and Supplementary Data, for financial information on our operations and assets.

2019 DEVELOPMENTS

We commenced initial operations on the 900,000 barrels per day (BPD) Gray Oak Pipeline, which is expected to reach full service in the second quarter of 2020. The pipeline will transport crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. We have a 42.25% effective ownership in the pipeline system.

The Gray Oak Pipeline will connect to multiple terminals in Corpus Christi, including the South Texas Gateway Terminal being constructed by a co-venturer. The marine export terminal will have two deepwater docks, storage capacity of 8.5 million barrels and up to 800,000 BPD of throughput capacity. We own a 25% interest in the terminal, which is expected to start up in the third quarter of 2020.

We are increasing storage capacity at Clemens Caverns from 9 million barrels to 16.5 million barrels in connection with the Phillips 66 project to add NGL fractionation capacity at the Sweeny Hub. The caverns expansion is expected to be completed in the fourth quarter of 2020.

We are constructing the C2G Pipeline, a 16 inch ethane pipeline that will connect Clemens Caverns to petrochemical facilities in Gregory, Texas, near Corpus Christi. The project is backed by long-term commitments and is expected to be completed in mid-2021.

The Sweeny to Pasadena Pipeline expansion project will add 80,000 BPD of pipeline capacity, providing additional naphtha offtake from the Sweeny fractionators. In addition, product storage capacity will increase by 300,000 barrels at the Pasadena Terminal. The project is expected to be completed in the second quarter of 2020.

Construction of the 25,000 BPD isomerization unit at the Phillips 66 Lake Charles Refinery was completed in July 2019 and ramped up to full production during the year. The unit produces higher-octane gasoline blend components. We have a long-term agreement with Phillips 66 for processing services with a minimum volume commitment.

In the second quarter of 2019, we completed construction of the Lake Charles products pipeline that connects storage in Lake Charles to its Clifton Ridge Marine Terminal. This connection increased product export capacity by up to 50,000 BPD from the Phillips 66 Lake Charles Refinery. The pipeline is backed by a long-term agreement that includes a minimum volume commitment.

The Bayou Bridge Pipeline segment from Lake Charles to St. James, Louisiana, was completed on April 1, 2019. The pipeline transports crude oil from Nederland, Texas, to St. James, Louisiana. We own a 40% interest in the pipeline joint venture.

SUMMARY OF ASSETS AND OPERATIONS
Pipeline Assets
The following table presents certain information regarding our pipeline assets as of December 31, 2019. Each system listed below has an associated commercial agreement with Phillips 66.

System Name	State of Origination/Terminus	Commodity Handled	Interest	Length (Miles)	Gross Capacity (MBD)	Associated Phillips 66 Refinery
Billings Crude System
Glacier	Montana	Crude Oil	79%	623	126	Billings
Billings Products System
Seminoe	Montana/Wyoming	Refined Petroleum Products	100	342	33	Billings
Borger Crude System
Line O	Oklahoma/Texas	Crude Oil	100	276	37	Borger
New Mexico Crude	New Mexico/Texas	Crude Oil	100	129	106	Borger
West Texas Crude	Texas	Crude Oil	100	699	156	Borger
Borger Products System
ATA Line	Texas/New Mexico	Refined Petroleum Products	50	293	34	Borger
Borger to Amarillo	Texas	Refined Petroleum Products	100	93	76	Borger
SAAL	Texas	Refined Petroleum Products	33	102	32	Borger
SAAL	Texas	Refined Petroleum Products	54	19	30	Borger
Clifton Ridge Crude System	Louisiana	Crude Oil	100	10	260	Lake Charles
Cross-Channel Connector Products System	Texas	Refined Petroleum Products	100	5	184	Sweeny
Eagle Ford Gathering System	Texas	Crude Oil	100	28	54	Sweeny
Gold Line Products System
Gold Line Pipeline	Texas/Illinois	Refined Petroleum Products	100	686	120	Borger/Ponca City
Paola Products Pipeline	Kansas	Refined Petroleum Products	100	106	96	Borger/Ponca City
Hartford Connector Products System
Hartford, Illinois to Explorer Pipeline	Illinois	Refined Petroleum Products	100	1	430	Wood River
Wood River Refinery to Hartford, Illinois	Illinois	Refined Petroleum Products	100	3	80	Wood River
Lake Charles Products Pipeline	Louisiana	Refined Petroleum Products	100	1	240	Lake Charles
Ponca Crude System
CushPo	Oklahoma	Crude Oil	100	62	130	Ponca City
North Texas Crude	Texas	Crude Oil	100	224	28	Ponca City
Oklahoma Crude	Texas/Oklahoma	Crude Oil	100	217	100	Ponca City
Ponca Products System
Brown Line	Oklahoma/Kansas	Natural Gas Liquids	100	76	26	Ponca City
Cherokee East	Oklahoma/Missouri	Refined Petroleum Products	100	287	55	Ponca City
Cherokee North	Oklahoma/Kansas	Refined Petroleum Products	100	29	57	Ponca City
Cherokee South	Oklahoma	Refined Petroleum Products	100	98	46	Ponca City
Medford	Oklahoma	Natural Gas Liquids	100	42	10	Ponca City
River Parish NGL System	Louisiana	Natural Gas Liquids	100	510	133	Alliance
Standish Pipeline	Oklahoma/Kansas	Refined Petroleum Products	100	92	72	Ponca City
Sweeny to Pasadena Products System	Texas	Refined Petroleum Products	100	120	294	Sweeny

The following table presents certain information regarding our equity investment pipeline assets as of December 31, 2019.

System Name	State of Origination/Terminus	Commodity Handled	Interest	Length (Miles)	Gross Capacity (MBD)
Bakken Pipeline	North Dakota/Texas	Crude Oil	25.00%	1,918	570
Bayou Bridge Pipeline	Texas/Louisiana	Crude Oil	40.00	213	480
Explorer Pipeline	Texas/Indiana	Refined Petroleum Products	21.94	1,830	660
Gray Oak Pipeline*	Texas	Crude Oil	42.25	840	235
Sacagawea Pipeline	North Dakota	Crude Oil	49.50	95	175
Sand Hills Pipeline	New Mexico/Texas	Natural Gas Liquids	33.34	1,506	500
Southern Hills Pipeline	Kansas/Texas	Natural Gas Liquids	33.34	981	192
STACK Pipeline	Oklahoma	Crude Oil	50.00	149	250
*Interest reflects our proportionate share of the Gray Oak Pipeline system, held through our 65 percent-owned consolidated subsidiary, Gray Oak Holdings, LLC. Gray Oak Holdings, LLC had a 65% ownership interest in Gray Oak Pipeline, LLC at December 31, 2019. Gross capacity reflects the initial accelerated commissioning service capacity at December 31, 2019. See the “Gray Oak Pipeline, LLC” section of Note 6—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for a discussion of the ownership structure.

Terminal, Rail Rack and Storage Assets

The following table presents certain information regarding our wholly owned terminal, rail rack and storage assets as of December 31, 2019. Each asset listed below has an associated commercial agreement with Phillips 66.

Facility Name	Location	Commodity Handled	Gross Storage Capacity (MBbl)	Gross Loading Capacity (MBD)	Associated Phillips 66 Refinery
Bayway Products System
Linden	New Jersey	Refined Petroleum Products	360	95	Bayway
Tremley Point	New Jersey	Refined Petroleum Products	1,701	25	Bayway
Bayway Rail Rack	New Jersey	Crude Oil	N/A	75	Bayway
Billings Crude System
Buffalo Crude	Montana	Crude Oil	303	N/A	Billings
Billings Crude	Montana	Crude Oil	236	N/A	Billings
Cut Bank	Montana	Crude Oil	315	N/A	Billings
Billings Products System
Casper	Wyoming	Refined Petroleum Products	365	7	Billings
Sheridan	Wyoming	Refined Petroleum Products	94	6	Billings
Borger Crude System
Buxton Crude	Oklahoma	Crude Oil	400	N/A	Borger
Odessa Crude	Texas	Crude Oil	521	N/A	Borger
Borger Products System
Albuquerque Products	New Mexico	Refined Petroleum Products	274	20	Borger
Amarillo Products	Texas	Refined Petroleum Products	296	23	Borger
Lubbock Products	Texas	Refined Petroleum Products	182	18	Borger
Clemens Caverns	Texas	Natural Gas Liquids	9,000	N/A	N/A
Clifton Ridge Crude System
Clifton Ridge	Louisiana	Crude Oil	3,800	N/A	Lake Charles
Pecan Grove Storage	Louisiana	Crude Oil	177	N/A	Lake Charles
Ferndale Rail Rack	Washington	Crude Oil	N/A	30	Ferndale
Gold Line Products System
East St. Louis	Illinois	Refined Petroleum Products	2,031	62	Borger/ Ponca City
Jefferson City	Missouri	Refined Petroleum Products	103	15	Borger/ Ponca City
Kansas City	Kansas	Refined Petroleum Products	1,410	50	Borger/ Ponca City
Paola	Kansas	Refined Petroleum Products	978	N/A	Borger/ Ponca City
Wichita North	Kansas	Refined Petroleum Products	769	20	Borger/ Ponca City
Hartford Connector Products System
Hartford	Illinois	Refined Petroleum Products	1,468	21	Wood River
Medford Spheres	Oklahoma	Natural Gas Liquids	70	N/A	Ponca City
Ponca Crude System
Cushing	Oklahoma	Crude Oil	275	N/A	Ponca City
Ponca City	Oklahoma	Crude Oil	1,299	N/A	Ponca City
Wichita Falls	Texas	Crude Oil	225	N/A	Ponca City
Ponca Products System
Glenpool	Oklahoma	Refined Petroleum Products	571	18	Ponca City
Mount Vernon Products	Missouri	Refined Petroleum Products	365	40	Ponca City
Mount Vernon NGL	Missouri	Natural Gas Liquids	105	16	Ponca City
Oklahoma City Products	Oklahoma	Refined Petroleum Products	345	42	Ponca City
Ponca City Products	Oklahoma	Refined Petroleum Products	71	22	Ponca City
Ponca City NGL	Oklahoma	Natural Gas Liquids	N/A	6	Ponca City
Wichita South	Kansas	Refined Petroleum Products	272	N/A	Ponca City
River Parish NGL System	Louisiana	Natural Gas Liquids	1,500	N/A	Alliance
Sweeny to Pasadena Products System
Pasadena	Texas	Refined Petroleum Products	3,234	65	Sweeny

The following table presents certain information regarding our equity investment terminal, rail rack and storage assets as of December 31, 2019.

System Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Active Terminaling Capacity* (MBD)
Keene Terminal	North Dakota	Crude Oil	50%	503	N/A
Palermo Terminal	North Dakota	Crude Oil	70	235	100
*Active terminaling capacity represents the amount of railcar loading capacity currently available for use by our customers.

Marine Assets

The following table presents certain information regarding our wholly owned marine assets as of December 31, 2019. Each asset listed below has an associated commercial agreement with Phillips 66.

System Name	Location	Commodity Handled	Gross Loading Capacity (MBbl/h)*	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	Louisiana	Crude Oil, Refined Petroleum Products	50	Lake Charles
Pecan Grove Barge Dock	Louisiana	Crude Oil; Lubricant Base Stocks	6	Lake Charles
Hartford Connector Products System
Hartford Barge Dock	Illinois	Refined Petroleum Products	3	Wood River
Bayway Products System
Tremley Point	New Jersey	Refined Petroleum Products	7	Bayway
*Marine capacity is in thousands of barrels per hour.

Processing Assets

The following table presents certain information regarding our other wholly owned assets as of December 31, 2019. Each asset listed below has an associated commercial agreement with Phillips 66.

Asset Name	Location	Commodity Handled	Gross Processing Capacity (MBD)
Lake Charles Isomerization Unit	Louisiana	Refined Petroleum Products	25
Merey Sweeny
Delayed coker unit	Texas	Crude Oil Residuals	70
Vacuum distillation unit	Texas	Crude Oil Residuals	125
Sweeny Fractionator	Texas	Natural Gas Liquids	100

COMMERCIAL AND OTHER AGREEMENTS WITH PHILLIPS 66
Many of our assets are physically connected to, and integral to the operations of, Phillips 66’s wholly owned Alliance, Bayway, Billings, Ferndale, Lake Charles, Ponca City and Sweeny refineries and its jointly owned Borger and Wood River refineries. We have entered into multiple commercial agreements with Phillips 66, which include minimum volume commitments and inflation escalators. These agreements are the source of a significant portion of our revenue. Under these long-term, fee-based agreements, we provide transportation, terminaling, processing, storage, stevedoring and fractionation services to Phillips 66, and Phillips 66 commits to provide us with minimum quarterly volumes of crude oil, refined petroleum products and NGL or minimum monthly capacity or service fees.

See Note 16—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of commercial and other agreements with Phillips 66.

COMPETITION
Many of our assets are subject to contractual relationships with Phillips 66 under our commercial agreements and are directly connected to Phillips 66’s owned or operated refineries. As a result, we believe that we will not face significant competition from other pipelines, terminals, storage facilities, rail racks, fractionators and processing units for Phillips 66’s transportation and terminaling requirements to and from the refineries we support. If Phillips 66’s customers were to reduce their purchases of refined petroleum products, Phillips 66 might only ship the minimum volumes through our pipelines (or make the shortfall payment if it does not ship the minimum volumes), which would cause a decrease in our revenue. Phillips 66 competes with integrated petroleum companies, which have their own crude oil supplies and distribution and marketing systems, as well as with independent refiners, many of which also have their own distribution and marketing systems. Phillips 66 also competes with other suppliers that purchase refined petroleum products for resale. Many of the entities in which we hold equity investments compete with other interstate and intrastate pipelines, rail and truck fleet operations, including those affiliated with major integrated petroleum and petrochemical companies, in terms of transportation fees, reliability and quality of customer service. Competition in any particular geographic area is significantly affected by the volume of products produced by refineries in that area, the volume of crude oil and NGL gathered and transported, and the availability of products and the cost of transportation to that area from distant locations.

Additionally, our crude oil pipelines could face competition with other crude oil pipeline companies, major integrated oil companies, and independent crude oil gathering and marketing companies.  Competition is based primarily on quality of customer service, competitive pricing and proximity to customers and market hubs.

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

EPAct 1992 required FERC to establish a simplified methodology to adjust non-market-based tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index (PPI) for finished goods. FERC’s indexing methodology is subject to review every five years. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. In December 2015, FERC issued a Final Order concluding its five-year review of the indexing methodology.  FERC established an index level permitting annual adjustment of an indexed ceiling by PPI for finished goods plus 1.23% for the five-year period commencing July 1, 2016, and ending June 30, 2021. A pipeline is not required to increase its rates up to the indexed ceiling but is permitted to do so. Rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling. On October 20, 2016, FERC issued an Advance Notice of Proposed Rulemaking. FERC is seeking comment on a number of proposals, including: (1) whether FERC should deny any increase in a rate ceiling or an annual index-based rate increase if a pipeline’s revenues exceed total costs by 15% for the prior 2 years; (2) a new percentage comparison test that would deny a proposed increase to a pipeline’s rate or ceiling level greater than 5% above the barrel-mile cost changes; and (3) a requirement that all pipelines file indexed ceiling levels annually, with the ceiling levels subject to challenge and restricting the pipeline’s ability to carry forward the full indexed increase to a future period. FERC has not taken any further action on this matter.

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

Expensed environmental costs were $4 million in 2019 and are expected to be less than $5 million in 2020 and 2021. The majority of the environmental expenses forecasted for 2020 and 2021 relate to environmental matters attributable to ownership of our assets prior to their acquisition from Phillips 66. Phillips 66 has agreed to retain responsibility for these liabilities. Accordingly, although these amounts would be expensed by us, there would be no required cash outflow from us. See the “Indemnification and Excluded Liabilities” section to follow for additional information on Phillips 66-retained liabilities. Capitalized environmental costs were $6 million in 2019 and are expected to be approximately the same in 2020 and 2021. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

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

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. For compliance years 2015 through 2020, the U.S. Environmental Protection Agency (EPA) reduced the statutory volumes of advanced and total renewable fuels using authority granted to it under the EISA. The EPA’s actions pertaining to these compliance years have been or, with respect to 2020, may soon be, legally challenged.

Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include existing requirements to report emissions of GHGs to the EPA, and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our GHG emissions or those of Phillips 66. In addition, the United Nations Framework Convention on Climate Change, commonly known as the Paris Agreement, entered into force on November 4, 2016. The Paris Agreement could lead to further GHG emission reduction requirements. Requiring reductions in GHG emissions could result in increased costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. These requirements may also impact Phillips 66’s domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations. In 2017, however, the President of the United States announced his intention to withdraw the United States from the Paris Agreement. On November 4, 2019, the United States submitted formal notification of its withdrawal to the United Nations, triggering a one-year waiting period to final withdrawal.

In addition, the EPA has proposed and may adopt further regulations under the FCAA addressing GHGs, some of which may directly impact Phillips 66’s domestic refinery operations, while others, such as the EPA’s Clean Power Plan (CO2 emission rules for existing fossil fuel-fired electric generating units), which remains the subject of litigation and administrative reconsideration, may indirectly affect such operations. Both types of impacts may affect our business. In October 2017, the EPA commenced rulemaking proceedings to rescind the Clean Power Plan, and in December 2017, the EPA published an Advanced Notice of Proposed Rulemaking, announcing an intent to commence a new rulemaking to replace the Clean Power Plan with an alternative framework for regulating carbon dioxide. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule as a replacement for the Clean Power Plan. The ACE rule has been judicially challenged by public health interest groups, environmental organizations and numerous states and municipalities.

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

The Comprehensive Environmental Response, Compensation, and Liability Act (CERCLA), which is also known as Superfund, and comparable state laws impose liability, without regard to fault or to the legality of the original conduct, on certain classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the former and present owner or operator of the site where the release occurred and the transporters and generators of the hazardous substances found at the site. Under CERCLA, these persons may be subject to joint and several liabilities for the costs of cleaning up the hazardous substances released into the environment, for damages to natural resources, and for the costs of certain health studies. CERCLA also authorizes the EPA and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by hazardous substances or other pollutants released into the environment. In the course of our ordinary operations, we generate waste that falls within CERCLA’s definition of a “hazardous substance,” and, as a result, we may be jointly and severally liable under CERCLA for all or part of the costs required to clean up certain sites where we are alleged to have liability.

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

GENERAL

Major Customer
Phillips 66 accounted for 97%, 96%, and 95% of our total operating revenues in the years ended December 31, 2019, 2018 and 2017, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation, crude oil processing, and rail-unloading services to Phillips 66.

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

Employees
We are managed and operated by the executive officers of our General Partner with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of December 31, 2019, Phillips 66 employed approximately 600 people who provided direct support for our operations.

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

In addition, the actual amount of distributable cash flow we generate will also depend on other factors, some of which are beyond our control, including but not limited to the following:

•	The amount of our operating expenses and general and administrative expenses, including reimbursements to Phillips 66, which are not subject to any caps or other limits.

•	Phillips 66’s application of credit amounts under our throughput and deficiency agreements, which may be applied towards deficiency payments in future periods.

•	Phillips 66’s application of any remaining credit amounts to any volumes handled by our assets at the expiration or termination of our commercial agreements.

•	The level of maintenance capital expenditures we make.

•	Our debt service requirements and other liabilities.

•	Our ability to borrow funds and access capital markets.

•	Restrictions contained in our revolving credit facility and other debt service requirements.

Any failure to pay distributions at expected levels could result in loss of investor confidence and a decrease in the market price of our common units.

The volume of NGL, crude oil and refined petroleum products we or our joint ventures transport and terminal, the volume of NGL we fractionate, and the volume of crude oil residuals we process are dependent on several factors that are not within our or our joint ventures’ control. Substantial reductions in these volumes would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.
Our and our joint ventures’ financial results depend on continued demand for petroleum products, crude oil production, and operation of refineries that supply or are supplied by our and our joint ventures’ operations. Disruption or decreases to this demand, production or operation can materially and negatively impact our results of operations, the results of operations of our joint ventures and therefore, their ability to make distributions to us. Factors that could negatively impact the volumes we and our joint ventures handle include, among other factors:

•
Global economic conditions that result in the reduced demand for products we and our joint ventures transport, terminal, fractionate or process and consequently for the services we and our joint ventures provide.

•	Reduced demand due to an increase in the use of alternative fuel sources.

•	An increase or decrease in the market prices of petroleum products, which may reduce supply or demand.

•
A decrease in crude oil production in basins served by our or our joint ventures’ operations as a result of lower overall crude prices, exhaustion of reserves, weather or other natural causes, adverse legal or regulatory developments, or lower overall demand for crude oil and the products derived from crude oil.

•
Changes in quality or quantity of crude oil production, outages at refineries or reduced or interrupted throughput on gathering systems or pipelines due to weather related or other natural causes, competitive forces, testing, line repair, damage, reduced operating pressures or other causes that reduce shipments.

Phillips 66 accounts for a substantial portion of our revenue. If Phillips 66 is unable to satisfy its obligations under our commercial agreements or significantly reduces the volumes transported through our pipelines or terminals, stored at our storage assets or processed in our processing units, our financial condition, results of operations, cash flows and ability to make distributions to our unitholders would be materially and adversely affected.

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

•	Investments in joint ventures decrease Phillips 66’s ability to manage risk, which may adversely affect the distributions that Phillips 66 receives from the joint ventures.

•	Significant losses resulting from the hazards and risks of operations may not be fully covered by insurance and could adversely affect Phillips 66’s operations and financial results.

•	Phillips 66’s reliance on third-party transportation of crude oil, NGL and refined petroleum products could cause interruptions of supply and increased costs.

•	Increased regulation of hydraulic fracturing could result in reductions or delays in domestic production of crude oil and natural gas, which could adversely impact Phillips 66’s results of operations.

•	Competitors that produce their own supply of feedstocks, have more extensive retail outlets, or have greater financial resources may have a competitive advantage over Phillips 66.

•	Potential losses from Phillips 66’s forward-contract and derivative transactions may have an adverse impact on its results of operations and financial condition.

•	A significant interruption, including interruptions related to disruptions in information technology systems, in one or more of Phillips 66’s facilities could adversely affect its business.

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

Our commercial agreements with Phillips 66 allow Phillips 66 to suspend, reduce or terminate its obligations in certain circumstances. Any such suspension, reduction or termination could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our commercial agreements and operational services agreement with Phillips 66 include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations if certain events occur. Examples of such events include Phillips 66’s determination to suspend refining operations at one of its refineries with which our assets are associated, either permanently or for a period that will continue for at least twelve months. Under our commercial agreements, Phillips 66’s minimum volume commitments cover less than 100% of the operating capacity of our assets. Any reduction, suspension or termination of Phillips 66’s obligations could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Competition could lead to lower levels of profits and reduce the amount of cash we or our joint ventures generate and there is a risk of capacity overbuild in some markets in which we and our joint ventures operate.

We and our joint ventures compete with other pipelines and terminals that provide similar services in the same markets as our assets. In addition, our competitors could construct new assets or redeploy existing assets in a manner that would result in more intense competition in the markets we serve.

We compete on the basis of many factors, including but not limited to rates, service levels and offerings, geographic location, connectivity and reliability. Our customers could utilize the assets and services of our competitors instead of our or our joint ventures’ assets and services, or we could be required to lower our prices or increase our costs to retain our customers.

Additionally, we and our joint ventures have made and continue to make significant investments in new energy infrastructure to meet market demand. Similar investments have been made and additional investments may be made in the future by us, our competitors or by new entrants to the markets we serve. The success of these investments largely depends on the realization of anticipated market demand, and these projects typically require significant development periods, during which time demand for such infrastructure may change, or additional investments by competitors may be made.

Any of these or other competitive forces could materially adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

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

We do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We carry separate policies for certain property damage, business interruption and third-party liabilities, which includes pollution liabilities, and are also insured under certain Phillips 66’s liability policies and are subject to Phillips 66’s policy limits under these policies. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

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

Any acquisition of assets or businesses involves potential risks, including:

•	The failure to realize expected profitability, growth or accretion.

•	Environmental or regulatory compliance matters or liabilities.

•	Title or permit issues.

•	The diversion of management's attention from our existing businesses.

•	The incurrence of significant charges, such as impairment of goodwill, or properties, plants and equipment or restructuring charges.

•	The incurrence of unanticipated liabilities and costs for which indemnification is unavailable or inadequate.

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

The amount and timing of distributions to us from our joint ventures is not within our control, and we may be unable to cause our joint ventures to take or refrain from taking certain actions that may be in our best interest. In addition, for those joint ventures where we act as operator, we may be exposed to additional risk and liability in connection with our responsibilities in that capacity.

We conduct some of our operations through joint ventures in which we share control with other entities in accordance with the relevant joint venture agreements.  Those agreements provide that the joint ventures, including our representatives along with representatives of the other owners, determine the amount and timing of distributions. Our joint ventures may establish separate financing arrangements that contain restrictive covenants that may limit or restrict the joint venture’s ability to make cash distributions to us under certain circumstances. Any inability to generate cash or restrictions on cash distributions we receive from our joint ventures could impair our results of operations, cash flows and our ability to pay cash distributions to our unitholders.

Our joint venture participants may have economic, business or legal interests or goals that are inconsistent with ours, or those of the joint venture. Without the cooperation of the other owners of the joint ventures, we may not be able to cause our joint ventures to take or not take certain actions, even though those actions or inactions may be in the best interest of us or the particular joint venture. With respect to those joint ventures where we are the operator, we can be exposed to additional risk and liability in connection with our responsibilities in that capacity.

Additionally, our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone.  If we fail to make a required capital contribution, we could be deemed to be in default under the applicable joint venture agreement. Our joint venture co-owners may be permitted to pursue a variety of remedies, including funding any deficiency resulting from our failure to make such capital contribution, which would result in a dilution of our ownership interest, or, in some cases, our joint venture co-owners may have the option to purchase all of our existing interest in the subject joint venture.

Failure by us, or an entity in which we have a joint venture interest, to adequately manage the risks associated with any joint ventures could have a material adverse effect on the financial condition or results of operations of our joint ventures and, in turn, our business and operations.  In addition, should any of these risks materialize, it could have a material adverse effect on the ability of the venture to make future distributions to us.

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

Potential additional laws and regulations regarding climate change could affect our operations. Currently, various U.S. legislative and regulatory agencies and bodies are considering various measures in regard to GHG emissions. These measures include EPA programs to control GHG emissions and state actions to develop statewide or regional programs, each of which could impose reductions in GHG emissions. These actions could result in increased (1) costs to operate and maintain our facilities, (2) capital expenditures to install new emission controls on our facilities and (3) costs to administer and manage any potential GHG emissions regulations or carbon trading or tax programs. These actions could also have an indirect adverse effect on our business if Phillips 66’s refinery operations are adversely affected due to increased regulation of Phillips 66’s facilities or reduced demand for crude oil, refined petroleum products and NGL. There also could be a direct adverse effect on our business from increased regulation of our facilities. See Items 1 and 2. Business and Properties—Environmental Regulations—Air Emissions and Climate Change, for additional information.

Climate change may adversely affect our facilities and our ongoing operations.

The potential physical effects of climate change on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. Examples of such effects include rising sea levels at our coastal facilities, changing storm patterns and intensities, and changing temperature levels. As many of our facilities are located near coastal areas or serve refineries in coastal areas, rising sea levels or extreme weather events may disrupt our ability to transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operations. Similar potential physical effects, impacts and disruptions could affect facilities and operations of Phillips 66, with which our facilities and operations are connected.

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

Increases in fuel mileage standards and the increased use of renewable fuels could decrease demand for refined petroleum products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2007, Congress passed the EISA, which, among other things, sets a target of 35 miles per gallon for the combined fleet of cars and light trucks in the United States by model year 2020, and contains RFS2. In August 2012, the National Highway Traffic Safety Administration enacted regulations establishing an average industry fleet fuel economy standard of 54.5 miles per gallon by 2025, although these requirements were relaxed somewhat via rulemaking in 2019. RFS2 presents production and logistics challenges for both the renewable fuels and petroleum refining industries. RFS2 has required, and may in the future continue to require, additional capital expenditures or expenses by Phillips 66 to accommodate increased renewable fuels use. Phillips 66 may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to the replacement of refined petroleum products with renewable fuels.

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

Additionally, we rely on the information technology infrastructure of Phillips 66 to conduct our operations. The systems and networks we rely on, as well as those of our vendors and counterparties, may become the target of cyber attacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information as well as disruption of our operations or damage to our facilities. Additionally, as cyber incidents continue to evolve and escalate, we may be required to reimburse Phillips 66 for additional costs incurred associated with the modification or enhancement of systems or networks that directly serve our operations in order to prevent or remediate such attacks. We do not maintain specialized insurance for possible liability or loss resulting from a cyber attack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

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

Our partnership agreement permits our General Partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements to which we are a party, or to provide funds for future distributions to partners. These cash reserves will affect the amount of cash we have available to distribute to our unitholders.

Our General Partner and its affiliates, including Phillips 66, have conflicts of interest with us, and they may favor their own interests to our detriment and that of our unitholders. Additionally, we have no control over the business decisions and operations of Phillips 66, and Phillips 66 is under no obligation to adopt a business strategy that favors us.

Phillips 66 owns our General Partner and, through Phillips 66 PDI, approximately 74% of our issued and outstanding common units as of December 31, 2019. Although our General Partner has a duty to manage us in a manner that is in the best interests of our partnership and our unitholders, the directors and officers of our General Partner also have a duty to manage our General Partner in a manner that is in the best interests of its owner, Phillips 66. Conflicts of interest may arise between Phillips 66 and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Phillips 66, over the interests of our common unitholders. These conflicts include, among others, the following:

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

•
Our General Partner will determine the amount and timing of many of our cash expenditures and whether a cash expenditure is classified as an expansion capital expenditure, which would not reduce operating surplus, or a maintenance capital expenditure, which would reduce our operating surplus. This determination can affect the amount of available cash from operating surplus that is distributed to our unitholders, including our General Partner, and the amount of adjusted operating surplus generated in any given period.

•	Our General Partner will determine which costs incurred by it are reimbursable by us.

•	Our General Partner may cause us to borrow funds in order to permit the payment of cash distributions.

•
Our partnership agreement permits us to classify up to $60 million as operating surplus, even if it is generated from asset sales, non-working capital borrowings or other sources that would otherwise constitute capital surplus. This cash may be used to fund distributions to our unitholders, including our General Partner.

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

Our partnership agreement designates the Court of Chancery of the State of Delaware as the exclusive forum for certain types of actions and proceedings that may be initiated by our limited partners, which would limit our limited partners’ ability to choose the judicial forum for disputes with us or our General Partner’s directors, officers or other employees.

Our partnership agreement provides, that, with certain limited exceptions, any claims, suits, actions or proceedings:

•
arising out of or relating in any way to our partnership agreement (including any claims, suits or actions to interpret, apply or enforce the provisions of our partnership agreement or the duties, obligations or liabilities among our partners, or obligations or liabilities of our partners to us, or the rights or powers of, or restrictions on, our partners or us);

•	brought in a derivative manner on our behalf;

•	asserting a claim of breach of a duty owed by any of our, or our general partner’s, directors, officers, or other employees, or owed by our general partner, to us or our partners;

•	asserting a claim against us arising pursuant to any provision of the Delaware Act; or

•	asserting a claim against us governed by the internal affairs doctrine,

will be exclusively brought in the Court of Chancery of the State of Delaware (or, if such court does not have jurisdiction thereof, any other court in the State of Delaware with jurisdiction). Any person or entity purchasing or otherwise acquiring any interest in our common units or other partnership interests is deemed to have received notice of and consented to the exclusive forum provisions.

To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, although limited partners will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder. The enforceability of similar choice of forum provisions in other companies’ certificates of incorporation or similar governing documents has been challenged in legal proceedings, and it is possible that a court could find the choice of forum provisions contained in our partnership agreement to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws.

This exclusive forum provision may limit the ability of a limited partner to commence litigation in a forum that the limited partner prefers, or may require a limited partner to incur additional costs in order to commence litigation in Delaware, each of which may discourage such lawsuits against us or our general partner’s directors or officers. Alternatively, if a court were to find this exclusive forum provision inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings described above, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our business, results of operations and financial condition.

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

The unitholders are unable initially to remove our General Partner without its consent because our General Partner and its affiliates own sufficient units to be able to prevent its removal. The vote of the holders of at least 66 2/3% of all outstanding common units and Series A preferred units (on an as-converted basis) voting as a single class is required to remove our General Partner. As of December 31, 2019, our General Partner and its affiliates owned approximately 70% of our total outstanding common units and Series A preferred units (on an as-converted basis) in the aggregate.

Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our General Partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the Board of Directors of our General Partner, cannot vote on any matter.

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

At December 31, 2019, Phillips 66, through Phillips 66 PDI, held 169,760,137 common units. We have agreed to provide Phillips 66 with certain registration rights under applicable securities laws. The sale of these units in the public or private markets could have an adverse impact on the price of the common units or on any trading market that may develop.

Our General Partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of our then-outstanding common units, our General Partner will have the right, but not the obligation, which it may assign to any of its affiliates or to us, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner and its affiliates owned approximately 74% of our total outstanding common units, and approximately 70% of our total outstanding common units and Series A preferred units (on an as-converted basis) in the aggregate, as of December 31, 2019.

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

Similar to other yield-oriented securities, our common unit price is impacted by our level of distributions and the implied distribution yield of our common units. The distribution yield is often utilized by investors to compare and rank yield-oriented securities for investment decision-making purposes. Therefore, changes in interest rates, either positive or negative, may affect the yield requirements of investors who invest in our units, and a rising interest rate environment could have an adverse impact on the price of our common units, our ability to issue equity, or our ability to make distributions at our intended levels.

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

Although we are a limited partnership under Delaware law, it is possible in certain circumstances for a partnership such as ours to be treated as a corporation for federal income tax purposes. A change in our business or a change in current law could cause us to be treated as a corporation for federal income tax purposes or otherwise subject us to taxation as an entity.

If we were treated as a corporation for federal income tax purposes, we would pay federal income tax on our taxable income at the corporate tax rate, which is currently a maximum of 21%, and would likely pay state and local income tax at varying rates. Distributions would generally be taxable to the unitholder as corporate dividends (to the extent of our current and accumulated earnings and profits), and no income, gains, losses, deductions, or credits would flow through to unitholders. If a tax is imposed upon us as a corporation, our distributable cash flow would be substantially reduced. In addition, changes in current state law may subject us to additional entity-level taxation by individual states. Several states are evaluating ways to subject partnerships to entity-level taxation through the imposition of state income, franchise and other forms of taxation. Imposition of any such taxes may substantially reduce the cash available for distribution to unitholders. Therefore, if we were treated as a corporation for federal income tax purposes or otherwise subjected to a material amount of entity-level taxation, there would be a material reduction in the anticipated cash flow and after-tax return to our unitholders, likely causing a substantial reduction in the value of our common units.

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
Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. If the transferee fails to satisfy this withholding requirement, we will be required to deduct and withhold such amount (plus interest) from future distributions to the transferee. Because the “amount realized” would include a unitholder’s share of our nonrecourse liabilities, 10% of the amount realized could exceed the total cash purchase price for such disposed units. Due to this fact, our inability to match transferors and transferees of units, and other uncertainty surrounding the application of these withholding rules, the U.S. Department of the Treasury and the IRS have currently suspended these rules for transfers of certain publicly traded partnership interests, including transfers of our units, until regulations or other guidance have been issued. It is unclear when such regulations or other guidance will be issued.

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

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. At January 31, 2020, there were 12 unitholders of record of our common units. In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.

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

•
Provide funds for distributions to our unitholders and to our General Partner for any one or more of the next four quarters (provided that our General Partner may not establish cash reserves for distributions if the effect of the establishment of such reserves will prevent us from distributing $0.2125 on all common units and any cumulative arrearages on such common units for the current quarter);

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

Intent to Distribute the Minimum Quarterly Distribution. We intend to make at least a minimum quarterly distribution to the holders of our common units of $0.2125 per unit, to the extent we have sufficient available cash after the establishment of cash reserves. This minimum quarterly distribution is subject to proportionate adjustment in the event of any distribution, combination or subdivision of common units or other partnership securities. However, there is no guarantee that we will pay such minimum quarterly distribution on our units in any quarter. The amount of distributions paid and the decision to make any distribution will be determined by our General Partner, in accordance with the terms of our partnership agreement. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity—Revolving Credit Facility, for a discussion of the covenants included in our revolving credit facility that may restrict our ability to make distributions.

Item 6. SELECTED FINANCIAL DATA

The following table presents selected financial data as of and for each of the five years in the period ended December 31, 2019. To ensure full understanding, the selected financial data presented below should be read in conjunction with Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations, and the consolidated financial statements and accompanying notes included elsewhere in this Annual Report on Form 10-K.

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

See Note 4—Acquisitions and Note 6—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for information on our acquisitions, including those that were common control transactions, that affect the comparability of the information below.

	Millions of Dollars Except Per Unit Amounts
	2019	2018	2017	2016	2015

Statement of income data:
Operating revenues—related parties	$1,097	1,012	894	727	582
Operating revenues—third parties	29	33	40	31	30
Equity in earnings of affiliates	535	439	223	114	77
Net income	923	796	524	408	306
Net income attributable to the Partnership	923	796	461	301	194
Limited partners’ interest in net income attributable to the Partnership	746	519	292	209	153
Net income attributable to the Partnership per limited partner unit
Common units—basic	4.45	4.22	2.60	2.20	2.02
Common units—diluted	4.29	4.00	2.59	2.20	2.02
Subordinated units—Phillips 66—basic and diluted	—	—	—	—	1.24
Cash distributions paid per limited partner unit	3.400	2.936	2.405	1.975	1.538

Balance sheet data:
Total assets	6,961	5,819	5,334	4,109	3,662
Long-term debt	3,491	2,998	2,920	2,396	1,091
Notes payable—related parties	—	—	—	—	964

Item 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

BUSINESS ENVIRONMENT AND EXECUTIVE OVERVIEW

Partnership Overview
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interest in us and its 100% interest in Phillips 66 Partners GP LLC to its wholly owned subsidiary, Phillips 66 Project Development Inc. (Phillips 66 PDI). On August 1, 2019, all of the outstanding incentive distribution rights (IDRs) held by our General Partner were eliminated and its general partner interest in us was converted to a noneconomic interest in exchange for common units. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based midstream assets. Our common units trade on the New York Stock Exchange under the symbol PSXP.

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

Executive Overview
Net income attributable to the Partnership was $923 million in 2019. We generated cash from operations of $1,016 million and raised net proceeds of $641 million through debt and equity financings. This cash was primarily used to fund our capital expenditures and make quarterly cash distributions to our unitholders and General Partner. Additionally, $423 million of our capital expenditures were funded by certain joint venture partners. As of December 31, 2019, we had cash and cash equivalents of $286 million, total debt of $3,516 million, and unused capacity under our revolving credit facility of $749 million.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance, including: (1) volumes handled; (2) operating and maintenance expenses; (3) net income (loss) before net interest expense, income taxes, depreciation and amortization (EBITDA); (4) adjusted EBITDA; and (5) distributable cash flow.

Volumes Handled
The amount of revenue we generate primarily depends on the volumes of crude oil, refined petroleum products and natural gas liquids (NGL) that we handle in our pipeline, terminal, rail rack, processing, storage and fractionator systems. In addition, our equity affiliates generate revenue from transporting and terminaling crude oil, refined petroleum products and NGL. These volumes are primarily affected by the supply of, and demand for, crude oil, refined petroleum products and NGL in the markets served directly or indirectly by our assets, as well as the operational status of the refineries served by our assets. Phillips 66 has committed to minimum throughput volumes under many of our commercial agreements.

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

RESULTS OF OPERATIONS

	Millions of Dollars
Years Ended December 31	2019	2018	2017
Revenues and Other Income
Operating revenues—related parties	$1,097	1,012	894
Operating revenues—third parties	29	33	40
Equity in earnings of affiliates	535	439	223
Other income	6	2	12
Total revenues and other income	1,667	1,486	1,169

Costs and Expenses
Operating and maintenance expenses	405	354	321
Depreciation	120	117	116
General and administrative expenses	67	64	69
Taxes other than income taxes	39	35	33
Interest and debt expense	108	115	101
Other expenses	2	1	1
Total costs and expenses	741	686	641
Income before income taxes	926	800	528
Income tax expense	3	4	4
Net income	923	796	524
Less: Net income attributable to Predecessors	—	—	63
Net income attributable to the Partnership	923	796	461
Less: Preferred unitholders’ interest in net income attributable to the Partnership	37	37	9
Less: General partner’s interest in net income attributable to the Partnership	140	240	160
Limited partners’ interest in net income attributable to the Partnership	$746	519	292

Net cash provided by operating activities	$1,016	892	724

Adjusted EBITDA	$1,268	1,137	754

Distributable cash flow	$989	854	572

	Year Ended December 31
	2019	2018	2017
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$473	454	424
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	991	1,016	916
Refined petroleum products and NGL	947	929	950
Total	1,938	1,945	1,866

Average pipeline revenue per barrel (dollars)	$0.67	0.64	0.62

Terminals
Terminal revenues (millions of dollars)	$167	157	152
Terminal throughput (thousands of barrels daily)
Crude oil(2)	470	462	421
Refined petroleum products	804	780	767
Total	1,274	1,242	1,188

Average terminaling revenue per barrel (dollars)	$0.35	0.34	0.35

Storage, processing and other revenues (millions of dollars)	$486	434	358
Total operating revenues (millions of dollars)	$1,126	1,045	934

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	760	652	472
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

	Millions of Dollars
	Year Ended December 31
	2019	2018	2017
Reconciliation to Net Income Attributable to the Partnership
Net income attributable to the Partnership	$923	796	461
Plus:
Net income attributable to Predecessors	—	—	63
Net income	923	796	524
Plus:
Depreciation	120	117	116
Net interest expense	105	114	99
Income tax expense	3	4	4
EBITDA	1,151	1,031	743
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	116	101	66
Expenses indemnified or prefunded by Phillips 66	1	1	8
Transaction costs associated with acquisitions	—	4	4
Less:
EBITDA attributable to Predecessors	—	—	67
Adjusted EBITDA	1,268	1,137	754
Plus:
Deferred revenue impacts* †	(6)	(6)	6
Less:
Equity affiliate distributions less than proportional EBITDA	56	64	29
Maintenance capital expenditures†	74	62	50
Net interest expense	105	114	100
Preferred unit distributions	37	37	9
Income taxes paid	1	—	—
Distributable cash flow	$989	854	572
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Year Ended December 31
	2019	2018	2017
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$1,016	892	724
Plus:
Net interest expense	105	114	99
Income tax expense	3	4	4
Changes in working capital	34	(20)	(30)
Undistributed equity earnings	3	5	1
Deferred revenues and other liabilities	(5)	42	(43)
Other	(5)	(6)	(12)
EBITDA	1,151	1,031	743
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	116	101	66
Expenses indemnified or prefunded by Phillips 66	1	1	8
Transaction costs associated with acquisitions	—	4	4
Less:
EBITDA attributable to Predecessors	—	—	67
Adjusted EBITDA	1,268	1,137	754
Plus:
Deferred revenue impacts*†	(6)	(6)	6
Less:
Equity affiliate distributions less than proportional EBITDA	56	64	29
Maintenance capital expenditures†	74	62	50
Net interest expense	105	114	100
Preferred unit distributions	37	37	9
Income taxes paid	1	—	—
Distributable cash flow	$989	854	572
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

2019 vs. 2018

Operating revenues increased $81 million in 2019. The increase was primarily due to the recognition of previously deferred revenues associated with fees charged to Phillips 66 related to turnaround activity at Merey Sweeny LLC (Merey Sweeny) in the first quarter of 2019, and higher volumes and rates.

Equity in earnings of affiliates increased $96 million, or 22%, in 2019, mainly resulting from higher earnings from Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline and DCP Sand Hills Pipeline, LLC (Sand Hills), primarily due to improved volumes.

Operating and maintenance expenses increased $51 million, or 14%, in 2019. The increase was primarily due to turnaround activity at Merey Sweeny and integrity and maintenance repairs.

2018 vs. 2017

Operating revenues increased $111 million, or 12%, in 2018. The increase was primarily due to higher processing revenues at Merey Sweeny, and improved pipeline volumes and rates.

Equity in earnings of affiliates increased $216 million, or 97%, in 2018, mainly resulting from a full year of earnings from the Bakken Pipeline, and higher earnings from Sand Hills, Explorer Pipeline Company (Explorer), and Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal), primarily due to improved volumes.

Other income decreased $10 million in 2018. The decrease was primarily due to the receipt of tax-related contractual make-whole payments in 2017 associated with the transfer of a co-venturer’s interests in Sand Hills and DCP Southern Hills Pipeline, LLC (Southern Hills) to DCP Midstream, LP.

Operating and maintenance expenses increased $33 million, or 10%, in 2018. The increase was primarily due to higher operating expenses at Merey Sweeny and maintenance expenses for the Ponca Products System.

Interest and debt expense increased $14 million, or 14%, in 2018, due to higher average debt principal balances as a result of the issuance of $650 million of senior notes in October 2017. See Note 12—Debt, in the Notes to Consolidated Financial Statements, for additional information.

CAPITAL RESOURCES AND LIQUIDITY
Significant Sources of Capital
Our sources of liquidity include cash generated from operations, distributions from our equity affiliates, borrowings from related parties and under our revolving credit facility, issuances of additional debt and equity securities, and funding from joint venture partners. We believe that cash generated from these sources will be sufficient to meet our short-term working capital requirements, long-term capital expenditure requirements and our quarterly cash distributions.

Operating Activities
During 2019, we generated $1,016 million in cash from operations, a 14% improvement over cash from operations of $892 million in 2018. The improvement was primarily driven by distributions from equity affiliates in 2019.

During 2018, cash provided by operating activities was $892 million, a 23% improvement over cash from operations of $724 million in 2017. The improvement was primarily driven by higher operating revenues and distributions from equity affiliates, partially offset by decreased deferred revenue and increased operating and maintenance expenses in 2018.

Equity Affiliate Operating Distributions
Our cash flows are also impacted by distribution decisions made by our equity affiliates. Over the three years ended December 31, 2019, we received aggregate distributions from our equity affiliates of $1,350 million. We cannot control the amount or timing of future dividends from equity affiliates; therefore, future dividend payments by these and other equity affiliates are not assured.

ATM Program
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively, leaving $250 million available under the third program. For the year ended December 31, 2019, on a settlement-date basis, we issued an aggregate of 3,195,521 common units under our ATM programs, generating net proceeds of $173 million. During the year ended December 31, 2018, on a settlement-date basis, we issued an aggregate of 2,532,096 common units under our ATM programs, generating net proceeds of $128 million. During the year ended December 31, 2017, on a settlement-date basis, we issued an aggregate of 3,372,716 common units under our ATM programs, generating net proceeds of $173 million. Since inception in June 2016 and through December 31, 2019, we issued an aggregate of 9,446,485 common units under our ATM programs, and generated net proceeds of $492 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

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

The holders of the preferred units may convert their preferred units into common units, on a one-for-one basis, at any time after the second anniversary of the issuance date, in full or in part, subject to minimum conversion amounts and conditions. After the third anniversary of the issuance date, we may convert the preferred units into common units at any time, in whole or in part, subject to certain minimum conversion amounts and conditions. See Note 15—Equity, in the Notes to Consolidated Financial Statements, for additional information on the preferred unit conversion features.

2019 Senior Notes
On September 6, 2019, we closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•	$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.

•	$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

Interest on each series of senior notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. Total proceeds received from the offering were $892 million, net of underwriting discounts and commissions. Net proceeds from the Senior Notes offering were used for general partnership purposes, including debt repayments. On September 13, 2019, we used a portion of the proceeds to repay the $400 million outstanding principal balance of the senior unsecured term loan facility that was drawn during the first half of 2019. On October 15, 2019, we used a portion of the proceeds to repay the aggregate $300 million outstanding principal balance of our 2.646% Senior Notes due February 2020.

Revolving Credit Facility
On July 30, 2019, we amended and restated our revolving credit agreement. The agreement extended the termination date from October 3, 2021 to July 30, 2024. No other material amendments were made to the agreement, and the overall capacity remains at $750 million with an option to increase the overall capacity to $1 billion, subject to certain conditions. We also have the option to extend the Credit Agreement for two additional one-year terms after its July 30, 2024, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

As of December 31, 2019, no amount had been directly drawn under our $750 million revolving credit facility; however, $1 million in letters of credit had been issued that were supported by this facility. As of December 31, 2018, we had an aggregate of $125 million borrowed and outstanding under the credit facility.

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

Term Loan Facility
On March 22, 2019, we entered into a senior unsecured term loan facility with a borrowing capacity of $400 million due March 20, 2020. We borrowed an aggregate amount of $400 million under the facility during the first half of 2019. The proceeds were used for general partnership purposes, including repayment of amounts borrowed under our $750 million revolving credit facility. The outstanding principal balance of the senior unsecured term loan facility was repaid in full in September 2019.

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

Because the Merey Sweeny tax-exempt bonds and senior bonds were held by entities we acquired in common control transactions, prior period debt balances were retrospectively presented as if we had held the bonds since their inception in February 2017.

Transfers of Equity Interests
In December 2018, a third party exercised its option to acquire a 35% interest in Gray Oak Holdings LLC (Holdings LLC), a consolidated subsidiary. This transfer did not qualify as a sale under GAAP because of certain restrictions placed on the acquirer. The contributions received by Holdings LLC from the third party to cover capital calls from Gray Oak Pipeline, LLC are presented as a long-term obligation on our consolidated balance sheet and as financing cash inflows on our consolidated statement of cash flows. After construction of the Gray Oak Pipeline is fully completed, these restrictions expire, and the sale will be recognized under GAAP. We will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35% interest will be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. During 2019, the third party contributed an aggregate of $342 million into Holdings LLC, and Holdings LLC used these contributions to fund its portion of Gray Oak Pipeline LLC’s cash calls.

In February 2019, Holdings LLC transferred a 10% interest in Gray Oak Pipeline, LLC, to a third party that exercised a purchase option, for proceeds of $81 million. The proceeds received from this sale are reflected as an investing cash inflow in the “Proceeds from sale of equity interest” line item on our consolidated statement of cash flows.

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

In June 2019, Gray Oak Pipeline, LLC entered into a third-party term loan facility with an initial borrowing capacity of $1,230 million to cover a portion of the project cost for the Gray Oak Pipeline, inclusive of accrued interest. Subsequently, the facility was increased in July 2019 to $1,317 million and further increased in January 2020 to $1,379 million, inclusive of accrued interest.  Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount.  Under the agreement, our maximum potential amount of future obligations is $583 million, plus any additional accrued interest and associated fees, which would be required if the term loan facility is fully utilized and Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder.  At December 31, 2019, Gray Oak Pipeline, LLC had borrowings of $1,170 million outstanding, and our 42.25% proportionate exposure was $494 million.  The net proceeds from the term loan were used by Gray Oak Pipeline, LLC for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that we and our co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak Pipeline, LLC in June 2019.  Our total related party loan to and repayment received from Gray Oak Pipeline, LLC was $95 million.

Capital Requirements

Acquisitions
During 2018 and 2017, we completed several major acquisitions, including:

•
The April 2018 Gray Oak Pipeline Project Acquisition, where we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 100% interest in Holdings LLC, which, at that time, owned a 100% interest in Gray Oak Pipeline, LLC. Gray Oak Pipeline, LLC is developing and constructing the Gray Oak Pipeline which, upon completion, will transport crude oil from the Permian and Eagle Ford to destinations in Corpus Christi, Texas, and the Sweeny, Texas, area, including the Phillips 66 Sweeny Refinery.

•	The October 2017 Bakken Pipeline/Merey Sweeny Acquisition, consisting of a 25% interest in the Bakken Pipeline and a 100% interest in Merey Sweeny.

See Note 4—Acquisitions, Note 6—Equity Investments and Loans and Note 20—Cash Flow Information, in the Notes to Consolidated Financial Statements, for additional information on our acquisitions, including consideration paid and the cash and noncash elements of the transactions.

Subsequent Acquisition
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for approximately $75 million.  The purchase price reflects the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. We plan to fund the transaction through a combination of cash on hand and our revolving credit facility.  The transaction is expected to close on March 2, 2020.

Liberty Pipeline LLC is developing and constructing the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma.  The throughput capacity on the 24 inch pipeline is expected to be 400,000 BPD.  The pipeline is supported by long-term shipper commitments, and service is expected in the first half of 2021.  The total cost of the pipeline is expected to be approximately $1.6 billion, on a gross basis, or $800 million net to the Partnership.

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

Our capital expenditures and investments represent the total spending for our capital requirements. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of consolidated capital spending funded by certain joint venture partners. Additionally, the disaggregation of adjusted capital spending between expansion and maintenance is not a distinction recognized under GAAP. We disaggregate adjusted capital spending because our partnership agreement requires that we treat expansion and maintenance capital differently for certain surplus determinations. Further, we generally fund expansion capital spending with both operating and financing cash flows and fund maintenance capital spending with operating cash flows.

Our capital expenditures and investments for the years ended December 31, 2019, 2018 and 2017 were:

	Millions of Dollars
	2019	2018	2017
Capital expenditures and investments
Capital expenditures and investments	$1,082	776	434
Capital expenditures attributable to Predecessors	—	—	(82)
Capital expenditures and investments funded by joint venture partners*	(423)	—	—
Adjusted capital spending	659	776	352

Expansion	$579	710	382
Maintenance	80	66	52
*See Note 6—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for additional information.

Capital expenditures attributable to Predecessors for the three-year period ended December 31, 2019, reflect contributions to Dakota Access and ETCO to fund construction, completion and startup of the Bakken Pipeline.

Our capital expenditures and investments attributable to the Partnership for the three-year period ended December 31, 2019, included:

•
Contributions to Gray Oak Pipeline, LLC to progress construction of the pipeline system, which will transport crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market.

•
Contributions to Bayou Bridge Pipeline, LLC (Bayou Bridge) for the construction of a pipeline from Nederland, Texas, to Lake Charles, Louisiana, and a pipeline segment from Lake Charles to St. James, Louisiana.

•	Completion of the construction of our new isomerization unit at the Phillips 66 Lake Charles Refinery.

•	Contributions to Sand Hills to increase capacity on its NGL system.

•	Construction activities related to increasing storage capacity at Clemens Caverns.

•	Contributions to Dakota Access and ETCO for post-construction spending related to Bakken Pipeline.

•	Construction activities related to a new ethane pipeline from the Clemens Caverns to petrochemical facilities in Gregory, Texas, near Corpus Christi (C2G Pipeline).

•	Contributions to South Texas Gateway Terminal for construction activities related to the marine export terminal that will connect to the Gray Oak Pipeline in Corpus Christi, Texas.

•	Construction activities related to increasing capacity on the Sweeny to Pasadena refined petroleum products pipeline.

•	Spending associated with other return, reliability and maintenance projects.

2020 Budget
Our 2020 capital program is $962 million, and $95 million of that amount will be funded by certain joint venture partners. Of the remaining $867 million budgeted, $734 million will be invested in expansion projects, including the C2G Pipeline, Gray Oak Pipeline, the South Texas Gateway Terminal and the Bakken Pipeline. Our estimated maintenance capital spending of $133 million will be funded primarily with cash from operations, while expansion capital spending will be funded with a combination of cash from operations, borrowings under our revolving credit facility or other issuances of debt, and selective use of our ATM program.

Restructuring Transaction
On August 1, 2019, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, dated July 24, 2019, entered into with our General Partner. Pursuant to this agreement, all of the outstanding IDRs held by our General Partner were eliminated and its approximately 2% general partner interest in us was converted into a non-economic general partner interest; both in exchange for an aggregate of 101 million common units issued to Phillips 66 PDI. Because these transactions were between entities under common control, the common units issued to Phillips 66 PDI were assigned no value; rather, our General Partner’s negative equity balance of $1.4 billion at August 1, 2019, was transferred to Phillips 66’s limited partner equity account.

Cash Distributions
On January 21, 2020, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit which, excluding distributions to holders of our preferred units, resulted in a total distribution of $200 million attributable to the fourth quarter of 2019. This distribution was paid February 13, 2020, to unitholders of record as of January 31, 2020.

The following table summarizes our quarterly cash distributions for 2019 and 2018 to our common unitholders and our General Partner:

Quarter Ended	Quarterly Cash Distribution Per Common Unit* (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
December 31, 2019	$0.875	$200	February 13, 2020
September 30, 2019	0.865	197	November 13, 2019
June 30, 2019	0.855	177	August 13, 2019
March 31, 2019	0.845	174	May 14, 2019
December 31, 2018	0.835	171	February 13, 2019
September 30, 2018	0.792	160	November 13, 2018
June 30, 2018	0.752	148	August 13, 2018
March 31, 2018	0.714	139	April 30, 2018
*Cash distributions declared attributable to the indicated periods.

The holders of the preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit commencing for the quarter ended December 31, 2017, with a prorated amount from the date of issuance. Preferred unitholders received $9 million of distributions attributable to the fourth quarter of 2019.

Contractual Obligations
The following table summarizes our aggregate contractual obligations as of December 31, 2019:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$3,550	25	50	300	3,175
Interest on debt	1,974	134	265	265	1,310
Operating lease obligations	105	3	6	6	90
Purchase obligations (b)	172	154	9	5	4
Other long-term liabilities:
Asset retirement obligations	11	—	—	—	11
Accrued environmental costs	3	1	—	—	2
Total	$5,815	317	330	576	4,592

(a)	See Note 12—Debt, in the Notes to Consolidated Financial Statements, for additional information.

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

Our preferred units are contractually entitled to receive cumulative quarterly distributions. As of December 31, 2019, distributions to our preferred unitholders are $37 million on an annual basis. However, subject to certain conditions, we or the holders of the preferred units may convert the preferred units into common units at certain anniversary dates after the issuance date. Due to the uncertain timing of any potential conversion, distributions related to the preferred units were not included in the contractual obligations table above.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2019 and 2018, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Impairments
Long-lived assets used in operations are assessed for impairment whenever changes in facts and circumstances indicate the carrying value of an asset group may not be recoverable. If the sum of the undiscounted expected future pretax cash flows of an asset group is less than the carrying value, including applicable liabilities, the carrying value is written down to estimated fair value. Individual assets are grouped for impairment purposes based on a judgmental assessment of the lowest level for which there are identifiable cash flows that are largely independent of the cash flows of other assets, generally at a pipeline system, terminal, processing or fractionation system level. Because there usually is a lack of quoted market prices for long-lived assets, the fair value of impaired assets is typically determined using one or more of the following methods: present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants; estimated replacement cost; a market multiple of earnings for similar assets; or historical market transactions of similar assets, adjusted using principal market participant assumptions when necessary. The expected future cash flows used for impairment reviews and related fair value calculations are based on judgmental assessments of future volumes, commodity prices, operating costs, margins, discount rates and capital project decisions, considering all available information at the date of review.

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

Goodwill
At December 31, 2019, we had $185 million of goodwill recorded in conjunction with past business combinations. The majority of our goodwill is related to acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. Goodwill is not amortized. Instead, goodwill is subject to at least annual tests for impairment at a reporting unit level. A reporting unit is an operating segment or a component that is one level below an operating segment and they are determined primarily based on the manner in which the business is managed. We have one reporting unit with a goodwill balance.

We perform our annual goodwill impairment test using a qualitative assessment and a quantitative assessment, if one is deemed necessary. As part of our qualitative assessment, we evaluate relevant events and circumstances that could affect the fair value of our reporting unit, including macroeconomic conditions, overall industry and market considerations and regulatory changes, as well as partnership-specific market metrics, performance and events. The evaluation of partnership-specific events and circumstances includes evaluating changes in our unit price and cost of capital, actual and forecasted financial performance, as well as the effect of significant asset dispositions.

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

We completed our annual qualitative impairment test as of October 1, 2019, and concluded that the fair value of our reporting unit continued to exceed its respective carrying value (including goodwill) by a significant percentage. A decline in the estimated fair value of our reporting unit in the future could result in an impairment. As such, we continue to monitor for indicators of impairment until our next annual impairment test is performed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we conduct our business in U.S. dollars, we are not exposed to foreign currency exchange-rate risk.

Commodity Price Risk
Since we neither take ownership of the crude oil, refined petroleum products or NGLs we transport or store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodities shipped. This loss allowance, which represented 3% of our total operating revenues in 2019, 2018 and 2017, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with commodity prices of the products we transport and store; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

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

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At December 31, 2019
2020	$—		$25	1.9%
2021	—		50	1.9%
2022	—		—
2023	—		—
2024	300	2.5%	—
Thereafter	3,175	3.9%	—
Total	$3,475		$75

Fair value	$3,650		$75

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At December 31, 2018
2019	$—		$50	3.7%
2020	300	2.6%	25	1.9%
2021	—		125	3.0%
2022	—		—
2023	—		—
Thereafter	2,575	4.1%	—
Total	$2,875		$200

Fair value	$2,660		$200

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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2019. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2019.

Ernst & Young LLP has issued an audit report on the Partnership’s internal control over financial reporting as of December 31, 2019, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman of the Board of Directors and Chief Executive Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Director, Vice President and Chief Financial Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

Date: February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Phillips 66 Partners LP (the “Partnership”) as of December 31, 2019 and 2018, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the reports of other auditors, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2019 and 2018, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC (the “Pipelines”) and Dakota Access, LLC (“Dakota”). The Partnership accounts for its 33.34% interest in each of the Pipelines and its 25% interest in Dakota using the equity method of accounting. In the financial statements, the Partnership’s total investment in the Pipelines is stated at $810 million and $807 million as of December 31, 2019 and 2018, respectively, and the Partnership’s total equity in net income of the Pipelines is stated at $193 million, $156 million and $108 million for the years ended December 31, 2019, 2018, and 2017, respectively. In the financial statements, the Partnership’s total investment in Dakota is stated at $461 million and $473 million as of December 31, 2019 and 2018, respectively, and the Partnership’s total equity in net income of Dakota is stated at $177 million, $139 million, and $52 million for the years ended December 31, 2019, 2018, and 2017, respectively. The Pipelines’ and Dakota’s consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Pipelines and Dakota for 2019, 2018 and 2017, are based on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 21, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Classification of new or modified leases
Description of the Matter
As discussed in Note 5 to the consolidated financial statements, the Partnership has certain contractual arrangements with Phillips 66 that contain leases, where the Partnership is the lessor and Phillips 66 is the lessee. The Partnership’s determination of the classification of new or modified lease agreements requires judgment due to the inherent complexity of determining whether the present value of the lease payments equals or exceeds substantially all of the fair value of the underlying asset. Specifically, these judgments and estimates relate to the determination of the fair value of the leased asset, and the allocation of consideration in the contract between lease and non-lease components.
Auditing the Partnership's classification of a new or modified lease required us to make subjective auditor judgments due to the uncertainty and subjectivity involved in determining the fair value of the underlying asset and determining both the amount of consideration in a contract to be allocated and the method of allocation. The subjective assumptions used in determining the fair value of the underlying assets included determination of the replacement costs for similar assets and adjustments for the age of such assets. Additionally, the allocation of consideration in the contract involved subjective assumptions in determining the relative standalone selling price of the lease and non-lease components.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s lease accounting process to identify and classify new lease contracts or modifications to existing lease contracts, including the Partnership’s review of the underlying key assumptions utilized in determining lease classification.
In order to test the lease classification for new or modified leases we performed audit procedures that included, among others, assessing the methodologies used by management to determine fair value, and testing the significant assumptions discussed above and the related underlying data used by the Partnership in its analysis. For example, we tested the relative standalone selling prices used in the allocation of consideration to the lease and non-lease components in a contract, the calculation of the discount rate implicit in the lease, and the estimated fair value of the underlying asset. Additionally, we involved our valuation specialists to assist us in analyzing management’s estimation of leased assets’ fair values. We also performed sensitivity analyses of certain significant assumptions to evaluate the effect of changes to management’s estimates and recalculated management’s model.

/s/ Ernst & Young LLP

Houston, Texas
February 21, 2020

We have served as the Partnership’s auditor since 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheet of the Partnership as of December 31, 2019 and 2018, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes and our report dated February 21, 2020, expressed an unqualified opinion thereon.

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

/s/ Ernst & Young LLP
Houston, Texas
February 21, 2020

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of
DCP Sand Hills Pipeline, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Sand Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 5 and Note 6 to the financial statements, the Company has significant transactions with related parties.

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

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 7, 2020

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of
DCP Southern Hills Pipeline, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Southern Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2019 and 2018, the related consolidated statements of operations, changes in members’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 5 and Note 6 to the financial statements, the Company has significant transactions with related parties.

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

Change in Accounting Principle

As discussed in Note 3 to the financial statements, the Company changed its method of accounting for revenue from contracts with customers in 2018 due to adoption of Accounting Standards Codification Topic 606 - Revenue from Contracts with Customers.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 7, 2020

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

Board of Managers and Members
Dakota Access, LLC

Opinion on the financial statements
We have audited the consolidated balance sheets of Dakota Access, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2019, and 2018, the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2019 and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Basis for opinion
These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015

Dallas, Texas
February 13, 2020

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2019	2018	2017
Revenues and Other Income
Operating revenues—related parties	$1,097	1,012	894
Operating revenues—third parties	29	33	40
Equity in earnings of affiliates	535	439	223
Other income	6	2	12
Total revenues and other income	1,667	1,486	1,169

Costs and Expenses
Operating and maintenance expenses	405	354	321
Depreciation	120	117	116
General and administrative expenses	67	64	69
Taxes other than income taxes	39	35	33
Interest and debt expense	108	115	101
Other expenses	2	1	1
Total costs and expenses	741	686	641
Income before income taxes	926	800	528
Income tax expense	3	4	4
Net income	923	796	524
Less: Net income attributable to Predecessors	—	—	63
Net income attributable to the Partnership	923	796	461
Less: Preferred unitholders’ interest in net income attributable to the Partnership	37	37	9
Less: General partner’s interest in net income attributable to the Partnership	140	240	160
Limited partners’ interest in net income attributable to the Partnership	$746	519	292

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$4.45	4.22	2.60
Common units—diluted	4.29	4.00	2.59

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	167,655	122,769	112,045
Common units—diluted	181,475	136,588	115,339

See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	2019	2018	2017
Years Ended December 31
Net Income	$923	796	524
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—	—
Other comprehensive income	—	—	—
Comprehensive Income	$923	796	524

See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2019	2018
Assets
Cash and cash equivalents	$286	1
Accounts receivable—related parties	101	90
Accounts receivable—third parties	4	5
Materials and supplies	13	13
Prepaid expenses and other current assets	10	20
Total current assets	414	129
Equity investments	2,961	2,448
Net properties, plants and equipment	3,349	3,052
Goodwill	185	185
Other assets	52	5
Total Assets	$6,961	5,819

Liabilities
Accounts payable—related parties	$19	22
Accounts payable—third parties	84	88
Accrued interest	42	36
Deferred revenues	16	60
Short-term debt	25	50
Accrued property and other taxes	10	9
Other current liabilities	3	5
Total current liabilities	199	270
Long-term debt	3,491	2,998
Obligation from equity interest transfer	343	—
Other liabilities	94	42
Total Liabilities	4,127	3,310

Equity
Preferred unitholders (2019 and 2018—13,819,791 units issued and outstanding)	746	746
Common unitholders—public (2019—58,539,439 units issued and outstanding; 2018—55,343,918 units issued and outstanding)	2,717	2,485
Common unitholder—Phillips 66 (2019—169,760,137 units issued and outstanding; 2018—68,760,137 units issued and outstanding)	(628)	592
General partner—Phillips 66 (2019—0 units issued and outstanding; 2018—2,480,051 units issued and outstanding)	—	(1,313)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,834	2,509
Total Liabilities and Equity	$6,961	5,819

See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2019	2018	2017
Cash Flows From Operating Activities
Net income	$923	796	524
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	120	117	116
Undistributed equity earnings	(3)	(5)	(1)
Other	10	(36)	55
Working capital adjustments
Accounts receivable	(11)	(8)	(4)
Materials and supplies	—	—	(1)
Prepaid expenses and other current assets	10	(11)	(5)
Accounts payable	7	11	14
Accrued interest	5	2	7
Deferred revenues	(45)	30	21
Other accruals	—	(4)	(2)
Net Cash Provided by Operating Activities	1,016	892	724

Cash Flows From Investing Activities
Bakken Pipeline/Merey Sweeny acquisition	—	—	(729)
Restricted cash received from combination of business	—	—	318
Advances/loans—related party	(95)	—	—
Collection of advances/loans—related party	95	—	—
Collection of loan receivable	—	—	8
Cash capital expenditures and investments	(1,095)	(738)	(431)
Return of investment from equity affiliates	67	43	52
Proceeds from sale of equity interest	81	—	—
Net Cash Used in Investing Activities	(947)	(695)	(782)

Cash Flows From Financing Activities
Proceeds from equity interest transfer	342	—	—
Net contributions to Phillips 66 from Predecessors	—	—	(179)
Issuance of debt	1,758	675	2,008
Repayment of debt	(1,286)	(575)	(2,152)
Issuance of common units	169	128	468
Issuance of preferred units	—	—	737
Debt issuance costs	(8)	—	(6)
Distributions to General Partner associated with acquisitions	—	—	(234)
Quarterly distributions to preferred unitholders	(37)	(37)	—
Quarterly distributions to common unitholders—public	(192)	(158)	(112)
Quarterly distributions to common unitholder—Phillips 66	(321)	(202)	(157)
Quarterly distributions to General Partner—Phillips 66	(206)	(216)	(139)
Other distributions from (to) Phillips 66	(3)	4	7
Net Cash Provided by (Used in) Financing Activities	216	(381)	241

Net Change in Cash, Cash Equivalents and Restricted Cash	285	(184)	183
Cash, cash equivalents and restricted cash at beginning of period	1	185	2
Cash, Cash Equivalents and Restricted Cash at End of Period	$286	1	185

See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity					Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Net Investment— Predecessors	Total

December 31, 2016	$—	1,795	476	(704)	(1)	—	1,566
Net income attributable to Predecessors	—	—	—	—	—	63	63
Net contributions to Phillips 66—Predecessors	—	—	—	—	—	666	666
Issuance of units	737	467	—	—	—	—	1,204
Allocation of net investment—Predecessors and deemed net distributions to General Partner	—	—	—	(681)	—	(729)	(1,410)
Net income attributable to the Partnership	9	124	168	160	—	—	461
Quarterly cash distributions to unitholders and General Partner ($2.405 per common unit)	—	(112)	(157)	(139)	—	—	(408)
Other contributions from Phillips 66	—	—	—	19	—	—	19
December 31, 2017	746	2,274	487	(1,345)	(1)	—	2,161
Cumulative effect of accounting change	—	13	16	1	—	—	30
Issuance of common units	—	128	—	—	—	—	128
Net income attributable to the Partnership	37	228	291	240	—	—	796
Quarterly cash distributions to unitholders and General Partner ($2.936 per common unit)	(37)	(158)	(202)	(216)	—	—	(613)
Other contributions from Phillips 66	—	—	—	7	—	—	7
December 31, 2018	746	2,485	592	(1,313)	(1)	—	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	—	(1)
Issuance of common units	—	173	—	—	—	—	173
Net income attributable to the Partnership	37	252	494	140	—	—	923
Quarterly cash distributions to unitholders and General Partner ($3.400 per common unit)	(37)	(192)	(321)	(206)	—	—	(756)
Conversion of GP economic interest	—	—	(1,385)	1,381	—	—	(4)
Other distributions to Phillips 66	—	—	(8)	(2)	—	—	(10)
December 31, 2019	$746	2,717	(628)	—	(1)	—	2,834

See Notes to Consolidated Financial Statements.

	Units
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2016	—	43,134,902	64,047,024	2,187,386	109,369,312
Units issued in a public equity offering	—	3,372,716	—	—	3,372,716
Units issued in private placement	13,819,791	6,304,204	—	—	20,123,995
Units issued associated with acquisitions	—	—	4,713,113	292,665	5,005,778
December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	2,532,096	—	—	2,532,096
December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	3,195,521	—	—	3,195,521
Units issued in conversion of GP economic interest	—	—	101,000,000	(2,480,051)	98,519,949
December 31, 2019	13,819,791	58,539,439	169,760,137	—	242,119,367
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Description of the Business
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2015, Phillips 66 Company transferred all of its limited partner interests in us and its 100% interest in our General Partner to its wholly owned subsidiary, Phillips 66 Project Development Inc. (Phillips 66 PDI). On August 1, 2019, all of the outstanding incentive distribution rights (IDRs) held by our General Partner were eliminated and its general partner interest in us was converted to a noneconomic interest in exchange for common units. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based midstream assets.

Our operations consist of crude oil, refined petroleum products and natural gas liquids (NGL) transportation, terminaling, processing and storage assets. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint venture refineries. Our operations consist of one reportable segment.

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

Basis of Presentation
The accompanying consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). Certain prior period financial information has been recast to reflect the current year’s presentation.

We have acquired assets from Phillips 66 through transactions that were considered transfers of businesses between entities under common control. This required the transactions to be accounted for as if the transfers had occurred at the beginning of the period of transfer, with prior periods retrospectively adjusted to furnish comparative information. We refer to these pre-acquisition operations as those of our “Predecessors.”

The combined financial statements of our Predecessors were derived from the accounting records of Phillips 66 and reflect the combined historical results of operations, financial position and cash flows of our Predecessors as if such businesses had been combined for all periods presented. All intercompany transactions and accounts within our Predecessors have been eliminated. The assets and liabilities of our Predecessors in these financial statements have been reflected on a historical cost basis because the transfer of the Predecessors to us occurred within the Phillips 66 consolidated group. The consolidated statement of income also includes expense allocations for certain functions performed by Phillips 66, including operational support services such as engineering and logistics and allocations of general corporate expenses related to executive oversight, accounting, treasury, tax, legal, information technology and procurement. These allocations were based primarily on the number of terminals and pipeline miles, and secondarily on activity-based costs. Our management believes the assumptions underlying the allocation of expenses from Phillips 66 are reasonable. Nevertheless, the financial results of our Predecessors may not include all of the actual expenses that would have been incurred had our Predecessors been a stand-alone publicly traded partnership during the periods presented.

Note 2—Summary of Significant Accounting Policies
Consolidation Principles and Investments in Affiliates
Our consolidated financial statements include the accounts of majority-owned, controlled subsidiaries. The equity method is used to account for investments in affiliates in which we have the ability to exert significant influence over the affiliates’ operating and financial policies, including any variable interest entities of which we are not the primary beneficiary. Undivided interests in pipelines are consolidated on a proportionate basis.

Net Investment—Predecessors
“Net Investment—Predecessors” represents Phillips 66’s historical investment in the contributed businesses, our Predecessors’ accumulated net earnings after taxes, and the net effect of transactions with, and allocations from, Phillips 66 prior to the acquisition of the businesses from Phillips 66.

Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

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

Revenue Recognition
Revenues are primarily recognized for pipeline transportation, terminaling, storage, processing and fractionation services generated under long-term agreements. A significant portion of our revenues are derived from Phillips 66. The majority of these agreements with Phillips 66 are considered operating leases under GAAP.

Effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842)”, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element.

For new or modified leases, our determination of lease classification involves estimates, primarily related to the fair value of the leased asset based on comparable replacement cost and obsolescence estimates, and the allocation of contract consideration between the lease and non-lease components based on the relative stand-alone selling price.

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

Imbalances
We do not purchase or produce crude oil, refined petroleum or NGL product inventories. We experience imbalances as a result of variances in meter readings and in other measurement methods, and volume fluctuations within our crude oil, refined petroleum products and NGL systems due to pressure and temperature changes. Certain of our transportation contracts provide for the shipper to pay a contractual loss allowance, which is valued using quoted market prices of the applicable commodity being shipped. These contractual loss allowances, which are received from the shipper irrespective of, and independently calculated from, actual volumetric gains or losses, are recorded as revenue. Any actual volumetric gains or losses are valued using quoted market prices of the applicable commodities and are recorded as decreases or increases to operating and maintenance expenses, respectively.

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

Impairment of PP&E
PP&E used in operations are assessed for impairment whenever changes in facts and circumstances indicate a possible significant deterioration in the future cash flows expected to be generated by an asset group. If, upon review, the sum of the undiscounted expected future pretax cash flows of an asset group is less than the carrying value of the asset group, including applicable liabilities, then the carrying value is written down to estimated fair value and the write down is reported as an impairment in the period in which the determination is made. Individual assets are grouped for impairment purposes at the lowest level for which identifiable cash flows are largely independent of the cash flows of other assets—generally at the pipeline system, terminal, or processing or fractionation system level. Since there usually is a lack of quoted market prices for our long-lived assets, the fair value of potentially impaired assets is typically determined based on the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants, based on estimated replacement cost, or based on a multiple of operating cash flow validated with historical market transactions of similar assets where possible.

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

Asset Retirement Obligations and Environmental Costs
Fair values of legal obligations to abandon or remove long-lived assets are recorded in the period in which the obligation arises. When the liability is initially recorded, we capitalize this cost by increasing the carrying amount of the related PP&E. Over time, the liability is increased for the change in its present value, and the capitalized cost in PP&E is depreciated over the useful life of the related asset. Our estimate may change after initial recognition of the obligation, in which case we record an adjustment to the liability and PP&E.

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

Note 3—Changes in Accounting Principles

Effective January 1, 2019, we early adopted ASU 2016-13, “Financial Instruments—Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments,” which amends the impairment model to utilize an expected loss methodology in place of the incurred loss methodology for financial instruments and off-balance sheet credit exposures. The amendment requires entities to consider a broader range of information to estimate expected credit losses, which may result in earlier recognition of losses. The adoption of the ASU did not have a material impact on our consolidated financial statements.

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

We elected the package of practical expedients that allowed us to carry forward the determination of whether an arrangement contains a lease and lease classification, as well as our accounting for initial direct costs for existing contracts. We recorded a noncash cumulative effect adjustment, reflecting an aggregate operating lease ROU asset and corresponding lease liability of $45 million, on our opening consolidated balance sheet as of January 1, 2019. See Note 11—Lease Assets and Liabilities, for the new lease disclosures required by this ASU for lessees.

For arrangements where we are the lessor, effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of ASU No. 2016-02, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element. We recorded a noncash cumulative effect adjustment of $1 million to decrease our opening equity balance as of January 1, 2019. See Note 5—Operating Revenues, for additional impacts of adopting this ASU, including new lease disclosures required for lessors.

Note 4—Acquisitions

2018 Acquisitions

Gray Oak Pipeline Project Acquisition
See the “Gray Oak Pipeline, LLC” section of Note 6—Equity Investments and Loans, for a discussion of our acquisition of this project and its ownership structure.

2017 Acquisitions

Bakken Pipeline/Merey Sweeny Acquisition
In September 2017, we entered into a Contribution, Conveyance and Assumption Agreement (CCAA) with subsidiaries of Phillips 66 to acquire a 25% interest in each of Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline, and a 100% interest in Merey Sweeny, L.P., predecessor to Merey Sweeny LLC (both referred to herein as Merey Sweeny). Collectively, the assets acquired in the acquisition are referred to as the Bakken Pipeline/Merey Sweeny Acquisition. We paid Phillips 66 total consideration of $1.65 billion, consisting of $372 million in cash, the assumption of $588 million of promissory notes payable to Phillips 66 and a $450 million term loan under which Phillips 66 was the obligor, and the issuance of 4,713,113 common units to Phillips 66 PDI and 292,665 general partner units to our General Partner to maintain its 2% general partner interest. The Bakken Pipeline/Merey Sweeny Acquisition closed in October 2017.

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

Subsequent Acquisition
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for approximately $75 million. The purchase price reflects the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. We plan to fund the transaction through a combination of cash on hand and our revolving credit facility.  The transaction is expected to close on March 2, 2020.

Liberty Pipeline LLC is developing and constructing the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma.  The throughput capacity on the 24 inch pipeline is expected to be 400,000 BPD. The pipeline is supported by long-term shipper commitments, and service is expected in the first half of 2021.

Note 5—Operating Revenues

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

Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	2019	2018	2017*

Pipelines	$473	454	424
Terminals	167	157	152
Storage, processing and other revenues	486	434	358
Total operating revenues	$1,126	1,045	934
* Sales and other operating revenues for the year ended December 31, 2017, are presented in accordance with accounting standards in effect prior to our adoption of ASU No. 2014-09 on January 1, 2018.

The majority of our agreements with Phillips 66 are considered operating leases under GAAP. The lease’s classification as either an operating or financing lease requires judgment in assessing the contract’s lease and service components and in determining the asset’s fair value. For reporting periods prior to our adoption of the new lease accounting standard, ASU No. 2016-02, as of January 1, 2019, the lease and service elements included in these contracts were separated with the lease element recognized in accordance with the existing lease accounting standard and the service element recognized in accordance with the revenue accounting standard. Effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of ASU No. 2016-02, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element.

As a result of our change in accounting policy, our lease and service revenues, lease and service accounts receivable and lease and service deferred revenues reported for the year ended December 31, 2019, are not prepared on the same basis as the amounts reported for the year ended December 31, 2018. For the year ended December 31, 2019, lease revenues were $930 million and service revenues were $196 million. For the year ended December 31, 2018, lease revenues were $599 million and service revenues were $446 million.

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	2019	2018

Lease receivables	$87	53
Service receivables	18	41
Other receivables	—	1
Total accounts receivable	$105	95

Deferred Revenues
Our deferred revenues represent payments received from our customers, mainly Phillips 66, in advance of the period in which lease and service contract performance obligations have been fulfilled. The majority of our deferred revenues relate to a tolling agreement and a storage agreement that are classified as leases. The remainder of our deferred revenues relate to lease and service agreements that contain minimum volume commitments with recovery provisions. Our deferred revenues are recorded in the “Deferred revenues” and “Other liabilities” line items on our consolidated balance sheet.

Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	2019	2018

Deferred lease revenues	$41	73
Deferred service revenues	1	6
Total deferred revenues	$42	79

Future Minimum Lease Payments from Customers
At December 31, 2019, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

2020	$697
2021	692
2022	680
2023	636
2024	516
Remaining years	1,353
Total future minimum lease payments from customers	$4,574

Remaining Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 11 years. These contracts include both fixed and variable transaction price components. At December 31, 2019, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

2020	$146
2021	137
2022	136
2023	136
2024	116
Remaining years	671
Total future service revenues	$1,342

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 6—Equity Investments and Loans

The following table summarizes our equity investments at December 31:

		Millions of Dollars
	Percentage Ownership	Carrying Value
		2019	2018

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$592	608
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	294	277
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	595	601
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	215	206
Explorer Pipeline Company (Explorer)	21.94	105	115
Gray Oak Pipeline, LLC	65.00	759	288
Paradigm Pipeline LLC (Paradigm)	50.00	143	145
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	70	71
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	74	20
STACK Pipeline LLC (STACK)	50.00	114	117
Total equity investments		$2,961	2,448

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	2019	2018	2017

Bakken Pipeline	$226	177	69
Bayou Bridge	31	14	12
Sand Hills	150	119	81
Southern Hills	43	37	27
Explorer	33	43	21
Gray Oak Pipeline, LLC	3	1	—
Paradigm	14	10	(1)
Phillips 66 Partners Terminal	25	28	8
South Texas Gateway Terminal	—	—	—
STACK	10	10	6
Total equity in earnings of affiliates	$535	439	223

Distributions received from our equity affiliates were $599 million, $477 million, and $274 million in 2019, 2018 and 2017, respectively.

Gray Oak Pipeline, LLC
In April 2018, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 100% interest in Gray Oak Holdings LLC (Holdings LLC), a limited liability company that, at that time, owned a 100% interest in Gray Oak Pipeline, LLC. Gray Oak Pipeline, LLC is developing and constructing the Gray Oak Pipeline which, upon completion, will transport crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. The pipeline system is expected to reach full service in the second quarter of 2020. We accounted for the acquisition of Holdings LLC as an acquisition of assets under common control. Also in April 2018, a co-venturer acquired a 25% interest in Gray Oak Pipeline, LLC, along with sufficient voting rights over key governance provisions such that we no longer could assert control over Gray Oak Pipeline, LLC. As a result, we (through our consolidated subsidiary Holdings LLC) began using the equity method of accounting for our investment in Gray Oak Pipeline, LLC at that time.

In December 2018, a third party exercised its option to acquire a 35% interest in Holdings LLC. Because Holdings LLC’s sole asset was its 75% ownership interest in Gray Oak Pipeline, LLC, which is considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP. Rather, the third party’s cash contributions to Holdings LLC in 2019 to fund its share of previously incurred and future construction costs plus a premium to us are reflected as a long-term obligation in the “Obligation from equity interest transfer” line item on our consolidated balance sheet and as financing cash inflows in the “Proceeds from equity interest transfer” line item on our consolidated statement of cash flows. After construction of the Gray Oak Pipeline is fully completed, these restrictions expire, and the sale will be recognized under GAAP. We will continue to control and consolidate Holdings LLC after sale recognition, and therefore the third party’s 35% interest will be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet at that time. Also at that time, the premium paid will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. During 2019, the third party contributed an aggregate of $342 million into Holdings LLC, and Holdings LLC used these contributions to fund its portion of Gray Oak Pipeline, LLC’s cash calls.

In February 2019, Holdings LLC transferred a 10% interest in Gray Oak Pipeline, LLC, to a third party that exercised a purchase option, for proceeds of $81 million. This transfer was accounted for as a sale and resulted in a decrease in Holdings LLC’s ownership interest in Gray Oak Pipeline, LLC from 75% to 65% and the recognition of an immaterial gain. The proceeds received from this sale are reflected as an investing cash inflow in the “Proceeds from sale of equity interest” line item on our consolidated statement of cash flows. At December 31, 2019, our effective ownership interest in the Gray Oak Pipeline was 42.25%.

In June 2019, Gray Oak Pipeline, LLC entered into a third-party term loan facility with an initial borrowing capacity of $1,230 million to cover a portion of the project cost for the Gray Oak Pipeline, inclusive of accrued interest. Subsequently, the facility was increased in July 2019 to $1,317 million and further increased in January 2020 to $1,379 million, inclusive of accrued interest.  Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount.  Under the agreement, our maximum potential amount of future obligations is $583 million, plus any additional accrued interest and associated fees, which would be required if the term loan facility is fully utilized and Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder.  At December 31, 2019, Gray Oak Pipeline, LLC had borrowings of $1,170 million outstanding, and our 42.25% proportionate exposure was $494 million.  The net proceeds from the term loan were used by Gray Oak Pipeline, LLC for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that we and our co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak Pipeline, LLC in June 2019.  Our total related party loan to and repayment received from Gray Oak Pipeline, LLC was $95 million.

Gray Oak Pipeline, LLC is considered a variable interest entity (VIE) because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of Gray Oak Pipeline, LLC that most significantly impact economic performance. At December 31, 2019, our maximum exposure to loss was $1,253 million, which represented our guarantee of the third-party term loan facility of $494 million and the aggregate book value of our equity method investment in Gray Oak Pipeline, LLC of $759 million.

South Texas Gateway Terminal
In April 2018, we acquired a 25% interest in the South Texas Gateway Terminal under construction by a co-venturer. This marine export terminal will connect to the Gray Oak Pipeline in Corpus Christi, Texas, and it will have two deepwater docks with storage capacity of 8.5 million barrels and up to 800,000 BPD of throughput capacity. The terminal is expected to start up in the third quarter of 2020.

South Texas Gateway Terminal is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of the terminal that most significantly impact economic performance. At December 31, 2019, our maximum exposure to loss was $74 million, which represented the aggregate book value of our equity investment in South Texas Gateway Terminal.

Bakken Pipeline
In October 2017, we acquired a 25% interest in the Bakken Pipeline system as part of the Bakken Pipeline/Merey Sweeny Acquisition. Dakota Access owns a pipeline system that transports crude oil from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois, and ETCO owns a connecting crude oil pipeline system from Patoka, Illinois, to Nederland, Texas. These two pipeline systems collectively form the Bakken Pipeline system, which is operated by a co-venturer. The Bakken Pipeline system went into service in June 2017. We have a positive basis difference of $50 million for this investment, which represents capitalized interest incurred during construction of the pipeline and a capital contribution disbursed to the co-venturer. The positive basis difference is being amortized over periods between 18 and 43 years. See Note 4—Acquisitions, for additional information.

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

STACK
STACK is a joint venture that owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma. We have a positive basis difference of $39 million for this investment, which is due to the co-venturer’s contributed assets being recorded at their historical book value. The positive basis difference is being amortized over 42 years.

Bakken Joint Ventures
Phillips 66 Partners Terminal and Paradigm are two joint ventures with Paradigm Midstream, LLC that own and operate midstream logistics infrastructure in North Dakota. Phillips 66 Partners Terminal owns the Palermo Terminal and Paradigm owns the Sacagawea pipelines and Keene Terminal. We account for both joint ventures under the equity method of accounting due to governance provisions that require supermajority or unanimous voting on all decisions that significantly impact the governance, management and economic performance of the joint ventures.

Sand Hills
Sand Hills is a joint venture with DCP Partners that owns an NGL pipeline system that extends from the Permian Basin and Eagle Ford to facilities along the Texas Gulf Coast and the Mont Belvieu market hub. The Sand Hills Pipeline system is operated by DCP Partners.

Southern Hills
Southern Hills is a joint venture with DCP Partners that owns an NGL pipeline system that extends from the Midcontinent region to the Mont Belvieu, Texas market hub. The Southern Hills Pipeline system is operated by DCP Partners. We have a negative basis difference of $90 million for this investment, which originated when the pipeline, formerly known as Seaway Products, was sold by Phillips 66 to a related party. The negative basis difference represents a deferred gain and is being amortized over 42 years.

Explorer
Explorer owns and operates a pipeline system that extends from the Texas Gulf Coast to Indiana. The Explorer Pipeline system transports refined petroleum products to more than 70 major cities in 16 U.S. states. We have a positive basis difference of $78 million for this investment, which represents fair value adjustments attributable to ownership increases in the pipeline. The positive basis difference is being amortized over periods between 8 and 16 years.

Bayou Bridge
Bayou Bridge is a joint venture that owns a pipeline that transports crude oil from Nederland, Texas, to St. James, Louisiana. The Bayou Bridge Pipeline is operated by our co-venturer. A segment of the pipeline from Lake Charles to St. James, Louisiana, was completed on April 1, 2019.

Summarized 100% financial information for all equity investments is presented on a combined basis below:

	Millions of Dollars
	2019	2018	2017

Revenues	$2,753	2,294	1,406
Income before income taxes	1,894	1,536	853
Net income	1,832	1,518	778
Current assets	642	751	577
Noncurrent assets	12,072	9,561	8,571
Current liabilities	662	3,008	354
Noncurrent liabilities	4,322	496	3,001

From acquisition date forward.

Note 7—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. Prior to August 1, 2019, we had more than one class of participating securities and used the two-class method to calculate net income attributable to the Partnership per unit applicable to the limited partners. The classes of participating securities prior to August 1, 2019, included common units, general partner units and IDRs. Effective August 1, 2019, common units are the only participating securities. For the years ended December 31, 2019, 2018, and 2017, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit. See Note 15—Equity, for a discussion of the elimination of our General Partner’s IDRs and 2% economic interest effective August 1, 2019 and for additional information related to our preferred units.

Net income earned by the Partnership is allocated between the classes of participating securities in accordance with our partnership agreement, after giving effect to priority income allocations to the holders of the preferred units. First, earnings are allocated based on actual cash distributions declared to our unitholders. To the extent net income exceeds or is less than cash distributions declared, this difference is allocated based on the unitholders’ respective ownership percentages, after consideration of any priority allocations of earnings. For the diluted net income per limited partner unit calculation, the preferred units are assumed to be converted at the beginning of the period into common limited partner units on a one-for-one basis, and the distribution formula for available cash in our partnership agreement is recalculated, using the original available cash amount increased only for the preferred distributions which would not have been paid after conversion.

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

	Millions of Dollars
	2019	2018	2017

Net income attributable to the Partnership	$923	796	461
Less:
General partner’s distributions declared (including IDRs)*	139	236	158
Limited partners’ distributions declared on preferred units*	37	37	9
Limited partners’ distributions declared on common units*	609	382	291
Distributions less than net income attributable to the Partnership	$138	141	3

*Distributions declared are attributable to the indicated periods.

	2019
	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$609	139	37	785
Distributions less than net income attributable to the Partnership	137	1	—	138
Net income attributable to the Partnership (basic)	746	140	37	923
Dilutive effect of preferred units(1)	32
Net income attributable to the Partnership (diluted)	$778

Weighted-average units outstanding—basic	167,655,306
Dilutive effect of preferred units(1)	13,819,791
Weighted-average units outstanding—diluted	181,475,097

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$4.45
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	4.29

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

On January 21, 2020, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit which, excluding distributions to holders of our preferred units, resulted in a total distribution of $200 million attributable to the fourth quarter of 2019. This distribution was paid February 13, 2020, to unitholders of record as of January 31, 2020.

Note 8—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 97%, 96%, and 95% of our total operating revenues for the years ended December 31, 2019, 2018 and 2017, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation, crude oil processing, and rail-unloading services to Phillips 66 and other related parties.

We are potentially exposed to concentration of credit risk primarily through our accounts receivable with Phillips 66. These receivables have payment terms of 30 days or less and are settled against any existing payables we may have to Phillips 66 through Phillips 66’s interaffiliate settlement process. We monitor the creditworthiness of Phillips 66, which has an investment grade credit rating.

Note 9—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2019	2018

Land		$19	19
Buildings and improvements	3 to 30 years	94	89
Pipelines and related assets*	10 to 45 years	1,424	1,398
Terminals and related assets*	25 to 45 years	741	710
Rail racks and related assets*	33 years	137	137
Processing and related assets*	25 years	1,041	842
Caverns and related assets*	25 to 45 years	585	584
Construction-in-progress		367	216
Gross PP&E		4,408	3,995
Accumulated depreciation		(1,059)	(943)
Net PP&E		$3,349	3,052

*Assets for which we are the lessor.

Note 10—Goodwill

The carrying amount of goodwill was as follows:

	Millions of Dollars
	2019	2018

Beginning balance January 1	$185	185
Activity during the year	—	—
Ending balance December 31	$185	185

Note 11—Lease Assets and Liabilities

We have agreements with Phillips 66 to lease land underlying or associated with certain of our assets. These agreements are classified as operating leases. Due to the economic infeasibility of canceling these leases, we consider them non-cancellable. Certain leases include escalation clauses for adjusting rental payments to reflect changes in price indices. Our lease agreements do not impose any significant restrictions on distribution payments, asset dispositions or borrowing ability.

Effective with our implementation of ASU No. 2016-02, we elected to discount lease obligations using our incremental borrowing rate. For all leases, we elected the practical expedient not to separate service and lease costs. Our right-of way agreements in effect prior to January 1, 2019, were not accounted for as leases as they were not initially determined to be leases at their commencement dates. However, modifications to these agreements or new agreements will be assessed and accounted for accordingly under ASU No. 2016-02. For short-term leases, which are leases that, at the commencement date, have a lease term of 12 months or less and do not include an option to purchase the underlying asset that is reasonably certain to be exercised, we elected to not recognize the ROU asset and corresponding lease liability on our consolidated balance sheet.

Operating lease ROU assets are recorded in the “Other assets” line item and lease liabilities are recorded in the “Other current liabilities” and “Other liabilities” line items on our consolidated balance sheet. At December 31, 2019, the total operating lease ROU asset was $44 million.

Future minimum lease payments and recorded short- and long-term lease liabilities at December 31, 2019, for operating leases were:

Millions of Dollars

2020	$3
2021	3
2022	3
2023	3
2024	3
Remaining years	90
Future minimum lease payments	105
Amount representing interest or discounts	(61)
Total lease liabilities	44
Short-term lease liabilities	(1)
Long-term lease liabilities	$43

Operating lease costs and operating cash outflows for the year ended December 31, 2019, were not material.

The weighted-average remaining lease term for our operating leases as of December 31, 2019, was 35 years. The weighted-average discount rate for our operating leases as of December 31, 2019, was 5.9%.

Note 12—Debt

Debt at December 31 was:

	Millions of Dollars
	2019	2018

2.646% Senior Notes due February 2020	$—	300
2.450% Senior Notes due December 2024	300	—
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	—
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2020 and April 2021, at 1.850% and 1.885% at December 31, 2019, and 2018, respectively	75	75
Revolving credit facility due January 2019 and October 2021 at weighted-average rate of 3.669% at year-end 2018	—	125
Debt at face value	3,550	3,075
Net unamortized discounts and debt issuance costs	(34)	(27)
Total debt	3,516	3,048
Short-term debt	(25)	(50)
Long-term debt	$3,491	2,998

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $3,650 million and $2,660 million at December 31, 2019 and 2018, respectively. The fair value of our floating-rate debt approximated carrying value of $75 million and $200 million at December 31, 2019 and 2018, respectively.

Maturities of borrowings outstanding at December 31, 2019, inclusive of net unamortized discounts and debt issuance costs, for the five-year period ending 2024 were $25 million in 2020, $50 million in 2021 and $297 million in 2024.

During the year ended December 31, 2019, our debt at face value increased $475 million due to:

•	Issuance of $900 million of 2019 Senior Notes.

•	Repayment of the $300 million outstanding principal balance of our 2.646% Senior Notes due February 2020.

•	Repayment of the $125 million outstanding under the revolving credit facility.

2019 Senior Notes
On September 6, 2019, we closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•	$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.

•	$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

Interest on each series of senior notes is payable semi-annually in arrears on June 15 and December 15 of each year, commencing on June 15, 2020. Total proceeds received from the offering were $892 million, net of underwriting discounts and commissions. Net proceeds from the Senior Notes offering were used for general partnership purposes, including debt repayments. On September 13, 2019, we used a portion of the proceeds to repay the $400 million outstanding principal balance of the senior unsecured term loan facility that was drawn during the first half of 2019. On October 15, 2019, we used a portion of the proceeds to repay the aggregate $300 million outstanding principal balance of our 2.646% Senior Notes due February 2020.

Revolving Credit Facility
On July 30, 2019, we amended and restated our revolving credit agreement. The agreement extended the termination date from October 3, 2021, to July 30, 2024. No other material amendments were made to the agreement, and the overall capacity remains at $750 million with an option to increase the overall capacity to $1 billion, subject to certain conditions. We also have the option to extend the Credit Agreement for two additional one-year terms after its July 30, 2024, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

As of December 31, 2019, no amount had been directly drawn under our $750 million revolving credit facility; however, $1 million in letters of credit had been issued that were supported by this facility. As of December 31, 2018, we had an aggregate of $125 million borrowed and outstanding under the credit facility.

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

Term Loan Facility
On March 22, 2019, we entered into a senior unsecured term loan facility with a borrowing capacity of $400 million due March 20, 2020. We borrowed an aggregate amount of $400 million under the facility during the first half of 2019. The proceeds were used for general partnership purposes, including repayment of amounts borrowed under our $750 million revolving credit facility. The outstanding principal balance of the senior unsecured term loan facility was repaid in full in September 2019.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. At December 31, 2019 and 2018, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 14—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2019	2018

Asset retirement obligations	$11	11
Accrued environmental costs	3	2
Total asset retirement obligations and accrued environmental costs	14	13
Asset retirement obligations and accrued environmental costs due within one year	(1)	(1)
Long-term asset retirement obligations and accrued environmental costs	$13	12

Asset Retirement Obligations
We have asset retirement obligations we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of certain pipelines. Most of these obligations are not expected to be paid until many years in the future.
During 2019 and 2018, our asset retirement obligations changed as follows:

	Millions of Dollars
	2019	2018

Balance at January 1	$11	10
Accretion of discount	—	1
New obligations	—	—
Changes in estimates of existing obligations	—	—
Balance at December 31	$11	11

Note 15—Equity

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively, leaving $250 million available under the third program. For the year ended December 31, 2019, on a settlement-date basis, we issued an aggregate of 3,195,521 common units under our ATM programs, generating net proceeds of $173 million. During the year ended December 31, 2018, on a settlement-date basis, we issued an aggregate of 2,532,096 common units under our ATM programs, generating net proceeds of $128 million. During the year ended December 31, 2017, on a settlement-date basis, we issued an aggregate of 3,372,716 common units under our ATM programs, generating net proceeds of $173 million. Since inception in June 2016 and through December 31, 2019, we issued an aggregate of 9,446,485 common units under our ATM programs, and generated net proceeds of $492 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Restructuring Transaction
On August 1, 2019, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, dated July 24, 2019, entered into with our General Partner. Pursuant to this agreement, all of the outstanding IDRs held by our General Partner were eliminated and its approximately 2% general partner interest in us was converted into a non-economic general partner interest; both in exchange for an aggregate of 101 million common units issued to Phillips 66 PDI. Because these transactions were between entities under common control, the common units issued to Phillips 66 PDI were assigned no value; rather, our General Partner’s negative equity balance of $1.4 billion at August 1, 2019, was transferred to Phillips 66’s limited partner equity account.

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

Note 16—Related Party Transactions

Commercial Agreements
We have entered into long-term, fee-based commercial agreements with Phillips 66 to provide transportation, terminaling, storage, stevedoring, fractionation, processing, and rail terminal services. Under these agreements, Phillips 66 commits to provide us with minimum transportation, throughput or storage volumes, or minimum monthly service fees. If Phillips 66 does not meet its minimum volume commitments under an agreement, Phillips 66 pays us a deficiency payment based on the calculation described in the agreement.

Amended and Restated Operational Services Agreement
Under our amended and restated operational services agreement, we reimburse Phillips 66 for certain operational services provided in support of our pipelines, terminaling, processing, and storage facilities. These services include routine and emergency maintenance and repair services, routine operational activities, routine administrative services, construction and related services and such other services as we and Phillips 66 may mutually agree upon from time to time.

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

The operational and administrative support fee is for the provision of certain services, including: logistical services; asset oversight, such as operational management and supervision; corporate engineering services, including asset integrity and regulatory services; business development services; executive services; financial and administrative services (including treasury and accounting); information technology; legal services; corporate health, safety and environmental services; facility services; human resources services; procurement services; investor relations; tax matters; and public company reporting services. We pay Phillips 66 an operational and administrative support fee under the terms of our amended omnibus agreement in the amount of $8 million per month. The monthly support fee was $7 million from October 14, 2016 to October 6, 2017, and $8 million thereafter.

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	2019	2018	2017

Operating and maintenance expenses	$258	214	189
General and administrative expenses	65	60	64
Total	$323	274	253

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	2019	2018

Prepaid expenses and other current assets	$7	4
Other assets	44	—
Deferred revenues	16	60
Other current liabilities	1	—
Other liabilities	70	18

Equity Affiliate Arrangements
In March 2019, we and our co-venturers in Dakota Access provided a CECU in conjunction with an unsecured senior notes offering. See Note 6—Equity Investments and Loans, for additional information.

In June 2019, we issued a guarantee through an equity contribution agreement for 42.25% of the third-party term loan facility for Gray Oak Pipeline, LLC. See Note 6—Equity Investments and Loans, for additional information.

Note 17—Employee Benefit Plans

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

Note 18—Unit-Based Compensation

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

From the closing of our initial public offering through December 31, 2019, we have only issued phantom units to non-employee directors under the ICP.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the date the phantom unit is settled after the vesting period (settlement date), and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount equal to any cash distributions paid on a common unit during that time. During the year ended December 31, 2019, we granted a total of 4,950 phantom units to three non-employee directors of the Partnership. For the years ended December 31, 2018 and 2017, we granted a total of 4,326 and 4,794 phantom units, respectively. On the grant date, phantom units awarded to non-employee directors become non-forfeitable; therefore, we immediately recognize expense equal to the grant-date fair value of the award. Phantom units awarded under the ICP do not have voting rights.

Note 19—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are borne generally by our partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships. For us, this is primarily the state of Texas.

At December 31, 2019 and 2018, we had a net deferred tax liability of $9 million and $7 million, respectively. The net deferred tax liability was primarily associated with PP&E and equity investments.

Our effective tax rate was less than 1% for the years ended December 31, 2019, 2018 and 2017.

At December 31, 2019 and 2018, we had no liability reported for uncertain tax positions. We also did not have any interest or penalties related to income taxes for the years ended December 31, 2019, 2018 and 2017. Texas tax returns for the years 2014 and forward are subject to examination.

Note 20—Cash Flow Information

The acquisition discussed below had cash and noncash elements. The common and general partner units issued to Phillips 66 in the Bakken Pipeline/Merey Sweeny acquisition assigned no value, because the cash consideration and any debt assumed exceeded the historical net book value of the acquired assets. Accordingly, the units issued for the acquisition had no impact on partner capital balances, other than changing ownership percentages. See Note 4—Acquisitions, for additional information.

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

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	2019	2018	2017*

Cash capital expenditures and investments	$1,095	738	431
Change in capital expenditure accruals	(13)	38	3
Total capital expenditures and investments	$1,082	776	434
* The 2017 total capital expenditures and investments includes $82 million funded by Predecessors.

	Millions of Dollars
	2019	2018	2017
Other Noncash Investing and Financing Activities
Dividend of loan receivable to Phillips 66 by Predecessor	$—	—	51

Cash Payments
Interest and debt expense	$100	109	96

Restricted Cash
At December 31, 2019, the Partnership did not have any restricted cash. The restrictions on the cash received in February 2017, as a result of the retrospective adjustment for the Bakken Pipeline/Merey Sweeny Acquisition, were fully removed in the second quarter of 2017 when Merey Sweeny’s outstanding debt that contained lender restrictions on the use of cash was paid in full.

Note 21—Other Financial Information

	Millions of Dollars
	2019	2018	2017
Interest and Debt Expense
Incurred
Debt	$133	119	100
Other	3	3	2
	136	122	102
Capitalized	(28)	(7)	(1)
Expensed	$108	115	101

Other Income
Co-venturer contractual make-whole payments	$—	—	7
Interest income	3	1	3
Other	3	1	2
Total other income	$6	2	12

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Common Unit
	Total Revenues and Other Income	Income Before Income Taxes	Net Income Attributable to the Partnership	Limited Partners’ Interest in Net Income Attributable to the Partnership	Net Income Attributable to the Partnership
					Basic	Diluted
2019
First	$423	199	198	119	0.96	0.92
Second	401	234	233	153	1.23	1.15
Third	411	238	237	228	1.18	1.15
Fourth	432	255	255	246	1.08	1.06

2018
First	$355	174	172	110	0.91	0.87
Second	354	186	186	121	0.99	0.94
Third	384	217	217	144	1.17	1.10
Fourth	393	223	221	144	1.16	1.09

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2019, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2019.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2019, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Name	Position with Phillips 66 Partners GP LLC	Age*
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	62
Robert A. Herman	Director and Vice President	60
Timothy D. Roberts	Director and Vice President, Operations	58
Kevin J. Mitchell	Director and Vice President and Chief Financial Officer	53
Rosy Zuklic	Vice President and Chief Operating Officer	46
Chukwuemeka A. Oyolu	Vice President and Controller	50
Joseph W. O’Toole	Director	81
Mark A. Haney	Director	65
P.D. (David) Bairrington	Director	64
*On February 21, 2020.

Greg C. Garland has served as Chief Executive Officer and Chairman of the Board of Directors of our General Partner since March 2013. Mr. Garland has been Chairman of the Board of Directors and Chief Executive Officer of Phillips 66 since April 2012. Mr. Garland devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, directly managing our business and affairs. Mr. Garland previously served as Senior Vice President, Exploration and Production—Americas for ConocoPhillips from 2010 to 2012 and as President and Chief Executive Officer of Chevron Phillips Chemical Company LLC (CPChem) from 2008 to 2010. Mr. Garland is currently a member of the Board of Directors of Amgen Inc. We believe that Mr. Garland’s extensive experience in the energy industry, including his 35-year career with Phillips Petroleum Company, CPChem and ConocoPhillips, and as Chief Executive Officer of Phillips 66, makes him well qualified to serve both as a director and as Chairman of the Board of Directors of our General Partner. In addition to his other skills and qualifications, we believe that Mr. Garland’s role as both Chairman and Chief Executive Officer provides a vital link between management and the Board of Directors and allows the Board of Directors to perform its oversight role with the benefit of management’s perspective on business and strategy.

Robert A. Herman has served as a member of the Board of Directors of our General Partner since June 2014 and as Vice President since August 2018, having previously served as Senior Vice President, Operations. Mr. Herman became Executive Vice President, Refining of Phillips 66 in September 2017. Before assuming his current role, Mr. Herman served Phillips 66 as Executive Vice President, Midstream, from June 2014 to September 2017, Senior Vice President, Health, Safety, and Environment, Projects and Procurement, from February 2014 to June 2014, and Senior Vice President, Health, Safety, and Environment, from April 2012 to February 2014. Before joining Phillips 66, Mr. Herman worked for ConocoPhillips as Vice President, Health, Safety, and Environment. Mr. Herman is currently a member of the Board of Directors of CPChem. We believe that Mr. Herman is a suitable member of the Board of Directors due to the significant industry experience he has gained through his employment with Phillips 66 and ConocoPhillips.

Timothy D. Roberts has served as a member of the Board of Directors of our General Partner since April 2016, and as Vice President, Operations, since August 2018. Mr. Roberts has been the Executive Vice President, Midstream for Phillips 66 since August 2018. He previously served as the Executive Vice President, Marketing and Commercial from January 2017 to August 2018 and the Executive Vice President, Strategy and Business Development for Phillips 66 from April 2016 through January 2017. Before joining Phillips 66, Mr. Roberts was a senior executive at LyondellBasell Industries NV (“Lyondell”), serving as Senior Vice President, Olefins and Polyolefins for the Americas from 2011 to 2013, was Executive Vice President - O&P Americas from 2013 through 2015, and Executive Vice President - Global O&P from 2015 until 2016. Prior to joining Lyondell, Mr. Roberts was Vice President of Strategic and Corporate Planning for CPChem from February 2011 until May 2011, and Chief Executive Officer of Americas Styrenics LLC, a joint venture between The Dow Chemical Company and CPChem, from 2008 until 2011. Mr. Roberts is currently a member of the Board of Directors of CPChem. We believe that Mr. Roberts is a suitable member of the Board of Directors because of his extensive industry experience.

Kevin J. Mitchell has served as Vice President and Chief Financial Officer and a member of the Board of Directors of our General Partner since January 2016. Mr. Mitchell previously served as the Vice President, Investor Relations, for Phillips 66 upon joining Phillips 66 in September 2014 and became Executive Vice President, Finance and Chief Financial Officer in January 2016. Mr. Mitchell devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, on our business and affairs. Prior to joining Phillips 66, he served as the General Auditor of ConocoPhillips from 2010 until 2014. Mr. Mitchell joined Conoco in 1991 and held a variety of finance and accounting positions with Conoco and ConocoPhillips, including General Manager of Upstream Finance, Strategy and Planning; Vice President, Finance and Administration for ConocoPhillips Alaska; and Manager of Treasury Services. Mr. Mitchell is a Certified Internal Auditor and a fellow with the Chartered Institute of Management Accountants. Mr. Mitchell is currently a member of the Board of Directors of CPChem. We believe that Mr. Mitchell is a suitable member of the Board of Directors because of his industry experience and knowledge of industry accounting and financial practices.

Rosy Zuklic has served as Vice President and Chief Operating Officer of our General Partner since January 2019. Ms. Zuklic also became General Manager, Master Limited Partnership of Phillips 66 in January 2019. Prior to her current role at Phillips 66, Ms. Zuklic served as General Manager, Investor Relations of Phillips 66, a position she held for over five years.

Chukwuemeka A. Oyolu has served as Vice President and Controller of our General Partner since December 2014. Mr. Oyolu also became the Vice President and Controller of Phillips 66 in December 2014. Mr. Oyolu devotes the majority of his time to his roles at Phillips 66 and also spends time, as needed, on our business and affairs.

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

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 (the Act) requires directors and executive officers of our General Partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the U.S. Securities and Exchange Commission (SEC) and the NYSE, and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2019, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

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

Conflicts Committee
Two members of the Board of Directors of our General Partner serve on our General Partner’s Conflicts Committee to review specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The members of the Conflicts Committee are Messrs. Bairrington and Haney, with Mr. Haney serving as the chair. The Board of Directors of our General Partner determines whether to refer a matter to the Conflicts Committee on a case-by-case basis. The members of our Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the Act to serve on an audit committee of a board of directors. In addition, the members of our Conflicts Committee may not own any interest in our General Partner or its affiliates other than common units or awards under our incentive compensation plan. If our General Partner seeks approval from the Conflicts Committee, then it will be presumed that, in making its decision, the Conflicts Committee acted in good faith, and in any proceeding brought by or on behalf of any limited partner or Phillips 66 Partners LP challenging such determination, the person bringing or prosecuting such proceeding will have the burden of overcoming such presumption.

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

Pursuant to the applicable provisions of our partnership agreement, we reimburse our General Partner for the costs it incurs in relation to the Phillips 66 employees, including executive officers, who provide services to operate our business. Our named executive officers (NEOs) consist of our General Partner’s chief executive officer, chief financial officer and the next two most highly compensated executive officers. Our NEOs for 2019 were:

•	Greg C. Garland, Chairman of the Board of Directors and Chief Executive Officer.

•	Kevin J. Mitchell, Vice President and Chief Financial Officer.

•	Chukwuemeka A. Oyolu, Vice President and Controller.

•	Rosy Zuklic, Vice President and Chief Operating Officer.

Compensation Discussion and Analysis
Messrs. Garland, Mitchell and Oyolu, who were also officers of Phillips 66 during 2019, devoted the majority of their time to their respective roles at Phillips 66 and also spent time, as needed, directly managing our business and affairs. Pursuant to the terms of the amended omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by Messrs. Garland, Mitchell and Oyolu. Messrs. Garland, Mitchell and Oyolu do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and, except for the fixed operational and administrative support fee we pay to Phillips 66, we did not otherwise pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell and Oyolu during 2019.

Ms. Zuklic devoted substantially all of her working time to our business and, pursuant to the terms of the amended omnibus agreement, we reimbursed Phillips 66 for all the compensation and benefits paid to her with respect to time spent managing our business.

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

See Note 16—Related Party Transactions—Amended Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Elements of Compensation
Phillips 66 provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution plans, defined benefit retirement plans and executive life insurance arrangements. Phillips 66 also provides additional benefits to approved senior officers, such as executive physicals, executive financial planning, and physical security. In addition, although our NEOs have not entered into employment agreements with Phillips 66, our NEOs are eligible to participate in Phillips 66’s severance or executive severance and change in control plans, pursuant to which they would receive severance payments and benefits from Phillips 66 in the event of an involuntary termination of employment (sometimes with an enhanced level of payment if such termination occurs in connection with a change in control of Phillips 66). In the future, Phillips 66 and/or our General Partner may provide different and/or additional compensation components, benefits and/or perquisites to our NEOs, to ensure that they are provided with a comprehensive and competitive compensation structure.

As explained above, Messrs. Garland, Mitchell and Oyolu devoted a small portion of their overall working time to our business during 2019 and the compensation our NEOs received from Phillips 66 in relation to their services for us did not comprise a material amount of their total compensation. In addition, except for a fixed operational and administrative support fee that we pay to Phillips 66 pursuant to the terms of the amended omnibus agreement, and any awards that may be granted in the future to Messrs. Garland, Mitchell and Oyolu under the Incentive Compensation Plan (ICP), we will not pay or reimburse any compensation amounts to or for Messrs. Garland, Mitchell and Oyolu. For a detailed discussion of the compensation and benefits that Phillips 66 provides to its NEOs, and its philosophy, objectives and policies related to executive compensation, please refer to the Compensation Discussion and Analysis section of Phillips 66’s 2020 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov. The following sets forth a more detailed explanation of the elements of Phillips 66’s executive compensation program for Ms. Zuklic.

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

Annual Cash Bonus. Phillips 66’s annual cash incentive program provides participants with an opportunity to earn annual cash bonus awards generally based on company, business unit and individual performance. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s eligible earnings. For 2019, Ms. Zuklic had an annualized target bonus of 45% of her eligible earnings.

For 2019, Phillips 66 used the following metrics in relation to the corporate performance of Phillips 66 as a whole for annual bonus program purposes, with the weightings specified as follows:

Adjusted EBITDA	40%
Operating Excellence	35%
Adjusted Controllable Cost	15%
High-Performing Organization	10%

The Compensation Committee used its judgment in assessing results in relation to the foregoing categories of criteria to award between zero and 200% of each NEO’s target bonus. There are multiple award units within Phillips 66 designed to measure performance and reward employees according to business unit performance. Performance criteria include quantitative and qualitative metrics specific to each business unit, such as EBITDA, cost control, safety and operational excellence, and resource and talent management. Finally, an individual performance adjustment may be applied for its executives and key employees. For 2019, Phillips 66 paid a cash bonus to Ms. Zuklic at a level of approximately 202% of her target award to recognize the overall performance of Phillips 66, the performance of Midstream, including Phillips 66 Partners, and her individual contributions.

Long-Term Equity-Based Compensation Awards. Phillips 66 maintains a long-term incentive program pursuant to which it grants equity-based awards in Phillips 66 stock to its executives and key employees. Awards are paid out from zero to 200% of target depending on Phillips 66’s performance relative to the applicable targets. For the performance periods presented, payout levels for the Performance Share Program (PSP) awards were based on Phillips 66’s Total Shareholder Return (TSR) (50%), as compared to a group of Phillips 66’s peer companies, and after-tax Return on Capital Employed (ROCE) (50%), as compared to both its weighted average cost of capital and a group of Phillips 66’s peer companies. Generally, performance at the 50th percentile of the peer group would result in a target payout subject to any adjustments made by the Compensation Committee. For performance periods that ended in 2019, payouts for the PSP were made in cash at the end of the performance period, with no escrow period.

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

For 2019, Phillips 66’s long-term incentive program delivered 50% of long-term target value in the form of performance share units through the PSP, 25% in the form of stock options and 25% in the form of restricted stock units. This reflects the cyclical nature of its business, promotes retention of high-performing talent and supports succession planning.

Retirement, Health, Welfare and Additional Benefits. Our NEOs are eligible to participate in the employee benefit plans and programs that Phillips 66 may from time to time offer to its employees, subject to the terms and eligibility requirements of those plans. Our NEOs are also eligible to participate in tax-qualified defined contribution and defined benefit retirement plans to the same extent as all other Phillips 66 employees. Phillips 66 also maintains three supplemental retirement plans in which its executives and key employees participate. Its voluntary deferred compensation plan (the Phillips 66 Key Employee Deferred Compensation Plan) allows executives to defer both the receipt and taxation of a portion of their base salary until separation and annual bonus until a specific date or when they separate from employment. Its defined contribution restoration plan (the Phillips 66 Defined Contribution Make-Up Plan) restores benefits capped under Phillips 66’s qualified defined contribution plan due to Internal Revenue Code limits. Finally, its defined benefit restoration plan (the Phillips 66 Key Employee Supplemental Retirement Plan) restores company sponsored benefits capped under the qualified defined benefit pension plan due to Internal Revenue Code limits. Our NEOs, including Ms. Zuklic, participate in these programs and Phillips 66 remains responsible for providing 100% of the benefits thereunder. However, with respect to the executives for whom we are obligated to reimburse Phillips 66 for an allocated portion of compensation and benefits costs, we will pay periodic amounts to Phillips 66 pursuant to the terms of the amended omnibus agreement representing Phillips 66’s estimated costs for providing these benefits. Phillips 66 also provides executive health and financial planning benefits to our NEOs, subject to certain eligibility requirements.

Severance and Change in Control Programs. Phillips 66 does not maintain individual severance or change in control agreements with its executives. Rather, Phillips 66 maintains a severance plan to provide and preserve an economic motivation for participating executives to consider a business combination that might result in an executive’s job loss and to compete effectively in attracting and retaining executives in an industry that features frequent acquisitions and divestitures.

The severance plan provides that if Phillips 66 terminates the employment of an executive other than for cause, the executive will receive the following benefits:

•	An amount equal to three weeks of pay for each year of service up to a maximum of 60 weeks of pay.

•	Continued eligibility for a pro rata portion of the annual bonus paid with respect to the year of termination.

•
Layoff treatment under compensation plans that generally allows the executive to retain grants of Phillips 66 stock options and restricted stock units, and maintain eligibility for Phillips 66 PSP awards for ongoing periods in which the NEO had participated for at least one year.

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

Compensation Consultants
Our General Partner does not have a compensation committee, and its Board of Directors did not retain a compensation consultant in 2019.

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

Compensation Risk Assessment
The Compensation Committee oversees the risk assessment performed by Phillips 66 management of all elements of its compensation programs, policies and practices for all employees. A discussion of this risk assessment will be included in the Compensation Discussion and Analysis section of Phillips 66’s 2020 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

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

The Independent Directors have submitted this Report to the Board of Directors as of February 21, 2020:

•	P.D. (David) Bairrington

•	Mark A. Haney

•	Joseph W. O’Toole

Summary Compensation Table

The following table summarizes the compensation for our NEOs for fiscal years 2019, 2018 and 2017.

Name and Principal Position	Year	Salary(2)($)	Stock Awards(3) ($)	Stock Options(4) ($)	Non-Equity Incentive Compensation Plan(5) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6) ($)	All Other Compensation(7)($)	Total ($)

Greg C. Garland, Chief Executive Officer(1)	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
Kevin J. Mitchell, Vice President and Chief Financial Officer(1)	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
Chukwuemeka A. Oyolu, Vice President and Controller(1)	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
Rosy Zuklic, Vice President and Chief Operating Officer	2019	328,300	357,742	94,932	298,425	53,253	76,850	1,209,502
	2018	—	—	—	—	—	—	—
	2017	—	—	—	—	—	—	—
(1) Messrs. Garland, Mitchell and Oyolu devote a small portion of their overall working time to our business. The compensation these NEOs receive from Phillips 66 in relation to their services for us does not represent a material amount of their total compensation.
(2) Includes any amounts that were voluntarily deferred under Phillips 66’s Key Employee Deferred Compensation Plan.
(3) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with generally accepted accounting principles in the United States (GAAP) and reflect awards granted under Phillips 66’s PSP and Phillips 66’s Restricted Stock Program. These include awards that are expected to be finalized as late as 2021. Amounts shown relating to PSP are targets because target is the probable outcome for the applicable performance period, consistent with the accounting treatment under GAAP. If the maximum payout were used for the PSP awards the amounts shown relating to PSP would double, although the value of the actual payout would depend on the stock price at the time of the payout. If the minimum payout were used, the amounts for PSP awards would be reduced to zero. Actual payouts with regards to the targets set for the performance period that ended in 2019 were approved by the Compensation Committee at its February 2020 meeting. Earned payouts under the PSP 2019-2021 are expected to be made in cash at the end of the applicable performance period and will be forfeited if the NEO terminates prior to the end of the performance period (other than for death or following disability or after a change in control). If the NEO retires after age 55 and with five years of service, the NEO is entitled to a prorated award for any ongoing program in which he or she participated for at least 12 months.
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
(7) Amounts shown represent company contributions under the Phillips 66 Matching Gift Program, company contributions made under our tax-qualified savings plan and non-qualified deferred compensation plan, costs associated with executive physicals, costs associated with financial counseling services with approved provider and occasionally, small gifts with associated tax protection (Ms. Zuklic: $66.09).

Grants of Plan-Based Awards

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table. The table only includes awards to Ms. Zuklic because she is the only NEO for whom we directly reimbursed Phillips 66 for compensation expenses.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Ms. Zuklic		—	147,735	369,338	—	—	—	—	—	—	—
	2/5/2019	—	—	—	—	—	—	1,095	—	—	103,989
	2/5/2019	—	—	—	—	2,672	5,344	—	—	—	253,753
	2/5/2019	—	—	—	—	—	—	—	5,400	94.9675	94,932
(1) The grant date shown is the date on which the Compensation Committee approved the target awards.
(2) Threshold and maximum awards are based on the provisions in the VCIP. Actual awards earned can range from 0 to 200% of the target awards, with a further possible adjustment of +/- 50% of the target award depending on individual performance. The Compensation Committee retains the authority to make awards under the program and to use its judgment in adjusting awards, including making awards greater than the amounts shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66. Actual payouts under the annual bonus program for 2019 are calculated using base salary earned in 2019 and reflected in the “Non-Equity Incentive Compensation Plan” column of the “Summary Compensation Table”.
(3) Threshold and maximum awards are based on the provisions of the PSP. Actual awards earned can range from 0 to 200% of the target awards. Performance periods under the PSP cover a three-year period, and since a new three-year period commences each year, there could be three overlapping performance periods ongoing at any time. In 2019, targets were set for Ms. Zuklic with respect to an award for the three-year performance period beginning in 2019 and ending in 2021. The Compensation Committee retains the authority to make awards under the PSP using its judgment, including making awards greater than the maximum payout shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.
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

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our NEOs have received any grants of, unit or unit-based awards and no such awards were outstanding as of December 31, 2019. We may make grants of unit and unit-based awards to our NEOs and other key employees under the ICP. See “Our Incentive Compensation Plan,” for additional information.

Our NEOs have received and may continue to receive equity or equity-based awards in Phillips 66 under Phillips 66’s equity compensation programs. The following table provides additional information about only Ms. Zuklic’s outstanding equity awards in Phillips 66 as of December 31, 2019, because she is the only NEO for whom we reimbursed Phillips 66 for her compensation.

Name	Grant Date (1)	Option Awards (2)				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable(3)(#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(4)(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(5)(#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ms. Zuklic	2/7/2017	2,133	1,067	78.475	2/7/2027
	2/6/2018	900	1,800	94.850	2/6/2028
	2/5/2019	—	5,400	94.9675	2/5/2029
						8,857	986,758	9,202	1,025,195
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
(3) The options shown in this column vested and became exercisable in 2019 or prior years (although under certain termination circumstances, the options may still be forfeited). Options become exercisable in one-third increments on the first, second and third anniversaries of the grant date.
(4) These amounts include unvested restricted stock and restricted stock units. The awards have no voting rights, but do entitle the holder to receive dividend equivalents in cash. The value of the awards reflects the closing price of our stock, as reported on the NYSE, on December 31, 2019 ($111.41).
(5) Reflects potential awards from ongoing performance periods under the PSP for performance periods ending December 31, 2020, and December 31, 2021. These awards are shown at maximum; however, there is no assurance that awards will be granted at, below or above target after the end of the relevant performance periods, as the determination to make a grant and the amount of any grant is within the judgment of Phillips 66’s Compensation Committee. Until an actual grant is made, these unearned awards pay no dividend equivalents. The value of these unearned awards reflects the closing price of Phillips 66’s stock, as reported on the NYSE, on December 31, 2019 ($111.41).

Option Exercises and Stock Vested

The following table summarizes the value received from stock option exercises and stock grants vested during 2019 for Ms. Zuklic only because she is the only NEO for whom we reimbursed Phillips 66 for her compensation.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)

Ms. Zuklic	—	—	4,760	502,570
(1) Stock awards include restricted stock units that vested during the year, as well as the PSP 2017-2019 award that vested on December 31, 2019, and was paid out in cash in early 2020. The PSP award for Ms. Zuklic was 2,875 units valued at $324,098.

Pension Benefits

The following table lists the pension program participation and actuarial present value of only Ms. Zuklic’s defined benefit pension as of December 31, 2019, because she is the only NEO for whom we reimbursed Phillips 66 for her compensation.

Name	Plan Name	Number of Years Credited Service(1)(#)	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year($)

Ms. Zuklic	Phillips 66 Retirement Plan—Title II	18	132,529	—
	Phillips 66 Key Employee Supplemental Retirement Plan(2)	—	57,461	—
(1) Years of credited service include service recognized under the predecessor ConocoPhillips plans from which these plans were spun off effective May 1, 2012.
(2) The Phillips 66 Key Employee Supplemental Retirement Plan restores Company-sponsored benefits capped under the qualified defined benefit pension plan to Internal Revenue Code (IRC) limits. All employees, including Ms. Zuklic, are eligible to participate in the plan.

Nonqualified Deferred Compensation

The following table provides information on nonqualified deferred compensation of only Ms. Zuklic’s defined benefit pension as of December 31, 2019, because she is the only NEO for whom we reimbursed Phillips 66 for her compensation.

Name	Beginning Balance($)	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year(2)($)	Aggregate Earnings in Last Fiscal Year(3)($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(4)($)

Ms. Zuklic(1)	365	—	45,100	3,165	—	48,630
(1) Ms. Zuklic participates in the Phillips 66 Defined Contribution Make-Up Plan (DCMP). As of December 31, 2019, participants in this plan had 36 investment options. 28 of the options were the same as those available in Phillips 66’s 401(k) plan and the remaining options were other mutual funds approved by the plan administrator.
(2) These amounts represent Phillips 66’s contributions under the DCMP. These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table”.
(3) These amounts represent earnings on plan balances from January 1 to December 31, 2019. These amounts are not included in the “Summary Compensation Table”.
(4) The total reflects contributions by Ms. Zuklic, contributions by us, and earnings on balances prior to 2019; plus contributions by Ms. Zuklic and earnings from January 1, 2019, through December 31, 2019 (shown in the appropriate columns of this table, with amounts that are included in the “Summary Compensation Table” shown in footnote 2 above).

Potential Payments upon Termination or Change-in-Control

The following table provides information about potential payments only to Ms. Zuklic upon termination or change-in-control assuming the occurrence of a triggering event on December 31, 2019, because she is the only NEO for whom we reimbursed Phillips 66 for her compensation.

Executive Benefits and Payments Upon Termination	Involuntary Not-for-Cause Termination (Not CIC)($)	Involuntary or Good Reason for Termination (CIC)($)	Death($)	Disability($)

Severance payment	469,718	469,718	—	—
Accelerated equity(1)	1,712,737	1,729,599	1,712,737	1,712,737
Life insurance	—	—	328,296	—
	2,182,455	2,199,317	2,041,033	1,712,737
(1) For the PSP, amounts for PSP 2017-2019 are shown based on the cash amount received in February 2020, while amounts for other periods are prorated to reflect the portion of the performance period completed by the end of 2019 and shown at target payout levels. These amounts reflect the closing price of Phillips 66 stock as reported on the NYSE on December 31, 2019 ($111.41). Restricted Stock and RSU amounts reflect the closing price of Phillips 66 stock as reported on the NYSE on December 31, 2019 ($111.41). For Stock Options with an exercise price lower than Phillips 66 stock's closing price on December 31, 2019, amounts reflect the intrinsic value as if the options had been exercised on December 31, 2019, but only for options the NEO would have retained for the specific termination event.

Compensation of Our Directors

The officers or employees of our General Partner or of Phillips 66 who also serve as directors of our General Partner do not receive additional compensation for their service as a director of our General Partner. Directors of our General Partner who are not officers or employees of our General Partner or of Phillips 66, or independent directors, receive compensation as described below. In addition, independent directors are reimbursed for out-of-pocket expenses in connection with attending meetings of the Board of Directors or its committees. Each director will be indemnified for their actions associated with being a director to the fullest extent permitted under Delaware law.

Each of our General Partner’s independent directors receives an annual compensation package, which consists of $70,000 in annual cash compensation and $80,000 in annual equity-based compensation. In addition, the chairman of the Audit Committee and the chairman of the Conflicts Committee each receives an additional $15,000 in annual cash compensation and each member of the Conflicts Committee other than the Chairman receives a cash retainer of $10,000. Our Board of Directors periodically benchmarks our independent director compensation with a group of peer partnerships.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2019.

Name	Fees Earned or Paid in Cash(1) ($)	Unit Awards(2)($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3)($)	Total ($)

P.D. (David) Bairrington	80,000	80,029	—	—	—	13,000	173,029
Mark A. Haney	85,000	80,029	—	—	—	1,127	166,156
Joseph W. O’Toole	85,000	80,029	—	—	—	16,500	181,529
(1) Reflects 2019 base cash compensation of $70,000 payable to each non-employee director and the applicable committee retainers. In 2019, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in committee assignments by board members through the year, if any. Amounts shown in the “Fees Earned or Paid in Cash” column include any amounts that were voluntarily deferred. No directors elected to defer their cash compensation in 2019.
(2) Amounts represent the grant date fair value of unit awards. In 2019, non-employee directors received a grant of phantom units valued at $80,000 on the date of grant based on the average of the high and low prices for Phillips 66 Partners LP units on the grant date. These grants are made in whole units with fractional units rounded up, resulting in units with a value of $80,029 being granted on January 15, 2019.
(3) “All Other Compensation” is made up primarily of certain gifts by directors to charities and educational institutions (excluding certain religious, political, fraternal, or athletic organizations) that are tax-exempt under Section 501(c)(3) of the IRC or meet similar requirements under the applicable law of other countries that we match under our Matching Gifts Program (Mr. Bairrington $13,000; and Mr. O’Toole $16,500). For active directors, the program matches up to $15,000 with regard to each program year. The amounts shown reflect the actual payments made by us in 2019, which due to processing delays can include contributions in 2018 that were matched by the Company in 2019 and therefore reported in 2019. “All Other Compensation” also includes any smaller gifts, such as books, ornaments and jackets, as well as associated tax protection (Mr. Haney $328).

Item 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2019.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	14,070	(2)	$—	2,472,375
Equity compensation plans not approved by security holders	—		—	—
Total	14,070		$—	2,472,375
(1) Includes awards issued under the Incentive Compensation Plan (ICP).
(2) Includes 14,070 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2019.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding persons who we know to be the beneficial owners of more than 5% of our issued and outstanding common units and Series A preferred units as of February 14, 2020.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned
Phillips 66 Project Development Inc.(1) 2331 CityWest Blvd. Houston, TX 77042	169,760,137	74.4%	—	—
Tortoise Capital Advisors, L.L.C.(2) 11550 Ash Street Suite 300 Leawood, KS 66211	12,669,175	5.6%	—	—
Stonepeak Screwdriver SPV LLC(3) 717 5th Avenue New York, NY 10022	—	—	11,608,624	84.0%
FR XIII Pantheon Holdings, L.L.C.(4) One Lafayette Place Greenwich, CT 06830	—	—	1,842,639	13.3%
(1) Phillips 66 is the parent company of Phillips 66 Company, which is the parent company of Phillips 66 Project Development Inc., the sole owner of the member interests of our General Partner. Phillips 66 and Phillips 66 Company may, therefore, be deemed to beneficially own the units held by Phillips 66 Project Development Inc.
(2) Based solely on an amendment to Schedule 13G filed with the SEC on February 14, 2020, by Tortoise Capital Advisors, L.L.C.
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
(4) FR XIII Pantheon Holdings Parent, L.L.C. is the managing member of FR XIII Pantheon Holdings, L.L.C. FR XIII Charlie AIV, L.P. is the sole member of FR XIII Pantheon Holdings Parent, L.L.C. First Reserve GP XIII, L.P. is the general partner of FR XIII Charlie AIV, L.P. First Reserve GP XIII Limited is the general partner of First Reserve GP XIII, L.P.

Security Ownership of Directors and Executive Officers

The following table sets forth the beneficial ownership of common units of Phillips 66 Partners LP held by each director and named executive officer (NEO) of Phillips 66 Partners GP LLC, our General Partner, and by all directors and executive officers of our General Partner as a group as of February 14, 2020.

Name of Beneficial Owner*	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned
NEOs and Directors
Greg C. Garland	35,000	**
Kevin J. Mitchell	10,000	**
Rosy Zuklic	7,500	**
Robert A. Herman	25,000	**
Timothy D. Roberts	—	**
Chukwuemeka A. Oyolu	5,000	**
Joseph W. O’Toole	35,000	**
Mark A. Haney	31,032	**
P.D. (David) Bairrington	12,253	**
All Directors and Executive Officers as a Group (9 Persons)	160,785	**
* Unless otherwise indicated, the address for all beneficial owners in this table is 2331 CityWest Blvd., Houston, Texas 77042.
** The beneficial ownership does not exceed 1% of the common units outstanding.

The following table sets forth the number of shares of Phillips 66 common stock beneficially owned as of February 14, 2020, except as otherwise noted, by each director and NEO of our General Partner and by all directors and executive officers of our General Partner as a group.

Name of Beneficial Owner	Total Common Stock Beneficially Owned	Restricted/Deferred Stock Units(1)	Options Exercisable Within 60 Days(2)	Percentage of Total Outstanding
NEOs and Directors
Greg C. Garland	512,367	100,094	932,466	**
Kevin J. Mitchell	41,452	33,525	119,232	**
Rosy Zuklic	202	17,609	5,999	**
Robert A. Herman	35,701	69,528	134,533	**
Timothy D. Roberts	7,645	22,864	86,866	**
Chukwuemeka A. Oyolu	14,784	13,248	31,333	**
Joseph W. O’Toole	—	—	—	—
Mark A. Haney	—	—	—	—
P.D. (David) Bairrington	—	—	—	—
All Directors and Executive Officers as a Group (9 Persons)	612,151	256,868	1,310,429	**
(1) Includes restricted or deferred stock units that may be voted or sold only upon passage of time.
(2) Includes beneficial ownership of shares of common stock that may be acquired within 60 days of February 14, 2020, through stock options awarded under compensation plans.
** The beneficial ownership does not exceed 1% of the common stock outstanding.

Item 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2019, our General Partner, Phillips 66 Partners GP LLC, and its affiliates owned 169,760,137 common units, representing approximately 74% of our total outstanding common units, and approximately 70% of our total outstanding common units and Series A preferred units (on an as-converted basis) in the aggregate.

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

Operational Stage
Distributions of available cash to our General Partner and its affiliates	We generally make cash distributions to the unitholders pro rata, including Phillips 66 Project Development Inc., as a holder of 169,760,137 common units.

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

Under our tax sharing agreement, we reimburse Phillips 66 for our share of state and local income and other taxes incurred by Phillips 66 as a result of our results of operations being included in a combined or consolidated tax return filed by Phillips 66 with respect to taxable periods on or after the completion of our initial public offering in 2013.

Withdrawal or removal of our General Partner
If our General Partner withdraws or is removed, its general partner interest will either be sold to the new general partner for cash or converted into common units, in each case for an amount equal to the fair market value of those interests.

Liquidation Stage
Liquidation	Upon our liquidation, the partners will be entitled to receive liquidating distributions according to their respective capital account balances.

Transactions and Commercial and Other Agreements with Phillips 66 and Related Parties
See “2019 Developments” in Items 1 and 2. Business and Properties, for a description of our transactions and related agreements with Phillips 66 in 2019. See the “Commercial Agreements,” “Amended and Restated Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 16—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

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

Item 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table presents fees for the years ended December 31, 2019 and 2018, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

	Millions of Dollars
	2019	2018
Fees
Audit fees(1)	$1.3	1.3
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$1.3	1.3
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
Financial Statements and Supplementary Data
The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 56, are filed as part of this Annual Report on Form 10-K.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in the Financial Statements or the Notes to Consolidated Financial Statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 120 to 122, are filed as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

PHILLIPS 66 PARTNERS LP
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	Amendment to Certificate of Limited Partnership, dated October 5, 2017.	8-K	3.1	10/10/2017	001-36011

3.3	Third Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of August 1, 2019.	8-K	3.1	8/1/2019	001-36011

4.1	Registration Rights Agreement dated as of October 6, 2017 by and among Phillips 66 Partners LP and the Purchasers party thereto.	8-K	4.1	10/10/2017	001-36011

4.2*	Description of Phillips 66 Partners L.P.’s securities.

As permitted by Item 601(b)(4)(iii)(A) of Regulation S-K, the partnership has not filed with this Annual Report on Form 10-K certain instruments defining the rights of holders of long-term debt of the partnership and its subsidiaries because the total amount of securities authorized thereunder does not exceed 10% of the total assets of the partnership and its subsidiaries on a consolidated basis. The partnership agrees to furnish a copy of such agreements to the Commission upon request.

10.1	Amended and Restated Credit Agreement dated as of July 30, 2019, among Phillips 66 Partners Holdings LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	8/1/2019	001-36011

10.2	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.3	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

10.4	Second Amendment to the Omnibus Agreement, dated as of December 1, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	12/2/2014	001-36011

10.5	Third Amendment to the Omnibus Agreement, dated as of March 2, 2015, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/2/2015	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.6	Fourth Amendment to the Omnibus Agreement, dated as of March 1, 2016, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/1/2016	001-36011

10.7	Fifth Amendment to the Omnibus Agreement, dated as of October 14, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/17/2016	001-36011

10.8	Sixth Amendment to the Omnibus Agreement, dated as of January 11, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	10-K	10.19	2/17/2017	001-36011

10.9	Seventh Amendment to the Omnibus Agreement, dated as of October 1, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/10/2017	001-36011

10.10	Amended and Restated Operational Services Agreement, dated as of October 1, 2017, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	10/10/2017	001-36011

10.11	First Amendment to the Amended and Restated Operational Services Agreement, dated as of May 30, 2018, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	10-Q	10.1	07/27/2018	001-36011

10.12	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.13	Natural Gas Liquids Storage Agreement (Clemens Facility), dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.4	3/1/2016	001-36011

10.14	Fractionation Agreement, dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.3	3/1/2016	001-36011

10.15*	Amendment No. 1 to Fractionation Agreement, dated December 11, 2019, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.

10.16†	Amended and Restated Tolling Services Agreement, dated as of October 1, 2017, by and between Merey Sweeny, L.P. and Phillips 66 Company.	8-K	10.3	10/10/2017	001-36011

10.17**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.18**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.19**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

21*	List of Subsidiaries of Phillips 66 Partners LP.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.3*	Consent of Grant Thornton, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

Date:	February 21, 2020	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 21, 2020, by the following persons on behalf of the registrant and in the capacities indicated.

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