Form 10-Q
period 2020-03-31
PHILLIPS 66 PARTNERS LP
filed 2020-05-01
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 228,340,146 common units outstanding as of March 31, 2020.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION

Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Revenues and Other Income
Operating revenues—related parties	$258	296
Operating revenues—third parties	9	6
Equity in earnings of affiliates	136	119
Other income	1	2
Total revenues and other income	404	423

Costs and Expenses
Operating and maintenance expenses	88	139
Depreciation	30	29
General and administrative expenses	17	18
Taxes other than income taxes	11	11
Interest and debt expense	29	27
Other expenses	2	—
Total costs and expenses	177	224
Income before income taxes	227	199
Income tax expense	1	1
Net income	226	198
Less: Preferred unitholders’ interest in net income	10	10
Less: General partner’s interest in net income	—	69
Limited partners’ interest in net income	$216	119

Net Income Per Limited Partner Unit (dollars)
Common units—basic	$0.95	0.96
Common units—diluted	0.93	0.92

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	228,312	124,258
Common units—diluted	242,132	138,078
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Net Income	$226	198
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—
Other comprehensive income	—	—
Comprehensive Income	$226	198
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	March 31 2020	December 31 2019
Assets
Cash and cash equivalents	$92	286
Accounts receivable—related parties	91	101
Accounts receivable—third parties	4	4
Materials and supplies	13	13
Prepaid expenses and other current assets	14	10
Total current assets	214	414
Equity investments	3,136	2,961
Net properties, plants and equipment	3,410	3,349
Goodwill	185	185
Other assets	52	52
Total Assets	$6,997	6,961

Liabilities
Accounts payable—related parties	$24	19
Accounts payable—third parties	75	84
Accrued interest	46	42
Deferred revenues	19	16
Short-term debt	25	25
Accrued property and other taxes	12	10
Other current liabilities	3	3
Total current liabilities	204	199
Long-term debt	3,491	3,491
Obligation from equity interest transfer	356	343
Other liabilities	93	94
Total Liabilities	4,144	4,127

Equity
Preferred unitholders (2020 and 2019—13,819,791 units issued and outstanding)	747	746
Common unitholders—public (2020—58,580,009 units issued and outstanding; 2019—58,539,439 units issued and outstanding)	2,723	2,717
Common unitholder—Phillips 66 (2020 and 2019—169,760,137 units issued and outstanding)	(616)	(628)
Accumulated other comprehensive loss	(1)	(1)
Total Equity	2,853	2,834
Total Liabilities and Equity	$6,997	6,961
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Cash Flows From Operating Activities
Net income	$226	198
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	30	29
Undistributed equity earnings	4	2
Other	2	10
Working capital adjustments
Accounts receivable	10	4
Prepaid expenses and other current assets	(4)	9
Accounts payable	(3)	(4)
Accrued interest	4	(5)
Deferred revenues	3	(40)
Other accruals	2	2
Net Cash Provided by Operating Activities	274	205

Cash Flows From Investing Activities
Cash capital expenditures and investments	(236)	(634)
Liberty acquisition	(75)	—
Return of investment from equity affiliates	38	20
Proceeds from sale of equity interest	—	81
Net Cash Used in Investing Activities	(273)	(533)

Cash Flows From Financing Activities
Net proceeds from equity interest transfer	12	341
Issuance of debt	—	725
Repayment of debt	—	(585)
Issuance of common units	2	32
Quarterly distributions to preferred unitholders	(9)	(9)
Quarterly distributions to common unitholders—public	(51)	(46)
Quarterly distributions to common unitholder—Phillips 66	(149)	(58)
Quarterly distributions to General Partner—Phillips 66	—	(67)
Other distributions to Phillips 66	—	(4)
Net Cash Provided by (Used in) Financing Activities	(195)	329

Net Change in Cash and Cash Equivalents	(194)	1
Cash and cash equivalents at beginning of period	286	1
Cash and Cash Equivalents at End of Period	$92	2
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Total

December 31, 2019	$746	2,717	(628)	—	(1)	2,834
Issuance of common units	—	2	—	—	—	2
Net income	10	55	161	—	—	226
Quarterly cash distributions to unitholders ($0.875 per common unit)	(9)	(51)	(149)	—	—	(209)
March 31, 2020	$747	2,723	(616)	—	(1)	2,853

December 31, 2018	$746	2,485	592	(1,313)	(1)	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	(1)
Issuance of common units	—	32	—	—	—	32
Net income	10	53	66	69	—	198
Quarterly cash distributions to unitholders and General Partner ($0.835 per common unit)	(9)	(46)	(58)	(67)	—	(180)
Other contributions to Phillips 66	—	—	—	(4)	—	(4)
March 31, 2019	$747	2,523	600	(1,315)	(1)	2,554

	Units
	Three Months Ended March 31
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2019	13,819,791	58,539,439	169,760,137	—	242,119,367
Units issued in public equity offerings	—	40,570	—	—	40,570
March 31, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937

December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	622,032	—	—	622,032
March 31, 2019	13,819,791	55,965,950	68,760,137	2,480,051	141,025,929
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2019 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2020, are not necessarily indicative of the results to be expected for the full year.

Note 3—Operating Revenues

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
Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Pipelines	$111	109
Terminals	43	40
Storage, processing and other revenues	113	153
Total operating revenues	$267	302

The majority of our agreements with Phillips 66 are considered operating leases under GAAP. The lease’s classification as either an operating or financing lease requires judgment in assessing the contract’s lease and service components and in determining the asset’s fair value. We have elected to account for lease and service elements of contracts classified as leases on a combined basis, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continue to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element.
Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Lease revenues	$218	257
Service revenues	49	45
Total operating revenues	$267	302

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	March 31 2020	December 31 2019

Lease receivables	$74	87
Service receivables	20	18
Other receivables	1	—
Total accounts receivable	$95	105

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
Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	March 31 2020	December 31 2019

Deferred lease revenues	$41	41
Deferred service revenues	2	1
Total deferred revenues	$43	42

Future Minimum Lease Payments from Customers
At March 31, 2020, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

Remainder of 2020	$527
2021	698
2022	685
2023	642
2024	521
Remaining years	1,386
Total future minimum lease payments from customers	$4,459

Remaining Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 11 years. These contracts include both fixed and variable transaction price components. At March 31, 2020, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2020	$109
2021	137
2022	136
2023	136
2024	116
Remaining years	671
Total future service revenues	$1,305

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 4—Equity Investments and Loans

Equity Investments
The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	March 31 2020	December 31 2019

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$595	592
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	296	294
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	598	595
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	218	215
Explorer Pipeline Company (Explorer)	21.94	102	105
Gray Oak Pipeline, LLC	65.00	799	759
Liberty Pipeline LLC (Liberty)	50.00	103	—
Paradigm Pipeline LLC (Paradigm)	50.00	143	143
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	67	70
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	102	74
STACK Pipeline LLC (STACK)	50.00	113	114
Total equity investments		$3,136	2,961

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Bakken Pipeline	$57	51
Bayou Bridge	10	4
Sand Hills	41	36
Southern Hills	11	13
Explorer	7	3
Gray Oak Pipeline, LLC	5	—
Liberty	—	—
Paradigm	4	3
Phillips 66 Partners Terminal	—	6
South Texas Gateway Terminal	—	—
STACK	1	3
Total equity in earnings of affiliates	$136	119

Liberty
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for $75 million. The purchase price reflected the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. The transaction was funded through a combination of cash on hand and our revolving credit facility and closed on March 2, 2020. Liberty was formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. On March 24, 2020, we and our co-venturer announced we are deferring the development and construction of the Liberty Pipeline system as a result of the current challenging business environment.

Liberty is considered a variable interest entity (VIE) because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Liberty that most significantly impact economic performance. At March 31, 2020, our maximum exposure to loss was $103 million, which represented the aggregate book value of our equity investment in Liberty. At March 31, 2020, Phillips 66 had an outstanding guarantee of $113 million to vendors for our proportionate share of the payment of certain purchase obligations of Liberty.

Gray Oak Pipeline, LLC
We have a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. After deducting a co-venturer’s pending acquisition of a 35% interest in the consolidated holding company, we have an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC. Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. On April 1, 2020, the Gray Oak Pipeline commenced full operations from West Texas to Texas Gulf Coast destinations. The Eagle Ford segment of the pipeline commenced operations later in April. Accordingly, the co-venturer’s 35% interest in the holding company is expected to be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet in the second quarter. Also at that time, the premium paid by the co-venturer will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. For the three months ended March 31, 2020, the co-venturer contributed an aggregate of $23 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls.

Gray Oak Pipeline, LLC has a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if the term loan facility is fully utilized and Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder. At March 31, 2020, the term loan facility was fully utilized by Gray Oak Pipeline, LLC and our 42.25% proportionate exposure under the equity contribution agreement was $583 million.

Gray Oak Pipeline, LLC is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturers jointly direct the activities of Gray Oak Pipeline, LLC that most significantly impact economic performance. At March 31, 2020, our maximum exposure to loss was $1,382 million, which represented our guarantee of the third-party term loan facility of $583 million and the aggregate book value of our equity method investment in Gray Oak Pipeline, LLC of $799 million.

Bakken Pipeline
In March 2019, a wholly owned subsidiary of Dakota Access, LLC (Dakota Access) closed an offering of $2,500 million aggregate principal amount of unsecured senior notes. Dakota Access and Energy Transfer Crude Oil Company, LLC (ETCO) have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, if Dakota Access receives an unfavorable court ruling in the litigation related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Our share of the maximum potential equity contributions under the CECU is approximately $631 million at March 31, 2020. In March 2020, the court in such litigation requested an Environmental Impact Statement from the U.S. Army Corps of Engineers, and requested additional information to make a further decision regarding whether the

Dakota Access Pipeline should be shut down while the Environmental Impact Statement is being prepared. Currently, this ruling does not have any immediate impact on the operations of Dakota Access and ETCO.

Summarized financial information for 100% of Dakota Access is as follows:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Revenues	$258	236
Income before income taxes	186	157
Net income	186	157

Note 5—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. Prior to August 1, 2019, we had more than one class of participating securities and used the two-class method to calculate net income per unit applicable to the limited partners. The classes of participating securities prior to August 1, 2019, included common units, general partner units and incentive distribution rights (IDRs). Effective August 1, 2019, common units are the only participating securities. For the three months ended March 31, 2020 and 2019, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit.

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

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Net income	$226	198
Less:
General partner’s distributions declared (including IDRs)*	—	69
Limited partners’ distributions declared on preferred units*	10	10
Limited partners’ distributions declared on common units*	199	105
Distributions less than net income	$17	14
*Distributions declared are attributable to the indicated periods.

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended March 31, 2020
Net income (millions):
Distributions declared	$199	10	209
Distributions less than (more than) net income	17	—	17
Net income (basic)	216	10	226
Dilutive effect of preferred units	10
Net income (diluted)	$226

Weighted-average units outstanding—basic	228,312,261
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,132,052

Net income per limited partner unit—basic (dollars)	$0.95
Net income per limited partner unit—diluted (dollars)	0.93

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended March 31, 2019
Net income (millions):
Distributions declared	$105	69	10	184
Distributions less than net income	14	—	—	14
Net income (basic)	119	69	10	198
Dilutive effect of preferred units*	8
Net income (diluted)	$127

Weighted-average units outstanding—basic	124,257,933
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	138,077,724

Net income per limited partner unit—basic (dollars)	$0.96
Net income per limited partner unit—diluted (dollars)	0.92
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

On April 21, 2020, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit which, excluding distributions to holders of our preferred units, will result in a total distribution of $199 million attributable to the first quarter of 2020. This distribution is payable on May 14, 2020, to unitholders of record as of May 1, 2020.

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	March 31 2020	December 31 2019

Land	$19	19
Buildings and improvements	94	94
Pipelines and related assets*	1,447	1,424
Terminals and related assets*	761	741
Rail racks and related assets*	137	137
Processing and related assets*	1,047	1,041
Caverns and related assets*	585	585
Construction-in-progress	409	367
Gross PP&E	4,499	4,408
Accumulated depreciation	(1,089)	(1,059)
Net PP&E	$3,410	3,349
*Assets for which we are the lessor.

Note 7—Debt

	Millions of Dollars
	March 31 2020	December 31 2019

2.450% Senior Notes due December 2024	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2020 and April 2021 at 1.465% and 1.85% at March 31, 2020, and December 31, 2019, respectively	75	75
Debt at face value	3,550	3,550
Net unamortized discounts and debt issuance costs	(34)	(34)
Total debt	3,516	3,516
Short-term debt	(25)	(25)
Long-term debt	$3,491	3,491

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in level 2 of the fair value hierarchy. The fair value of our fixed-rate debt was $3,083 million and $3,650 million at March 31, 2020, and December 31, 2019, respectively. The fair value of our floating-rate debt approximated carrying value of $75 million at March 31, 2020, and December 31, 2019.

At March 31, 2020, and December 31, 2019, no amount had been directly drawn under our $750 million revolving credit facility; however, $3 million and $1 million in letters of credit had been issued under this facility at March 31, 2020, and December 31, 2019, respectively.

On April 1, 2020, we repaid at maturity a $25 million tranche of tax-exempt bonds that was included in short-term debt at March 31, 2020.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2020, and December 31, 2019, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 9—Equity

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. For the three months ended March 31, 2020, on a settlement date basis, we issued an aggregate of 40,570 common units under our ATM programs, generating net proceeds of $2 million. For the three months ended March 31, 2019, we issued an aggregate of 622,032 common units under our ATM programs, generating net proceeds of $32 million. Since inception in June 2016 through March 31, 2020, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Note 10—Related Party Transactions

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Operating and maintenance expenses	$48	105
General and administrative expenses	17	17
Total	$65	122

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	March 31 2020	December 31 2019

Prepaid expenses and other current assets	$12	7
Other assets	48	44
Deferred revenues	18	16
Other current liabilities	1	1
Other liabilities	68	70

Equity Affiliate Arrangements
In March 2019, we and our co-venturers in Dakota Access provided a CECU in conjunction with an unsecured senior notes offering. See Note 4—Equity Investments and Loans, for additional information.

In June 2019, we issued a guarantee through an equity contribution agreement for 42.25% of the third-party term loan facility for Gray Oak Pipeline, LLC. See Note 4—Equity Investments and Loans, for additional information.

Note 11—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019

Cash capital expenditures and investments	$236	634
Change in capital expenditure accruals	(2)	(2)
Total capital expenditures and investments	$234	632

Item 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The global markets for crude oil and petroleum products were materially disrupted during the first quarter of 2020 by two significant events:

•
The outbreak of the Coronavirus Disease 2019 (COVID-19) and its development into a pandemic resulted in significant economic disruption globally. Actions taken by governments to prevent the spread of the disease included severe travel and business restrictions, which resulted in substantial decreases in the demand for many refined petroleum products, particularly gasoline and jet fuel. This drop in demand led refiners to reduce crude oil processing rates and eventually to lower crude oil demand and prices.

•
The dispute over production levels between Russia and the members of the Organization of Petroleum Exporting Countries (OPEC), including Saudi Arabia, resulted in an oversupply of crude oil, which exacerbated the decline in crude oil prices and eventually led to lower petroleum product prices as well.

We expect these events may result in reduced transportation and terminaling volumes in the near term.  In March 2020, we announced that we were reducing our planned capital spending in 2020, including deferring the Liberty Pipeline project and postponing a final investment decision on the ACE Pipeline.

OPEC has agreed to crude oil production cuts into 2022, but the near-term outlook for petroleum product demand remains highly uncertain, prices remain volatile, and margins and volumes remain challenged. The depth and duration of the economic consequences of the COVID-19 pandemic are currently unknown. However, the adverse economic effects on our customers, including Phillips 66, will likely be significant in the near term.

While we believe we have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in our commercial agreements with Phillips 66 and a majority of our joint ventures during the respective terms of those agreements, our ability to execute our growth strategy will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and the general demand for midstream services, including NGL transportation and fractionation.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2020, is based on a comparison with the corresponding period of 2019.

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Revenues and Other Income
Operating revenues—related parties	$258	296
Operating revenues—third parties	9	6
Equity in earnings of affiliates	136	119
Other income	1	2
Total revenues and other income	404	423

Costs and Expenses
Operating and maintenance expenses	88	139
Depreciation	30	29
General and administrative expenses	17	18
Taxes other than income taxes	11	11
Interest and debt expense	29	27
Other expenses	2	—
Total costs and expenses	177	224
Income before income taxes	227	199
Income tax expense	1	1
Net income	226	198
Less: Preferred unitholders’ interest in net income	10	10
Less: General partner’s interest in net income	—	69
Limited partners’ interest in net income	$216	119

Net cash provided by operating activities	$274	205

Adjusted EBITDA	$321	281

Distributable cash flow	$269	226

	Three Months Ended March 31
	2020	2019
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$111	109
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	941	959
Refined petroleum products and NGL	866	768
Total	1,807	1,727

Average pipeline revenue per barrel (dollars)	$0.67	0.70

Terminals
Terminal revenues (millions of dollars)	$43	40
Terminal throughput (thousands of barrels daily)
Crude oil(2)	460	471
Refined petroleum products	748	736
Total	1,208	1,207

Average terminaling revenue per barrel (dollars)	$0.39	0.36

Storage, processing and other revenues (millions of dollars)	$113	153
Total operating revenues (millions of dollars)	$267	302

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	838	687
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

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Reconciliation to Net Income
Net income	$226	198
Plus:
Depreciation	30	29
Net interest expense	28	27
Income tax expense	1	1
EBITDA	285	255
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	35	26
Expenses indemnified or prefunded by Phillips 66	—	—
Transaction costs associated with acquisitions	1	—
Adjusted EBITDA	321	281
Plus:
Deferred revenue impacts*†	2	—
Less:
Equity affiliate distributions less than proportional EBITDA	1	9
Maintenance capital expenditures†	15	9
Net interest expense	28	27
Preferred unit distributions	10	10
Distributable cash flow	$269	226
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$274	205
Plus:
Net interest expense	28	27
Income tax expense	1	1
Changes in working capital	(12)	34
Undistributed equity earnings	(4)	(2)
Deferred revenues and other liabilities	—	(9)
Other	(2)	(1)
EBITDA	285	255
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	35	26
Expenses indemnified or prefunded by Phillips 66	—	—
Transaction costs associated with acquisitions	1	—
Adjusted EBITDA	321	281
Plus:
Deferred revenue impacts*†	2	—
Less:
Equity affiliate distributions less than proportional EBITDA	1	9
Maintenance capital expenditures†	15	9
Net interest expense	28	27
Preferred unit distributions	10	10
Distributable cash flow	$269	226
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues decreased $35 million, or 12%, in the first quarter of 2020. The decrease was attributable to the recognition of deferred revenues in the first quarter of 2019 related to turnaround activity at Merey Sweeny LLC (Merey Sweeny), partially offset by higher volumes on wholly owned assets during the three-month period of 2020.

Equity in earnings of affiliates increased $17 million, or 14%, in the first quarter of 2020. The increase was attributable to higher earnings from Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), Bayou Bridge Pipeline, LLC, Gray Oak Pipeline, LLC and DCP Sand Hills Pipeline, LLC, primarily due to improved volumes. These higher earnings were partially offset by a decrease in earnings from Phillips 66 Partners Terminal due to lower contractual rates.

Operating and maintenance expenses decreased by $51 million, or 37%, in the first quarter of 2020. The decrease was primarily due to turnaround activity at Merey Sweeny in 2019.

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

Operating Activities
We generated $274 million in cash from operations during the first three months of 2020, an improvement over cash from operations of $205 million for the corresponding period of 2019. The improvement was primarily driven by lower deferred revenue impacts, lower operating and maintenance expenses and higher distributions from equity affiliates.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first three months of 2020, cash from operations included distributions of $141 million from our equity affiliates, compared with $121 million during the same period of 2019. We cannot control the amount or timing of future dividends from equity affiliates; therefore, future dividend payments by these and other equity affiliates are not assured.

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. For the three months ended March 31, 2020, on a settlement date basis, we issued an aggregate of 40,570 common units under our ATM programs, generating net proceeds of $2 million. For the three months ended March 31, 2019, we issued an aggregate of 622,032 common units under our ATM programs, generating net proceeds of $32 million. Since inception in June 2016 through March 31, 2020, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
At March 31, 2020, and December 31, 2019, no amount had been directly drawn under our $750 million revolving credit facility; however, $3 million and $1 million in letters of credit had been issued under this facility at March 31, 2020, and December 31, 2019, respectively.

Transfer of Equity Interests
We have a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. After deducting a co-venturer’s pending acquisition of a 35% interest in the consolidated holding company, we have an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC. Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. On April 1, 2020, the Gray Oak Pipeline commenced full operations from West Texas to Texas Gulf Coast destinations. The Eagle Ford segment of the pipeline commenced operations later in April. Accordingly, the co-venturer’s 35% interest in the holding company is expected to be recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet in the second quarter. Also at that time, the premium paid by the co-venturer will be recharacterized from a long-term obligation to a gain in our consolidated statement of income. For the three months ended March 31, 2020, the co-venturer contributed an aggregate of $23 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls.

See Note 4—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for additional information regarding these transactions.

Shelf Registration
We have a universal shelf registration statement on file with the U.S. Securities and Exchange Commission (SEC) under which we, as a well-known seasoned issuer, have the ability to issue and sell an indeterminate amount of common units representing limited partner interests, preferred units representing limited partner interests, and debt securities.

Off-Balance Sheet Arrangements
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2,500 million aggregate principal amount of unsecured senior notes. Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, if Dakota Access receives an unfavorable court ruling in the litigation related to certain disputed construction permits and Dakota Access determines that an equity contribution trigger event has occurred, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access and ETCO up to an aggregate maximum of approximately $2,525 million. Our share of the maximum potential equity contributions under the CECU is approximately $631 million at March 31, 2020. In March 2020, the court in such litigation requested an Environmental Impact Statement from the U.S. Army Corps of Engineers, and requested additional information to make a further decision regarding whether the Dakota Access Pipeline should be shut down while the Environmental Impact Statement is being prepared. Currently, this ruling does not have any immediate impact on the operations of Dakota Access and ETCO.

Gray Oak Pipeline, LLC has a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if the term loan facility is fully utilized and Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder. At March 31, 2020, the term loan facility was fully utilized by Gray Oak Pipeline, LLC and our 42.25% proportionate exposure under the equity contribution agreement was $583 million.

Capital Requirements

Liberty Acquisition
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for $75 million. The purchase price reflected the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. The transaction was funded through a combination of cash on hand and our revolving credit facility and closed on March 2, 2020. Liberty Pipeline LLC was formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. On March 24, 2020, we and our co-venturer announced we are deferring the development and construction of the Liberty Pipeline system as a result of the current challenging business environment.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Three Months Ended March 31
	2020	2019
Capital expenditures and investments
Capital expenditures and investments	$234	632
Capital expenditures and investments funded by certain joint venture partners*	(23)	(422)
Adjusted capital spending	$211	210

Expansion	$196	195
Maintenance	15	15
*See Note 4—Equity Investments and Loans, in the Notes to Consolidated Financial Statements, for additional information.

Our capital expenditures and investments for the first three months of 2020 were primarily associated with the following activities:

•	Contributions to Gray Oak Pipeline, LLC to progress construction of the pipeline system.

•
Contributions to Liberty Pipeline LLC to progress construction of the Liberty Pipeline, which will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. As discussed below, this project has been deferred.

•	Contributions to South Texas Gateway Terminal for construction activities related to the marine export terminal that will connect to the Gray Oak Pipeline in Corpus Christi, Texas.

•	Construction activities related to increasing capacity on the Sweeny to Pasadena refined petroleum products pipeline.

•	Construction activities related to a new ethane pipeline from the Clemens Caverns to petrochemical facilities in Gregory, Texas, near Corpus Christi.

•	Construction activities related to increasing storage capacity at Clemens Caverns.

•	Spending associated with other return, reliability and maintenance projects.

2020 Budget Update
In late March 2020, we announced an update to the 2020 capital budget that was included in our 2019 Annual Report on Form 10-K. In response to the current challenging business environment, we reduced our 2020 capital spending plans from $962 million to $932 million. Capital spending net of cash capital contributions from certain joint venture partners (adjusted capital spending) is expected to be $863 million. The development and construction of the Liberty Pipeline system has been deferred and we are postponing our final investment decision regarding the ACE Pipeline. We will continue to fund Liberty Pipeline’s cash calls in 2020, primarily for its committed purchases from vendors.

Cash Distributions
On April 21, 2020, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit which, excluding distributions to holders of our preferred units, will result in a total distribution of $199 million attributable to the first quarter of 2020. This distribution is payable on May 14, 2020, to unitholders of record as of May 1, 2020.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit. Preferred unitholders will receive $10 million of distributions attributable to the first quarter of 2020. This distribution is payable on May 14, 2020, to preferred unitholders of record as of May 1, 2020.

Debt Repayment
On April 1, 2020, we repaid at maturity a $25 million tranche of tax-exempt bonds that was included in short-term debt at March 31, 2020.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2020, and December 31, 2019, we did not have any material accrued contingent liabilities associated with litigation matters.

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

•
General domestic and international economic and political developments including: armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, refined petroleum products or NGL pricing, regulation or taxation; actions taken by the members of OPEC affecting the production and pricing of crude oil; and other political, economic or diplomatic developments, including those caused by public health issues and outbreaks of diseases.

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

•
The factors generally described in “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on February 21, 2020 and in Item 1A. of Part II of this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2020, did not differ materially from that disclosed under Item 7A of our 2019 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2020, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS

Under our amended omnibus agreement, and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 indemnifies us or assumes responsibility for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66. See Note 10—Related Party Transactions, in the Notes to Consolidated Financial Statements, for additional information.

This section identifies reportable legal proceedings attributable to the ownership or operation of our assets, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There are no new matters to report.

Item 1A.  RISK FACTORS

The following risk factor should be read in conjunction with the risk factors included in Item 1A of our 2019 Annual Report on Form 10-K.

The outbreak of Coronavirus Disease 2019 (COVID-19) has materially adversely affected, and may continue to materially adversely affect, general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and cash flows and those of our customers, suppliers and other counterparties.

The outbreak of COVID-19 is negatively impacting worldwide economic and commercial activity and financial markets. Responses of governmental authorities, companies and individuals to prevent the spread of COVID-19, including travel restrictions, business and school closures, and stay at home orders have significantly reduced global economic activity. The reduction in economic activity has resulted in substantial decreases in the demand for many refined petroleum products, which has led refiners to reduce crude oil processing rates and also to lower crude oil demand and prices. These events have negatively impacted the volumes of products we transport and terminal.

The extent to which COVID-19 will continue to negatively impact our business and operations, as well as the business and operations of our customers, including Phillips 66, will depend on the severity, location and duration of the effects and spread of COVID-19, related impacts on overall economic activity, including the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

To the extent COVID-19 adversely affects our business, financial condition, results of operations and liquidity, or the business, financial condition, results of operation and liquidity of our customers, including Phillips 66, counterparties or suppliers, it may also have the effect of heightening many of the other risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

1.1
Equity Distribution Agreement, dated as of February 25, 2020, by and among the Partnership and the General Partner, on the one hand, and RBC Capital Markets, LLC, BofA Securities, Inc., Barclays Capital Inc., BMO Capital Markets Corp., BNP Paribas Securities Corp., BTIG, LLC, CIBC World Markets Corp., Citigroup Global Markets Inc., Commerz Markets LLC, Credit Agricole Securities (USA) Inc., Credit Suisse Securities (USA) LLC, Goldman Sachs & Co. LLC, HSBC Securities (USA) Inc., J.P. Morgan Securities LLC, Jefferies LLC, Mizuho Securities USA LLC, MUFG Securities Americas Inc., Scotia Capital (USA) Inc., SMBC Nikko Securities America, Inc., SunTrust Robinson Humphrey, Inc., TD Securities (USA) LLC, and Wells Fargo Securities, LLC.
		8-K	1.1	2/25/2020	001-36011

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

10.1*
Eighth Amendment to the Omnibus Agreement, dated as of March 1, 2020, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.

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

Date: May 1, 2020