Form 10-Q
period 2020-06-30
PHILLIPS 66 PARTNERS LP
filed 2020-07-31
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 228,340,146 common units outstanding as of June 30, 2020.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues and Other Income
Operating revenues—related parties	$236	256	494	552
Operating revenues—third parties	5	7	14	13
Equity in earnings of affiliates	104	137	240	256
Gain from equity interest transfer	84	—	84	—
Other income	1	1	2	3
Total revenues and other income	430	401	834	824

Costs and Expenses
Operating and maintenance expenses	84	85	172	224
Depreciation	31	29	61	58
General and administrative expenses	17	17	34	35
Taxes other than income taxes	10	9	21	20
Interest and debt expense	28	27	57	54
Other expenses	5	—	7	—
Total costs and expenses	175	167	352	391
Income before income taxes	255	234	482	433
Income tax expense	—	1	1	2
Net income	255	233	481	431
Less: Preferred unitholders’ interest in net income	9	9	19	19
Less: General partner’s interest in net income	—	71	—	140
Limited partners’ interest in net income	$246	153	462	272

Net Income Per Limited Partner Unit (dollars)
Common units—basic	$1.07	1.23	2.02	2.19
Common units—diluted	1.05	1.15	1.99	2.07

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	228,340	124,824	228,326	124,543
Common units—diluted	242,160	138,644	242,146	138,362
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Net Income	$255	233	481	431
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive Income	$255	233	481	431
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	June 30 2020	December 31 2019
Assets
Cash and cash equivalents	$7	286
Accounts receivable—related parties	93	101
Accounts receivable—third parties	4	4
Materials and supplies	14	13
Prepaid expenses and other current assets	10	10
Total current assets	128	414
Equity investments	3,340	2,961
Net properties, plants and equipment	3,500	3,349
Goodwill	185	185
Other assets	50	52
Total Assets	$7,203	6,961

Liabilities
Accounts payable—related parties	$18	19
Accounts payable—third parties	88	84
Accrued interest	34	42
Deferred revenues	24	16
Short-term debt	265	25
Accrued property and other taxes	22	10
Other current liabilities	4	3
Total current liabilities	455	199
Long-term debt	3,442	3,491
Obligation from equity interest transfer	—	343
Other liabilities	93	94
Total Liabilities	3,990	4,127

Equity
Preferred unitholders (2020 and 2019—13,819,791 units issued and outstanding)	746	746
Common unitholders—public (2020—58,580,009 units issued and outstanding; 2019—58,539,439 units issued and outstanding)	2,735	2,717
Common unitholder—Phillips 66 (2020 and 2019—169,760,137 units issued and outstanding)	(572)	(628)
Accumulated other comprehensive loss	(1)	(1)
Total unitholders’ equity	2,908	2,834
Noncontrolling interest	305	—
Total Equity	3,213	2,834
Total Liabilities and Equity	$7,203	6,961
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	2020	2019
Cash Flows From Operating Activities
Net income	$481	431
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	61	58
Undistributed equity earnings	9	3
Gain from equity interest transfer	(84)	—
Other	7	12
Working capital adjustments
Accounts receivable	8	6
Prepaid expenses and other current assets	—	12
Accounts payable	(7)	(3)
Accrued interest	(7)	—
Deferred revenues	8	(46)
Other accruals	13	8
Net Cash Provided by Operating Activities	489	481

Cash Flows From Investing Activities
Cash capital expenditures and investments	(601)	(759)
Advances/loans—related party	—	(95)
Collection of advances/loans—related party	—	95
Liberty acquisition	(75)	—
Return of investment from equity affiliates	86	35
Proceeds from sale of equity interest	—	81
Net Cash Used in Investing Activities	(590)	(643)

Cash Flows From Financing Activities
Net proceeds from equity interest transfer	40	341
Issuance of debt	215	860
Repayment of debt	(25)	(585)
Issuance of common units	2	42
Quarterly distributions to preferred unitholders	(19)	(19)
Quarterly distributions to common unitholders—public	(102)	(93)
Quarterly distributions to common unitholder—Phillips 66	(297)	(116)
Quarterly distributions to General Partner—Phillips 66	—	(136)
Other distributions from (to) Phillips 66	8	(3)
Net Cash Provided by (Used in) Financing Activities	(178)	291

Net Change in Cash and Cash Equivalents	(279)	129
Cash and cash equivalents at beginning of period	286	1
Cash and Cash Equivalents at End of Period	$7	130
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

March 31, 2020	$747	2,723	(616)	—	(1)	—	2,853
Net income	9	63	183	—	—	—	255
Quarterly cash distributions to unitholders ($0.875 per common unit)	(10)	(51)	(148)	—	—	—	(209)
Transfer of equity interest	—	—	—	—	—	305	305
Other contributions from Phillips 66	—	—	9	—	—	—	9
June 30, 2020	$746	2,735	(572)	—	(1)	305	3,213

March 31, 2019	$747	2,523	600	(1,315)	(1)	—	2,554
Issuance of common units	—	10	—	—	—	—	10
Net income	9	69	84	71	—	—	233
Quarterly cash distributions to unitholders and General Partner ($0.845 per common unit)	(10)	(47)	(58)	(69)	—	—	(184)
Other contributions from Phillips 66	—	—	—	3	—	—	3
June 30, 2019	$746	2,555	626	(1,310)	(1)	—	2,616

	Units
	Three Months Ended June 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

March 31, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937
Units issued in public equity offerings	—	—	—	—	—
June 30, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937

March 31, 2019	13,819,791	55,965,950	68,760,137	2,480,051	141,025,929
Units issued in public equity offerings	—	212,336	—	—	212,336
June 30, 2019	13,819,791	56,178,286	68,760,137	2,480,051	141,238,265
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

December 31, 2019	$746	2,717	(628)	—	(1)	—	2,834
Issuance of common units	—	2	—	—	—	—	2
Net income	19	118	344	—	—	—	481
Quarterly cash distributions to unitholders ($0.875 per common unit)	(19)	(102)	(297)	—	—	—	(418)
Transfer of equity interest	—	—	—	—	—	305	305
Other contributions from Phillips 66	—	—	9	—	—	—	9
June 30, 2020	$746	2,735	(572)	—	(1)	305	3,213

December 31, 2018	$746	2,485	592	(1,313)	(1)	—	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	—	(1)
Issuance of common units	—	42	—	—	—	—	42
Net income	19	122	150	140	—	—	431
Quarterly cash distributions to unitholders and General Partner ($1.680 per common unit)	(19)	(93)	(116)	(136)	—	—	(364)
Other distributions to Phillips 66	—	—	—	(1)	—	—	(1)
June 30, 2019	$746	2,555	626	(1,310)	(1)	—	2,616

	Units
	Six Months Ended June 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2019	13,819,791	58,539,439	169,760,137	—	242,119,367
Units issued in public equity offerings	—	40,570	—	—	40,570
June 30, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937

December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	834,368	—	—	834,368
June 30, 2019	13,819,791	56,178,286	68,760,137	2,480,051	141,238,265
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

We primarily generate revenue by providing fee-based transportation, terminaling, processing, storage and fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling crude oil, refined petroleum products and NGL. Since we do not own any of the crude oil, refined petroleum products and NGL we handle and do not engage in the trading of those commodities, we have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2019 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2020, are not necessarily indicative of the results to be expected for the full year.

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

Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Pipelines	$97	117	208	226
Terminals	33	39	76	79
Storage, processing and other revenues	111	107	224	260
Total operating revenues	$241	263	508	565

The majority of our agreements with Phillips 66 are considered operating leases under GAAP. The lease’s classification as either an operating or financing lease requires judgment in assessing the contract’s lease and service components and in determining the asset’s fair value. We have elected to account for lease and service elements of contracts classified as leases on a combined basis, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continue to separate the lease and service elements based on relative standalone prices and apply the lease standard to the lease element and the revenue standard to the service element.
Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Lease revenues	$195	214	413	471
Service revenues	46	49	95	94
Total operating revenues	$241	263	508	565

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	June 30 2020	December 31 2019

Lease receivables	$76	87
Service receivables	21	18
Total accounts receivable	$97	105

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
Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	June 30 2020	December 31 2019

Deferred lease revenues	$44	41
Deferred service revenues	3	1
Total deferred revenues	$47	42

Future Minimum Lease Payments from Customers
At June 30, 2020, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

Remainder of 2020	$354
2021	702
2022	690
2023	646
2024	525
Remaining years	1,389
Total future minimum lease payments from customers	$4,306

Remaining Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 11 years. These contracts include both fixed and variable transaction price components. At June 30, 2020, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2020	$80
2021	152
2022	152
2023	152
2024	132
Remaining years	756
Total future service revenues	$1,424

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 4—Equity Investments

The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	June 30 2020	December 31 2019

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$588	592
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	293	294
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	595	595
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	218	215
Explorer Pipeline Company (Explorer)	21.94	100	105
Gray Oak Pipeline, LLC	65.00	896	759
Liberty Pipeline LLC (Liberty)	50.00	202	—
Paradigm Pipeline LLC (Paradigm)	50.00	142	143
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	66	70
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	129	74
STACK Pipeline LLC (STACK)	50.00	111	114
Total equity investments		$3,340	2,961

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Bakken Pipeline	$30	58	87	109
Bayou Bridge	7	8	17	12
Sand Hills	37	38	78	74
Southern Hills	10	11	21	24
Explorer	4	11	11	14
Gray Oak Pipeline, LLC	14	—	19	—
Liberty	—	—	—	—
Paradigm	2	3	6	6
Phillips 66 Partners Terminal	(1)	6	(1)	12
South Texas Gateway Terminal	—	—	—	—
STACK	1	2	2	5
Total equity in earnings of affiliates	$104	137	240	256

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of unsecured senior notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At June 30, 2020, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS), and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. On July 6, 2020, the court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil by August 5, 2020, and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order. On July 14, 2020, an appeals court granted a temporary stay of the lower court’s order directing the pipeline to be shut down and emptied of crude oil. The appeals court has not yet ruled on the motion for a stay during the appeals process. In addition to the potential obligations under the CECU, if the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be asked to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually.

Summarized financial information for 100% of Dakota Access is as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Revenues	$169	254	427	490
Income before income taxes	94	181	280	338
Net income	94	181	280	338

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. We have a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet. In addition, the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of income for the three and six months ended June 30, 2020. For the six months ended June 30, 2020, the co-venturer contributed an aggregate of $61 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Excluding the co-venturer’s 35% interest in the consolidated holding company, we have an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC.

Gray Oak Pipeline, LLC has a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder. At June 30, 2020, the term loan facility was fully utilized by Gray Oak Pipeline, LLC and our 42.25% proportionate exposure under the equity contribution agreement was $583 million.

During its development phase, Gray Oak Pipeline, LLC was considered a variable interest entity (VIE) because it did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We determined we were not the primary beneficiary because we and our co-venturers jointly directed the activities of Gray Oak Pipeline, LLC that most significantly impact economic performance. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and ceased being a VIE.

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

Liberty is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Liberty that most significantly impact economic performance. At June 30, 2020, our maximum exposure to loss was $202 million, which represented the aggregate book value of our equity investment in Liberty. At June 30, 2020, Phillips 66 had an outstanding guarantee of $49 million to vendors for our proportionate share of the payment of certain purchase obligations of Liberty.

Note 5—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. Prior to August 1, 2019, we had more than one class of participating securities and used the two-class method to calculate net income per unit applicable to the limited partners. The classes of participating securities prior to August 1, 2019, included common units, general partner units and incentive distribution rights (IDRs). Effective August 1, 2019, common units are the only participating securities. For the three and six months ended June 30, 2020 and 2019, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit.

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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Net income	$255	233	481	431
Less:
General partners’ distributions declared (including IDRs)*	—	70	—	139
Limited partners’ distributions declared on preferred units*	9	9	19	19
Limited partners’ distributions declared on common units*	200	107	399	212
Distributions less than net income	$46	47	63	61
*Distributions declared are attributable to the indicated periods.

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended June 30, 2020
Net income (millions):
Distributions declared	$200	9	209
Distributions less than net income	46	—	46
Net income (basic)	246	9	255
Dilutive effect of preferred units	9
Net income (diluted)	$255

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,159,937

Net income per limited partner unit—basic (dollars)	$1.07
Net income per limited partner unit—diluted (dollars)	1.05

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Three Months Ended June 30, 2019
Net income (millions):
Distributions declared	$107	70	9	186
Distributions less than net income	46	1	—	47
Net income (basic)	153	71	9	233
Dilutive effect of preferred units*	6
Net income (diluted)	$159

Weighted-average units outstanding—basic	124,824,010
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	138,643,801

Net income per limited partner unit—basic (dollars)	$1.23
Net income per limited partner unit—diluted (dollars)	1.15
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Six Months Ended June 30, 2020
Net income (millions):
Distributions declared	$399	19	418
Distributions less than net income	63	—	63
Net income (basic)	462	19	481
Dilutive effect of preferred units	19
Net income (diluted)	$481

Weighted-average units outstanding—basic	228,326,203
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,145,994

Net income per limited partner unit—basic (dollars)	$2.02
Net income per limited partner unit—diluted (dollars)	1.99

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Six Months Ended June 30, 2019
Net income (millions):
Distributions declared	$212	139	19	370
Distributions less than net income	60	1	—	61
Net income (basic)	272	140	19	431
Dilutive effect of preferred units*	14
Net income (diluted)	$286

Weighted-average units outstanding—basic	124,542,536
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	138,362,327

Net income per limited partner unit—basic (dollars)	$2.19
Net income per limited partner unit—diluted (dollars)	2.07
*The dilutive effect of preferred units assumes the reallocation of net income to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

On July 21, 2020, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit which, excluding distributions to holders of our preferred units, will result in a total distribution of $200 million attributable to the second quarter of 2020. This distribution is payable on August 13, 2020, to unitholders of record as of July 31, 2020.

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2020	December 31 2019

Land	$19	19
Buildings and improvements	94	94
Pipelines and related assets*	1,452	1,424
Terminals and related assets*	779	741
Rail racks and related assets*	137	137
Processing and related assets*	1,059	1,041
Caverns and related assets*	636	585
Construction-in-progress	444	367
Gross PP&E	4,620	4,408
Accumulated depreciation	(1,120)	(1,059)
Net PP&E	$3,500	3,349
*Assets for which we are the lessor.

Note 7—Debt

	Millions of Dollars
	June 30 2020	December 31 2019

2.450% Senior Notes due December 2024	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2020 and April 2021 at 0.550% and 1.850% at June 30, 2020, and December 31, 2019, respectively	50	75
Revolving credit facility due July 2020 at 1.423%	215	—
Debt at face value	3,740	3,550
Net unamortized discounts and debt issuance costs	(33)	(34)
Total debt	3,707	3,516
Short-term debt	(265)	(25)
Long-term debt	$3,442	3,491

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified in Level 2 of the fair value hierarchy. The fair value of our fixed-rate debt was $3,685 million and $3,650 million at June 30, 2020, and December 31, 2019, respectively. The fair value of our floating-rate debt approximated carrying value of $265 million and $75 million at June 30, 2020, and December 31, 2019, respectively.

At June 30, 2020, borrowings of $215 million were outstanding and $3 million in letters of credit had been drawn under our $750 million revolving credit facility.

On April 1, 2020, we repaid the $25 million tranche of tax-exempt bonds due April 2020. The two remaining tranches, totaling $50 million, mature in April 2021.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2020, and December 31, 2019, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 9—Equity

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. We did not issue any common units under our ATM programs during the three months ended June 30, 2020. For the six months ended June 30, 2020, on a settlement date basis, we issued an aggregate of 40,570 common units under our ATM programs, generating net proceeds of $2 million. For the three and six months ended June 30, 2019, we issued an aggregate of 212,336 and 834,368 common units under our ATM programs, respectively, generating net proceeds of $10 million and $42 million, respectively. Since inception in June 2016 through June 30, 2020, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

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

Related Party Transactions
Significant related party transactions included in our total costs and expenses were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019

Operating and maintenance expenses	$42	50	90	155
General and administrative expenses	21	16	38	33
Total	$63	66	128	188

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	June 30 2020	December 31 2019

Prepaid expenses and other current assets	$6	7
Other assets	48	44
Deferred revenues	24	16
Other current liabilities	1	1
Other liabilities	67	70

Equity Affiliate Arrangements
In March 2019, we and our co-venturers in Dakota Access provided a CECU in conjunction with an unsecured senior notes offering. See Note 4—Equity Investments, for additional information.

In June 2019, we issued a guarantee through an equity contribution agreement for 42.25% of the third-party term loan facility for Gray Oak Pipeline, LLC. See Note 4—Equity Investments, for additional information.

Note 11—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Six Months Ended June 30
	2020	2019

Cash capital expenditures and investments	$601	759
Change in capital expenditure accruals	10	(13)
Total capital expenditures and investments	$611	746

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

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance, financial condition, and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this report. It contains forward-looking statements including, without limitation, statements relating to the Partnership’s plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions normally identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The Partnership does not undertake to update, revise or correct any of the forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the heading: “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

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

Adjusted EBITDA is EBITDA, further adjusted for:

•The proportional share of equity affiliates’ net interest expense, income taxes and depreciation and amortization.

•Transaction costs associated with acquisitions.

•Certain other noncash items, including expenses indemnified by Phillips 66.

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

EBITDA, adjusted EBITDA, and distributable cash flow are not presentations made in accordance with generally accepted accounting principles in the United States (GAAP). EBITDA, adjusted EBITDA and distributable cash flow are non-GAAP supplemental financial measures that management believes external users of our consolidated financial statements, such as industry analysts, investors, lenders and rating agencies, may find useful to assess:

•Our operating performance as compared to other publicly traded partnerships in the midstream energy industry, without regard to historical cost basis or, in the case of EBITDA and adjusted EBITDA, financing methods.

•The ability of our business to generate sufficient cash to support our decision to make distributions to our unitholders.

•Our ability to incur and service debt and fund capital expenditures.

•The viability of acquisitions and other capital expenditure projects and the returns on investment of various investment opportunities.

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

Business Environment
We do not own any of the crude oil, refined petroleum products and NGL we handle and do not engage in the trading of those commodities, and therefore have limited direct exposure to risks associated with fluctuating commodity prices, although these risks indirectly influence our activities and results of operations over the long term.

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

The outbreak of Coronavirus Disease 2019 (COVID-19) and its development into a pandemic continues to result in significant economic disruption globally. Actions taken by governments to prevent the spread of the disease included travel and business restrictions, which resulted in substantial decreases in the demand for many refined petroleum products, particularly gasoline and jet fuel. The lack of demand for petroleum products has resulted in low crude oil prices and refining margins. As a result, crude oil producers have shut in high cost production and refiners have reduced crude oil processing rates. These actions have reduced throughput volumes on both our and our joint ventures’ assets.

The depth and duration of the economic consequences of the COVID-19 pandemic are currently unknown. However, the near-term outlook for petroleum product demand remains highly uncertain, prices remain volatile, and margins and volumes remain challenged. Our customers, including Phillips 66, may continue to have adverse economic effects in the near term.

While we believe we and the majority of our joint ventures have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments in commercial agreements during the respective terms of those agreements, our ability to execute our growth strategy will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and the general demand for midstream services, including NGL transportation and fractionation.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2020, is based on a comparison with the corresponding periods of 2019.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Revenues and Other Income
Operating revenues—related parties	$236	256	494	552
Operating revenues—third parties	5	7	14	13
Equity in earnings of affiliates	104	137	240	256
Gain from equity interest transfer	84	—	84	—
Other income	1	1	2	3
Total revenues and other income	430	401	834	824

Costs and Expenses
Operating and maintenance expenses	84	85	172	224
Depreciation	31	29	61	58
General and administrative expenses	17	17	34	35
Taxes other than income taxes	10	9	21	20
Interest and debt expense	28	27	57	54
Other expenses	5	—	7	—
Total costs and expenses	175	167	352	391
Income before income taxes	255	234	482	433
Income tax expense	—	1	1	2
Net income	255	233	481	431
Less: Preferred unitholders’ interest in net income	9	9	19	19
Less: General partner’s interest in net income	—	71	—	140
Limited partners’ interest in net income	$246	153	462	272

Net cash provided by operating activities	$215	276	489	481

Adjusted EBITDA	$269	319	590	600

Distributable cash flow	$218	254	487	480

	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$97	117	208	226
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	806	1,000	873	980
Refined petroleum products and NGL	825	995	846	882
Total	1,631	1,995	1,719	1,862

Average pipeline revenue per barrel (dollars)	$0.65	0.64	0.66	0.67

Terminals
Terminal revenues (millions of dollars)	$33	39	76	79
Terminal throughput (thousands of barrels daily)
Crude oil(2)	380	456	420	463
Refined petroleum products	690	809	719	773
Total	1,070	1,265	1,139	1,236

Average terminaling revenue per barrel (dollars)	$0.33	0.33	0.36	0.34

Storage, processing and other revenues (millions of dollars)	$111	107	224	260
Total operating revenues (millions of dollars)	$241	263	508	565

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	942	772	890	730
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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Reconciliation to Net Income
Net income	$255	233	481	431
Plus:
Depreciation	31	29	61	58
Net interest expense	29	26	57	53
Income tax expense	—	1	1	2
EBITDA	315	289	600	544
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	38	29	73	55
Expenses indemnified or prefunded by Phillips 66	—	1	—	1
Transaction costs associated with acquisitions	—	—	1	—
Gain from equity interest transfer	(84)	—	(84)	—
Adjusted EBITDA	269	319	590	600
Plus:
Deferred revenue impacts*†	5	(4)	7	(4)
Less:
Equity affiliate distributions less than (more than) proportional EBITDA	(10)	13	(9)	22
Maintenance capital expenditures†	28	12	43	21
Net interest expense	29	26	57	53
Preferred unit distributions	9	9	19	19
Income taxes paid	—	1	—	1
Distributable cash flow	$218	254	487	480
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2020	2019	2020	2019
Reconciliation to Net Cash Provided by Operating Activities
Net cash provided by operating activities	$215	276	489	481
Plus:
Net interest expense	29	26	57	53
Income tax expense	—	1	1	2
Changes in working capital	(3)	(11)	(15)	23
Undistributed equity earnings	(5)	(1)	(9)	(3)
Gain from equity interest transfer	84	—	84	—
Deferred revenues and other liabilities	2	1	2	(8)
Other	(7)	(3)	(9)	(4)
EBITDA	315	289	600	544
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	38	29	73	55
Expenses indemnified or prefunded by Phillips 66	—	1	—	1
Transaction costs associated with acquisitions	—	—	1	—
Gain from equity interest transfer	(84)	—	(84)	—
Adjusted EBITDA	269	319	590	600
Plus:
Deferred revenue impacts*†	5	(4)	7	(4)
Less:
Equity affiliate distributions less than (more than) proportional EBITDA	(10)	13	(9)	22
Maintenance capital expenditures†	28	12	43	21
Net interest expense	29	26	57	53
Preferred unit distributions	9	9	19	19
Income taxes paid	—	1	—	1
Distributable cash flow	$218	254	487	480
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues decreased $22 million, or 8%, and decreased $57 million, or 10%, in the second quarter and six-month period of 2020, respectively. The decrease in the second quarter was primarily attributable to lower volumes on wholly owned assets. The decrease in the six-month period was primarily attributable to the recognition of deferred revenues related to turnaround activity at Merey Sweeny LLC (Merey Sweeny) in the first quarter of 2019, as well as lower volumes.

Equity in earnings of affiliates decreased $33 million, or 24%, and decreased $16 million, or 6%, in the second quarter and six-month period of 2020, respectively. The decreases in both periods were attributable to lower earnings primarily due to decreased volumes. These lower earnings were partially offset by an increase in earnings from Gray Oak Pipeline, LLC, as the pipeline commenced full operations during the second quarter of 2020. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Gain on equity interest transfer reflects the second-quarter 2020 gain recognition related to a co-venturer’s prior-year acquisition of a 35% interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Operating and maintenance expenses decreased by $52 million, or 23%, in the six-month period of 2020. The decrease was primarily due to turnaround activity at Merey Sweeny in 2019.

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

Operating Activities
We generated $489 million in cash from operations during the first six months of 2020, an improvement over cash from operations of $481 million for the corresponding period of 2019. The improvement was primarily driven by lower deferred revenue impacts and lower operating and maintenance expenses, partly offset by lower operating distributions from equity affiliates.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first six months of 2020, cash from operations included distributions of $249 million from our equity affiliates, compared with $259 million during the same period of 2019. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distribution payments by these and other equity affiliates are not assured.

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. We did not issue any common units under our ATM programs during the three months ended June 30, 2020. For the six months ended June 30, 2020, on a settlement date basis, we issued an aggregate of 40,570 common units under our ATM programs, generating net proceeds of $2 million. For the three and six months ended June 30, 2019, we issued an aggregate of 212,336 and 834,368 common units under our ATM programs, respectively, generating net proceeds of $10 million and $42 million, respectively. Since inception in June 2016 through June 30, 2020, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
At June 30, 2020, borrowings of $215 million were outstanding and $3 million in letters of credit had been drawn under our $750 million revolving credit facility.

Transfer of Equity Interest
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. We have a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet. In addition, the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of income for the three and six months ended June 30, 2020. For the six months ended June 30, 2020, the co-venturer contributed an aggregate of $61 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. Excluding the co-venturer’s 35% interest in the consolidated holding company, we have an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC.

Off-Balance Sheet Arrangements

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of unsecured senior notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At June 30, 2020, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS), and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. On July 6, 2020, the court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil by August 5, 2020, and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order. On July 14, 2020, an appeals court granted a temporary stay of the lower court’s order directing the pipeline to be shut down and emptied of crude oil. The appeals court has not yet ruled on the motion for a stay during the appeals process. In addition to the potential obligations under the CECU, if the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be asked to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC has a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility are due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder. At June 30, 2020, the term loan facility was fully utilized by Gray Oak Pipeline, LLC and our 42.25% proportionate exposure under the equity contribution agreement was $583 million.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Six Months Ended June 30
	2020	2019
Capital expenditures and investments
Capital expenditures and investments	$611	746
Capital expenditures and investments funded by certain joint venture partners*	(61)	(422)
Adjusted capital spending	$550	324

Expansion	$507	297
Maintenance	43	27
*See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Our capital expenditures and investments for the first six months of 2020 were primarily associated with the following activities:

•Contributions to Gray Oak Pipeline, LLC to complete construction of the pipeline system.

•Contributions to Liberty Pipeline LLC for its committed purchases.

•Construction activities related to a new ethane pipeline from the Clemens Caverns to petrochemical facilities in Gregory, Texas, near Corpus Christi.

•Contributions to South Texas Gateway Terminal for construction activities related to the marine export terminal that will connect to the Gray Oak Pipeline in Corpus Christi, Texas.

•Construction activities related to increasing capacity on the Sweeny to Pasadena refined petroleum products pipeline.

•Construction activities related to increasing storage capacity at Clemens Caverns.

•Spending associated with other return, reliability and maintenance projects.

Cash Distributions
On July 21, 2020, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit which, excluding distributions to holders of our preferred units, will result in a total distribution of $200 million attributable to the second quarter of 2020. This distribution is payable on August 13, 2020, to unitholders of record as of July 31, 2020.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit. Preferred unitholders will receive $9 million of distributions attributable to the second quarter of 2020. This distribution is payable on August 13, 2020, to preferred unitholders of record as of July 31, 2020.

Debt Repayment
On April 1, 2020, we repaid the $25 million tranche of tax-exempt bonds due April 2020. The two remaining tranches, totaling $50 million, mature in April 2021.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2020, and December 31, 2019, we did not have any material accrued contingent liabilities associated with litigation matters.

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

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. You can normally identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions, although the absence of these words does not mean that a statement is not forward-looking.

We based the forward-looking statements on our current expectations, estimates and projections about us, our operations, the operations of our joint ventures and the entities in which we own equity interests, as well as the industries in which we and they operate in general. We caution you these statements are not guarantees of future performance as they involve assumptions that, while made in good faith, may prove to be incorrect, and involve risks and uncertainties we cannot predict. In addition, we based many of these forward-looking statements on assumptions about future events that may prove to be inaccurate. Accordingly, our actual outcomes and results may differ materially from what we have expressed or forecast in the forward-looking statements. Any differences could result from a variety of factors, including the following:

•General domestic and international economic and political developments including: armed hostilities; expropriation of assets; changes in governmental policies relating to crude oil, refined petroleum products or NGL pricing, regulation or taxation; actions taken by the members of OPEC affecting the production and pricing of crude oil; and other political, economic or diplomatic developments, including those caused by public health issues, outbreaks of diseases and pandemics, including the COVID-19 pandemic.
•The continued ability of Phillips 66 to satisfy its obligations under our commercial and other agreements.
•Reductions in the volume of crude oil, refined petroleum products and NGL we transport, fractionate, process, terminal and store.
•Changes to the tariff rates with respect to volumes that we transport through our regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.
•Changes in revenue we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.
•Fluctuations in the prices and demand for crude oil, refined petroleum products and NGL.
•Changes in global economic conditions and the effects of a global economic downturn on the business of Phillips 66 and the business of its suppliers, customers, business partners and credit lenders.
•Potential liabilities associated with the risks and operational hazards inherent in transporting, fractionating, processing, terminaling and storing crude oil, refined petroleum products and NGL.
•Curtailment of operations due to severe weather disruption or natural disasters; riots, strikes, lockouts or other industrial disturbances; or failure of information technology systems due to various causes, including unauthorized access or attack.
•Accidents or other unscheduled shutdowns affecting our pipelines, processing, fractionating, terminaling, and storage facilities or equipment, or those of our suppliers or customers.
•The inability to obtain or maintain permits in a timely manner, if at all, including those necessary for capital projects, or the revocation or modification of existing permits.
•The inability to comply with government regulations or make capital expenditures required to maintain compliance.
•The failure to complete construction of announced and future capital projects in a timely manner and any cost overruns associated with such projects.
•Our ability to successfully execute our growth strategies, whether through organic growth or acquisitions.
•The operation, financing and distribution decisions of our joint ventures, which we may not control.
•Costs or liabilities associated with federal, state, and local laws and regulations relating to environmental protection and safety, including spills, releases and pipeline integrity.
•Costs associated with compliance with evolving environmental laws and regulations on climate change.
•Costs associated with compliance with safety regulations, including pipeline integrity management program testing and related repairs.
•Changes in the cost or availability of third-party vessels, pipelines, railcars and other means of delivering and transporting crude oil, refined petroleum products and NGL.
•Direct or indirect effects on our business resulting from actual or threatened terrorist incidents or acts of war.

•Our ability to comply with the terms of our credit facility, indebtedness and other financing arrangements, which, if accelerated, we may not be able to repay.
•Our ability to incur additional indebtedness or our ability to obtain financing on terms that we deem acceptable, including the refinancing of our current obligations; higher interest rates and costs of financing would increase our expenses.
•Changes in tax, environmental and other laws and regulations.
•The factors generally described in “Item 1A. Risk Factors” in our 2019 Annual Report on Form 10-K filed with the SEC on February 21, 2020, and in Item 1A. of Part II of this report.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2020, did not differ materially from that disclosed under Item 7A of our 2019 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2020, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A.  RISK FACTORS

Except as provided below, there were no material changes from the risk factors disclosed in Item 1A of our 2019 Annual Report on Form 10-K.

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

Item 6. EXHIBITS

Exhibit Number	Exhibit Description

10.1*
Contingent Equity Contribution Undertaking (Senior Notes), dated as of March 11, 2019, between Energy Transfer Operating, L.P., Phillips 66 Partners LP, Enbridge Inc., and MPLX LP, as Contributors, and Midwest Connector Capital Company LLC, as the Company, and U.S. Bank National Association, as trustee, in respect of the Senior Notes.

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

Date: July 31, 2020