Form 10-Q
period 2020-09-30
PHILLIPS 66 PARTNERS LP
filed 2020-10-30
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2020
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 228,340,146 common units outstanding as of September 30, 2020.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues and Other Income
Operating revenues—related parties	$256	262	750	814
Operating revenues—third parties	9	8	23	21
Equity in earnings of affiliates	129	139	369	395
Gain from equity interest transfer	—	—	84	—
Other income	—	2	2	5
Total revenues and other income	394	411	1,228	1,235

Costs and Expenses
Operating and maintenance expenses	85	91	257	315
Depreciation	35	30	96	88
General and administrative expenses	16	16	50	51
Taxes other than income taxes	9	10	30	30
Interest and debt expense	32	26	89	80
Other expenses	—	—	7	—
Total costs and expenses	177	173	529	564
Income before income taxes	217	238	699	671
Income tax expense	1	1	2	3
Net Income	216	237	697	668
Less: Net income attributable to noncontrolling interest	10	—	10	—
Net Income Attributable to the Partnership	206	237	687	668
Less: Preferred unitholders’ interest in net income attributable to the Partnership	10	9	29	28
Less: General partner’s interest in net income attributable to the Partnership	—	—	—	140
Limited Partners’ Interest in Net Income Attributable to the Partnership	$196	228	658	500

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$0.86	1.18	2.88	3.39
Common units—diluted	0.85	1.15	2.84	3.25

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	228,340	192,274	228,331	147,368
Common units—diluted	242,160	206,093	242,151	161,187
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Net Income	$216	237	697	668
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—	—	—
Other comprehensive income	—	—	—	—
Comprehensive Income	216	237	697	668
Less: Comprehensive income attributable to noncontrolling interest	10	—	10	—
Comprehensive Income Attributable to the Partnership	$206	237	687	668
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2020	December 31 2019
Assets
Cash and cash equivalents	$2	286
Accounts receivable—related parties	85	101
Accounts receivable—third parties	3	4
Materials and supplies	14	13
Prepaid expenses and other current assets	7	10
Total current assets	111	414
Equity investments	3,373	2,961
Net properties, plants and equipment	3,575	3,349
Goodwill	185	185
Other assets	50	52
Total Assets	$7,294	6,961

Liabilities
Accounts payable—related parties	$17	19
Accounts payable—third parties	104	84
Accrued interest	39	42
Deferred revenues	22	16
Short-term debt	340	25
Accrued property and other taxes	28	10
Other current liabilities	3	3
Total current liabilities	553	199
Long-term debt	3,443	3,491
Obligation from equity interest transfer	—	343
Other liabilities	91	94
Total Liabilities	4,087	4,127

Equity
Preferred unitholders (2020 and 2019—13,819,791 units issued and outstanding)	747	746
Common unitholders—public (2020—58,580,009 units issued and outstanding; 2019—58,539,439 units issued and outstanding)	2,734	2,717
Common unitholder—Phillips 66 (2020 and 2019—169,760,137 units issued and outstanding)	(578)	(628)
Accumulated other comprehensive loss	(1)	(1)
Total unitholders’ equity	2,902	2,834
Noncontrolling interest	305	—
Total Equity	3,207	2,834
Total Liabilities and Equity	$7,294	6,961
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2020	2019
Cash Flows From Operating Activities
Net income	$697	668
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	96	88
Undistributed equity earnings	9	7
Gain from equity interest transfer	(84)	—
Other	7	8
Working capital adjustments
Accounts receivable	17	(7)
Materials and supplies	(1)	—
Prepaid expenses and other current assets	3	15
Accounts payable	20	7
Accrued interest	(3)	(3)
Deferred revenues	6	(44)
Other accruals	18	18
Net Cash Provided by Operating Activities	785	757

Cash Flows From Investing Activities
Cash capital expenditures and investments	(796)	(924)
Advances/loans—related party	—	(95)
Collection of advances/loans—related party	—	95
Liberty acquisition	(75)	—
Return of investment from equity affiliates	124	52
Proceeds from sale of equity interest	—	81
Net Cash Used in Investing Activities	(747)	(791)

Cash Flows From Financing Activities
Issuance of debt	290	1,758
Repayment of debt	(25)	(985)
Issuance of common units	2	133
Debt issuance costs	—	(6)
Quarterly distributions to preferred unitholders	(28)	(28)
Quarterly distributions to common unitholders—public	(153)	(142)
Quarterly distributions to common unitholder—Phillips 66	(446)	(174)
Quarterly distributions to General Partner—Phillips 66	—	(206)
Net proceeds from equity interest transfer	40	341
Proceeds from noncontrolling interest	3	—
Distributions to noncontrolling interest	(13)	—
Other distributions from (to) Phillips 66	8	(3)
Net Cash Provided by (Used in) Financing Activities	(322)	688

Net Change in Cash and Cash Equivalents	(284)	654
Cash and cash equivalents at beginning of period	286	1
Cash and Cash Equivalents at End of Period	$2	655
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

June 30, 2020	$746	2,735	(572)	—	(1)	305	3,213
Net income	10	50	146	—	—	10	216
Quarterly cash distributions to unitholders ($0.875 per common unit)	(9)	(51)	(149)	—	—	—	(209)
Proceeds from noncontrolling interest	—	—	—	—	—	3	3
Distributions to noncontrolling interest	—	—	—	—	—	(13)	(13)
Other distributions to Phillips 66	—	—	(3)	—	—	—	(3)
September 30, 2020	$747	2,734	(578)	—	(1)	305	3,207

June 30, 2019	$746	2,555	626	(1,310)	(1)	—	2,616
Issuance of common units	—	91	—	—	—	—	91
Net income	9	67	161	—	—	—	237
Quarterly cash distributions to unitholders and General Partner ($0.855 per common unit)	(9)	(49)	(58)	(70)	—	—	(186)
Conversion of GP economic interest	—	—	(1,384)	1,381	—	—	(3)
Other distributions to Phillips 66	—	—	—	(1)	—	—	(1)
September 30, 2019	$746	2,664	(655)	—	(1)	—	2,754

	Units
	Three Months Ended September 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

June 30, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937
Units issued in public equity offerings	—	—	—	—	—
September 30, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937

June 30, 2019	13,819,791	56,178,286	68,760,137	2,480,051	141,238,265
Units issued in public equity offerings	—	1,635,669	—	—	1,635,669
Units issued in conversion of GP economic interest	—	—	101,000,000	(2,480,051)	98,519,949
September 30, 2019	13,819,791	57,813,955	169,760,137	—	241,393,883
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

December 31, 2019	$746	2,717	(628)	—	(1)	—	2,834
Issuance of common units	—	2	—	—	—	—	2
Net income	29	168	490	—	—	10	697
Quarterly cash distributions to unitholders ($2.625 per common unit)	(28)	(153)	(446)	—	—	—	(627)
Transfer of equity interest	—	—	—	—	—	305	305
Proceeds from noncontrolling interest	—	—	—	—	—	3	3
Distributions to noncontrolling interest	—	—	—	—	—	(13)	(13)
Other contributions from Phillips 66	—	—	6	—	—	—	6
September 30, 2020	$747	2,734	(578)	—	(1)	305	3,207

December 31, 2018	$746	2,485	592	(1,313)	(1)	—	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	—	(1)
Issuance of common units	—	133	—	—	—	—	133
Net income	28	189	311	140	—	—	668
Quarterly cash distributions to unitholders and General Partner ($2.535 per common unit)	(28)	(142)	(174)	(206)	—	—	(550)
Conversion of GP economic interest	—	—	(1,384)	1,381	—	—	(3)
Other distributions to Phillips 66	—	—	—	(2)	—	—	(2)
September 30, 2019	$746	2,664	(655)	—	(1)	—	2,754

	Units
	Nine Months Ended September 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2019	13,819,791	58,539,439	169,760,137	—	242,119,367
Units issued in public equity offerings	—	40,570	—	—	40,570
September 30, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937

December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	2,470,037	—	—	2,470,037
Units issued in conversion of GP economic interest	—	—	101,000,000	(2,480,051)	98,519,949
September 30, 2019	13,819,791	57,813,955	169,760,137	—	241,393,883
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

Note 1—Description of the Business
Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries. References to Phillips 66 may refer to Phillips 66 and/or its subsidiaries, depending on the context. References to our “General Partner” or “GP” refer to Phillips 66 Partners GP LLC, and references to “Phillips 66 PDI” refer to Phillips 66 Project Development Inc., the Phillips 66 subsidiary that holds a limited partner interest in us and wholly owns our General Partner.

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

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2019 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2020, are not necessarily indicative of the results to be expected for the full year.

The Coronavirus Disease 2019 (COVID-19) pandemic continues to result in economic disruption globally. Reduced demand for petroleum products has resulted in decreased volumes through logistics infrastructure. The depth and duration of the economic consequences of the COVID-19 pandemic remain unknown. We continue to assess our long-lived assets and equity investments for impairment in this challenging business environment. Impairments may be required in the future if there is a further deterioration in our projected cash flows.

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

Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Pipelines	$117	121	325	347
Terminals	36	41	112	120
Storage, processing and other revenues	112	108	336	368
Total operating revenues	$265	270	773	835

The majority of our agreements with Phillips 66 are considered operating leases under GAAP. The classification of a lease as either an operating or a financing lease requires judgment in assessing the contract’s lease and service components and in determining the asset’s fair value. We have elected to account for lease and service elements of contracts classified as leases on a combined basis, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continue to separate the lease and service elements based on relative standalone prices and apply the lease standard to the lease element and the revenue standard to the service element.
Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Lease revenues	$209	217	622	688
Service revenues	56	53	151	147
Total operating revenues	$265	270	773	835

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	September 30 2020	December 31 2019

Lease receivables	$69	87
Service receivables	19	18
Total accounts receivable	$88	105

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
Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	September 30 2020	December 31 2019

Deferred lease revenues	$41	41
Deferred service revenues	3	1
Total deferred revenues	$44	42

Future Minimum Lease Payments from Customers
At September 30, 2020, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

Remainder of 2020	$178
2021	706
2022	694
2023	648
2024	526
Remaining years	1,389
Total future minimum lease payments from customers	$4,141

Remaining Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 10 years. These contracts include both fixed and variable transaction price components. At September 30, 2020, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2020	$39
2021	152
2022	151
2023	151
2024	132
Remaining years	756
Total future service revenues	$1,381

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 4—Equity Investments

The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	September 30 2020	December 31 2019

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$578	592
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	292	294
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	586	595
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	215	215
Explorer Pipeline Company (Explorer)	21.94	98	105
Gray Oak Pipeline, LLC	65.00	896	759
Liberty Pipeline LLC (Liberty)	50.00	239	—
Paradigm Pipeline LLC (Paradigm)	50.00	141	143
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	66	70
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	152	74
STACK Pipeline LLC (STACK)	50.00	110	114
Total equity investments		$3,373	2,961

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Bakken Pipeline	$37	58	124	167
Bayou Bridge	6	9	23	21
Sand Hills	33	39	111	113
Southern Hills	11	10	32	34
Explorer	6	12	17	26
Gray Oak Pipeline, LLC	30	(2)	49	(2)
Liberty	—	—	—	—
Paradigm	4	4	10	10
Phillips 66 Partners Terminal	(1)	6	(2)	18
South Texas Gateway Terminal	2	—	2	—
STACK	1	3	3	8
Total equity in earnings of affiliates	$129	139	369	395

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At September 30, 2020, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the trial court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS), and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. On July 6, 2020, the trial court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil within 30 days, and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order, which was granted. The case is now on an expedited appellate track and oral arguments regarding whether the pipeline easement is valid and whether the USACE must prepare an EIS are set for early November 2020, with a decision expected in late 2020 or early 2021. In addition to the proceedings in the appellate court, the trial court has been asked to issue an injunction to shut down the pipeline until the USACE completes the EIS, which could be ruled on as early as late December 2020. If the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be asked to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

Summarized financial information for 100% of Dakota Access is as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Revenues	$196	258	623	748
Income before income taxes	121	189	401	527
Net income	121	189	401	527

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. We have a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of income. For the nine months ended September 30, 2020, the co-venturer contributed an aggregate of $64 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. We have an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC, after considering our co-venturer’s 35% interest in the consolidated holding company.

In September 2020, Gray Oak Pipeline, LLC closed its offering of $1.4 billion aggregate principal amount of senior unsecured notes with maturities ranging from 2023 to 2027. These senior notes are not guaranteed by the Partnership or any of its co-venturers. Net proceeds from the offering were used to repay a third-party term loan of $1,379 million, and for general company purposes. Concurrent with the full repayment of the third-party term loan facility, the associated guarantee we issued through an equity contribution agreement was terminated.

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

Liberty
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for $75 million. The purchase price reflected the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. The transaction was funded through a combination of cash on hand and our revolving credit facility, and closed on March 2, 2020. Liberty was formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. On March 24, 2020, we and our co-venturer announced we are deferring the development and construction of the Liberty Pipeline system as a result of the current challenging business environment.

Liberty is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Liberty that most significantly impact economic performance. At September 30, 2020, our maximum exposure to loss was $239 million, which represented the aggregate book value of our equity investment in Liberty. At September 30, 2020, Phillips 66 had an outstanding guarantee of $13 million to vendors for our proportionate share of the payment of certain purchase obligations of Liberty.

Note 5—Net Income Per Limited Partner Unit

Net income per limited partner unit applicable to common units is computed by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. Prior to August 1, 2019, we had more than one class of participating securities and used the two-class method to calculate net income per unit applicable to the limited partners. The classes of participating securities prior to August 1, 2019, included common units, general partner units and incentive distribution rights (IDRs). Effective August 1, 2019, common units are the only participating securities. For the three and nine months ended September 30, 2020 and 2019, our preferred units are potentially dilutive securities and were dilutive to net income per limited partner unit.

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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Net income attributable to the Partnership	$206	237	687	668
Less:
General partners’ distributions declared (including IDRs)*	—	—	—	139
Limited partners’ distributions declared on preferred units*	10	9	29	28
Limited partners’ distributions declared on common units*	200	197	599	409
Distributions less than (more than) net income attributable to the Partnership	$(4)	31	59	92
*Distributions declared are attributable to the indicated periods.

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended September 30, 2020
Net income attributable to the Partnership (millions):
Distributions declared	$200	10	210
Distributions more than net income attributable to the Partnership	(4)	—	(4)
Net income attributable to the Partnership (basic)	196	10	206
Dilutive effect of preferred units	10
Net income attributable to the Partnership (diluted)	$206

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,159,937

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$0.86
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	0.85

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended September 30, 2019
Net income attributable to the Partnership (millions):
Distributions declared	$197	9	206
Distributions less than net income attributable to the Partnership	31	—	31
Net income attributable to the Partnership (basic)	228	9	237
Dilutive effect of preferred units	9
Net income attributable to the Partnership (diluted)	$237

Weighted-average units outstanding—basic	192,273,672
Dilutive effect of preferred units	13,819,792
Weighted-average units outstanding—diluted	206,093,464

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$1.18
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	1.15

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Nine Months Ended September 30, 2020
Net income attributable to the Partnership (millions):
Distributions declared	$599	29	628
Distributions less than net income attributable to the Partnership	59	—	59
Net income attributable to the Partnership (basic)	658	29	687
Dilutive effect of preferred units	29
Net income attributable to the Partnership (diluted)	$687

Weighted-average units outstanding—basic	228,330,885
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,150,676

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$2.88
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	2.84

	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Nine Months Ended September 30, 2019
Net income attributable to the Partnership (millions):
Distributions declared	$409	139	28	576
Distributions less than net income attributable to the Partnership	91	1	—	92
Net income attributable to the Partnership (basic)	500	140	28	668
Dilutive effect of preferred units*	23
Net income attributable to the Partnership (diluted)	$523

Weighted-average units outstanding—basic	147,367,681
Dilutive effect of preferred units*	13,819,791
Weighted-average units outstanding—diluted	161,187,472

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$3.39
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	3.25
*The dilutive effect of preferred units assumes the reallocation of net income attributable to the partnership to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

On October 20, 2020, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which will result in a total distribution of $200 million attributable to the third quarter of 2020. This distribution is payable on November 13, 2020, to common unitholders of record as of October 30, 2020.

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2020	December 31 2019

Land	$19	19
Buildings and improvements	95	94
Pipelines and related assets*	1,522	1,424
Terminals and related assets*	840	741
Rail racks and related assets*	137	137
Processing and related assets*	1,058	1,041
Caverns and related assets*	742	585
Construction-in-progress	312	367
Gross PP&E	4,725	4,408
Accumulated depreciation	(1,150)	(1,059)
Net PP&E	$3,575	3,349
*Assets for which we are the lessor.

Note 7—Debt

	Millions of Dollars
	September 30 2020	December 31 2019

2.450% Senior Notes due December 2024	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2020 and April 2021 at 0.535% and 1.85% at September 30, 2020, and December 31, 2019, respectively	50	75
Revolving credit facility borrowings due October 2020 at 1.401%	290	—
Debt at face value	3,815	3,550
Net unamortized discounts and debt issuance costs	(32)	(34)
Total debt	3,783	3,516
Short-term debt	(340)	(25)
Long-term debt	$3,443	3,491

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified as Level 2 of the fair value hierarchy. The fair value of our fixed-rate debt was $3,567 million and $3,650 million at September 30, 2020, and December 31, 2019, respectively. The fair value of our floating-rate debt approximated carrying value of $340 million and $75 million at September 30, 2020, and December 31, 2019, respectively.

At September 30, 2020, borrowings of $290 million were outstanding and $3 million in letters of credit had been drawn under our $750 million revolving credit facility.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2020, and December 31, 2019, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 9—Equity

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. We did not issue any common units under the current ATM program during the three months ended September 30, 2020. For the nine months ended September 30, 2020, on a settlement date basis, we issued an aggregate of 40,570 common units, generating net proceeds of $2 million. For the three and nine months ended September 30, 2019, we issued an aggregate of 1,635,669 and 2,470,037 common units, respectively, generating net proceeds of $91 million and $133 million, respectively. Since inception in June 2016 through September 30, 2020, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Restructuring Transaction
On August 1, 2019, we closed on the transactions contemplated by the Partnership Interests Restructuring Agreement, dated July 24, 2019, entered into with our General Partner. Pursuant to this agreement, all of the outstanding IDRs held by our General Partner were eliminated and its approximately 2% general partner interest in us was converted into a non-economic general partner interest; both in exchange for an aggregate of 101 million common units issued to Phillips 66 PDI. Because these transactions were between entities under common control, the common units issued to Phillips 66 PDI were not assigned any value; rather, our General Partner’s negative equity balance of $1.4 billion at August 1, 2019, was transferred to Phillips 66’s limited partner equity account.

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

Related Party Transactions
Significant related party transactions included in our costs and expenses were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019

Operating and maintenance expenses	$46	48	136	203
General and administrative expenses	15	14	46	47

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	September 30 2020	December 31 2019

Prepaid expenses and other current assets	$4	7
Other assets	48	44
Deferred revenues	22	16
Other current liabilities	1	1
Other liabilities	66	70

Equity Affiliate Arrangements
In March 2019, we and our co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 4—Equity Investments, for additional information.

In September 2020, concurrent with the full repayment of a third-party term loan facility by Gray Oak Pipeline, LLC, the associated guarantee we issued through an equity contribution agreement was terminated. See Note 4—Equity Investments, for additional information.

Note 11—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Nine Months Ended September 30
	2020	2019

Cash capital expenditures and investments	$796	924
Change in capital expenditure accruals	(1)	(17)
Total capital expenditures and investments	$795	907

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

Adjusted EBITDA is EBITDA attributable to the Partnership after deducting the adjusted EBITDA attributable to noncontrolling interest, further adjusted for:

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

The Coronavirus Disease 2019 (COVID-19) pandemic continues to result in economic disruption globally. Actions taken by governments to prevent the spread of the disease have included travel and business restrictions, which have resulted in substantial decreases in the demand for crude oil and many refined petroleum products, particularly gasoline and jet fuel. The lack of demand for petroleum products has resulted in low crude oil prices and refining margins. As a result, crude oil producers have shut in high cost production and refiners have reduced crude oil processing rates. These actions have reduced throughput volumes on both our and our joint ventures’ assets.

The near-term outlook for petroleum product demand remains highly uncertain, and margins and volumes remain challenged. Our customers, including Phillips 66, may continue to experience adverse economic effects in the near term as the depth and duration of the economic consequences of the COVID-19 pandemic remain unknown. We continue to assess our long-lived assets and equity investments for impairment in this challenging business environment. Impairments may be required in the future if there is a further deterioration in our projected cash flows.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2020, is based on a comparison with the corresponding periods of 2019.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Revenues and Other Income
Operating revenues—related parties	$256	262	750	814
Operating revenues—third parties	9	8	23	21
Equity in earnings of affiliates	129	139	369	395
Gain from equity interest transfer	—	—	84	—
Other income	—	2	2	5
Total revenues and other income	394	411	1,228	1,235

Costs and Expenses
Operating and maintenance expenses	85	91	257	315
Depreciation	35	30	96	88
General and administrative expenses	16	16	50	51
Taxes other than income taxes	9	10	30	30
Interest and debt expense	32	26	89	80
Other expenses	—	—	7	—
Total costs and expenses	177	173	529	564
Income before income taxes	217	238	699	671
Income tax expense	1	1	2	3
Net Income	216	237	697	668
Less: Net income attributable to noncontrolling interest	10	—	10	—
Net Income Attributable to the Partnership	206	237	687	668
Less: Preferred unitholders’ interest in net income attributable to the Partnership	10	9	29	28
Less: General partner’s interest in net income attributable to the Partnership	—	—	—	140
Limited Partners’ Interest in Net Income Attributable to the Partnership	$196	228	658	500

Net Cash Provided by Operating Activities	$296	276	785	757

Adjusted EBITDA	$313	323	903	923

Distributable Cash Flow	$243	255	730	735

	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$117	121	325	347
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	867	998	871	986
Refined petroleum products and NGL	907	990	866	918
Total	1,774	1,988	1,737	1,904

Average pipeline revenue per barrel (dollars)	$0.71	0.66	0.68	0.67

Terminals
Terminal revenues (millions of dollars)	$36	41	112	120
Terminal throughput (thousands of barrels daily)
Crude oil(2)	296	493	378	473
Refined petroleum products	700	819	713	788
Total	996	1,312	1,091	1,261

Average terminaling revenue per barrel (dollars)	$0.39	0.33	0.37	0.34

Storage, processing and other revenues (millions of dollars)	$112	108	336	368
Total Operating Revenues (millions of dollars)	$265	270	773	835

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	1,142	786	975	749
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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Reconciliation to Net Income Attributable to the Partnership
Net Income Attributable to the Partnership	$206	237	687	668
Plus:
Net income attributable to noncontrolling interest	10	—	10	—
Net Income	216	237	697	668
Plus:
Depreciation	35	30	96	88
Net interest expense	31	25	88	78
Income tax expense	1	1	2	3
EBITDA	283	293	883	837
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	45	30	118	85
Expenses indemnified or prefunded by Phillips 66	1	—	1	1
Transaction costs associated with acquisitions	—	—	1	—
Less:
Gain from equity interest transfer	—	—	84	—
Adjusted EBITDA attributable to noncontrolling interest	16	—	16	—
Adjusted EBITDA	313	323	903	923
Plus:
Deferred revenue impacts*†	(3)	—	4	(4)
Less:
Equity affiliate distributions less than (more than) proportional EBITDA	4	9	(5)	31
Maintenance capital expenditures†	21	25	64	46
Net interest expense	31	25	88	78
Preferred unit distributions	10	9	29	28
Income taxes paid	1	—	1	1
Distributable Cash Flow	$243	255	730	735
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2020	2019	2020	2019
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$296	276	785	757
Plus:
Net interest expense	31	25	88	78
Income tax expense	1	1	2	3
Changes in working capital	(45)	(9)	(60)	14
Undistributed equity earnings	—	(4)	(9)	(7)
Gain from equity interest transfer	—	—	84	—
Deferred revenues and other liabilities	1	2	3	(6)
Other	(1)	2	(10)	(2)
EBITDA	283	293	883	837
Plus:
Proportional share of equity affiliates’ net interest, taxes and depreciation and amortization	45	30	118	85
Expenses indemnified or prefunded by Phillips 66	1	—	1	1
Transaction costs associated with acquisitions	—	—	1	—
Less:
Gain from equity interest transfer	—	—	84	—
Adjusted EBITDA attributable to noncontrolling interest	16	—	16	—
Adjusted EBITDA	313	323	903	923
Plus:
Deferred revenue impacts*†	(3)	—	4	(4)
Less:
Equity affiliate distributions less than (more than) proportional EBITDA	4	9	(5)	31
Maintenance capital expenditures†	21	25	64	46
Net interest expense	31	25	88	78
Preferred unit distributions	10	9	29	28
Income taxes paid	1	—	1	1
Distributable Cash Flow	$243	255	730	735
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues decreased $62 million, or 7%, in the nine-month period of 2020. The decrease was primarily attributable to the recognition of deferred revenues related to turnaround activity at Merey Sweeny LLC (Merey Sweeny) in the first quarter of 2019, as well as lower volumes, partially offset by increased rates.

Equity in earnings of affiliates decreased $10 million, or 7%, and decreased $26 million, or 7%, in the third quarter and nine-month period of 2020, respectively. The decreases in both periods were primarily due to decreased volumes, partially offset by an increase in equity earnings from Gray Oak Pipeline, LLC, which commenced full operations during the second quarter of 2020. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Gain on equity interest transfer reflects the second-quarter 2020 gain recognition related to a co-venturer’s prior-year acquisition of a 35% interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Operating and maintenance expenses decreased $58 million, or 18%, in the nine-month period of 2020. The decrease was primarily due to turnaround activity at Merey Sweeny in 2019.

Depreciation increased $5 million, or 17%, and increased $8 million, or 9%, in the third quarter and nine-month period of 2020, respectively. The increases in both periods were attributable to additional assets placed in operation, including the isomerization unit at the Phillips 66 Lake Charles Refinery and additional storage capacity at Clemens Caverns.

Interest and debt expense increased $6 million, or 23%, and increased $9 million, or 11%, in the third quarter and nine-month period of 2020, respectively. The increases in both periods were attributable to lower capitalized interest and increased borrowings on our revolving credit facility.

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

Operating Activities
We generated $785 million in cash from operations during the first nine months of 2020, an improvement of $28 million compared with the corresponding period of 2019. The improvement was primarily driven by lower operating and maintenance expenses, partly offset by lower operating distributions from equity affiliates.

Equity Affiliate Operating Distributions
Our operating cash flows are also impacted by distribution decisions made by our equity affiliates. During the first nine months of 2020, cash from operations included distributions of $378 million from our equity affiliates, compared with $402 million during the same period of 2019. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distributions are not assured.

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. We did not issue any common units under the current ATM program during the three months ended September 30, 2020. For the nine months ended September 30, 2020, on a settlement date basis, we issued an aggregate of 40,570 common units, generating net proceeds of $2 million. For the three and nine months ended September 30, 2019, we issued an aggregate of 1,635,669 and 2,470,037 common units, respectively, generating net proceeds of $91 million and $133 million, respectively. Since inception in June 2016 through September 30, 2020, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
At September 30, 2020, borrowings of $290 million were outstanding and $3 million in letters of credit had been drawn under our $750 million revolving credit facility.

Transfer of Equity Interest
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi and the Sweeny area, including the Phillips 66 Sweeny Refinery, as well as access to the Houston market. We have a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC. In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of income. For the nine months ended September 30, 2020, the co-venturer contributed an aggregate of $64 million to the holding company to fund its portion of Gray Oak Pipeline, LLC’s cash calls. We have an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC, after considering our co-venturer’s 35% interest in the consolidated holding company.

Off-Balance Sheet Arrangements

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At September 30, 2020, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the trial court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS), and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. On July 6, 2020, the trial court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil within 30 days, and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order, which was granted. The case is now on an expedited appellate track and oral arguments regarding whether the pipeline easement is valid and whether the USACE must prepare an EIS are set for early November 2020, with a decision expected in late 2020 or early 2021. In addition to the proceedings in the appellate court, the trial court has been asked to issue an injunction to shut down the pipeline until the USACE completes the EIS, which could be ruled on as early as late December 2020. If the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be asked to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC had a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest. Borrowings under the facility were due on June 3, 2022. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder. In September 2020, Gray Oak Pipeline, LLC fully repaid the outstanding balance of the term loan facility and the associated guarantee we issued through an equity contribution agreement was terminated.

Capital Requirements

Liberty Acquisition
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for $75 million. The purchase price reflected the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. The transaction was funded through a combination of cash on hand and our revolving credit facility, and closed on March 2, 2020. Liberty Pipeline LLC was formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. On March 24, 2020, we and our co-venturer announced we are deferring the development and construction of the Liberty Pipeline system as a result of the current challenging business environment.

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

Our capital expenditures and investments represent the total spending for our capital requirements. Our adjusted capital spending is a non-GAAP financial measure that demonstrates our net share of capital spending, and reflects an adjustment for the portion of consolidated capital spending funded by certain joint venture partners. Additionally, the disaggregation of adjusted capital spending between expansion and maintenance is not a distinction recognized under GAAP. We disaggregate adjusted capital spending because our partnership agreement requires that we treat expansion and maintenance capital differently for operating and capital surplus determinations. Further, we generally fund expansion capital spending with both operating and financing cash flows and fund maintenance capital spending with operating cash flows.

Our capital expenditures and investments were:

	Millions of Dollars
	Nine Months Ended September 30
	2020	2019
Capital Expenditures and Investments
Capital expenditures and investments	$795	907
Capital expenditures and investments funded by certain joint venture partners*	(64)	(422)
Adjusted Capital Spending	$731	485

Expansion	$667	433
Maintenance	64	52
*See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Our capital expenditures and investments for the first nine months of 2020 were primarily associated with the following activities:

•Contributions to Gray Oak Pipeline, LLC to complete construction of the pipeline system.

•Contributions to Liberty Pipeline LLC for its previous commitments related to the development and construction of the crude oil pipeline system.

•Construction activities related to a new ethane pipeline from the Clemens Caverns to petrochemical facilities in Gregory, Texas, near Corpus Christi.

•Contributions to South Texas Gateway Terminal for construction activities related to the marine export terminal that connects to the Gray Oak Pipeline in Corpus Christi, Texas.

•Completion of construction activities related to increasing capacity on the Sweeny to Pasadena refined petroleum products pipeline.

•Completion of construction activities related to increasing storage capacity at Clemens Caverns.

•Spending associated with other return, reliability and maintenance projects.

2021 Capital Budget
We currently expect our 2021 capital budget to be approximately $300 million.

Cash Distributions
On October 20, 2020, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which will result in a total distribution of $200 million attributable to the third quarter of 2020. This distribution is payable on November 13, 2020, to common unitholders of record as of October 30, 2020.

The holders of our preferred units are entitled to receive cumulative quarterly distributions equal to $0.678375 per preferred unit. Preferred unitholders will receive $10 million of distributions attributable to the third quarter of 2020. This distribution is payable on November 13, 2020, to preferred unitholders of record as of October 30, 2020.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive a quarterly distribution equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2020, and December 31, 2019, we did not have any material accrued contingent liabilities associated with litigation matters.

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
•Reductions in the volume of crude oil, refined petroleum products and NGL we or our equity affiliates transport, fractionate, process, terminal and store.
•Changes to the tariff rates with respect to volumes transported through regulated assets, which rates are subject to review and possible adjustment by federal and state regulators.
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
•The continuing effects of the COVID-19 pandemic and its negative impact on the demand for crude oil and refined petroleum products, as well as the extent and duration of recovery of economies and the demand for crude oil and refined petroleum products after the pandemic subsides.
•Actions taken by OPEC and other countries impacting supply and demand and, correspondingly, commodity prices.
•Changes in governmental policies relating to crude oil, refined petroleum products or NGL pricing, regulation, taxation, or exports.
•Potential liabilities associated with the risks and operational hazards inherent in transporting, fractionating, processing, terminaling and storing crude oil, refined petroleum products and NGL.
•Curtailment of operations due to severe weather (including as a result of climate change) disruption or natural disasters; riots, strikes, lockouts or other industrial disturbances.
•Failure of information technology systems due to various causes, including unauthorized access or attack.
•Accidents or other unscheduled shutdowns affecting our pipelines, processing, fractionating, terminaling, and storage facilities or equipment, or those of our equity affiliates, suppliers or customers.
•Our, and our equity affiliates’, inability to obtain or maintain permits, in a timely manner or at all, and the possibility of the revocation or modification of such permits.
•The inability to comply with government regulations or make capital expenditures required to maintain compliance.
•The failure to complete construction of announced and future capital projects in a timely manner, cost overruns associated with such projects, and the ability to obtain or maintain permits necessary for such projects.
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
•General domestic and international economic and political developments including armed hostilities, expropriation of assets, and other political, economic or diplomatic developments, including those caused by public health issues and outbreaks of diseases and pandemics.
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
•The factors generally described in Item 1A. Risk Factors in our 2019 Annual Report on Form 10-K and in Item 1A.— Risk Factors of Part II in this Quarterly Report on Form 10-Q.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2020, did not differ materially from that disclosed under Item 7A of our 2019 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2020, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

In this section, we identify reportable legal proceedings attributable to the ownership or operation of our assets, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, for this reporting period. There are no new matters to report.

Item 1A.  RISK FACTORS

Except as provided below, there were no material changes from the risk factors disclosed in Item 1A of our 2019 Annual Report on Form 10-K.

The Coronavirus Disease 2019 (COVID-19) pandemic has materially adversely affected, and may continue to materially adversely affect, general economic, financial and business conditions, and could materially and adversely affect our business, financial condition, results of operations and cash flow. The impacts of COVID-19 also may have materially adverse effects on our equity affiliates as well as our customers, suppliers and other counterparties.

The COVID-19 pandemic has had, and is continuing to have, a negative impact on worldwide economic and commercial activity and financial markets. Responses of governmental authorities, companies and individuals to prevent the spread of COVID-19, including travel restrictions, business and school closures, and stay at home orders have significantly reduced global economic activity. The reduction in economic activity has resulted in substantial decreases in the demand for many refined petroleum products, which has led refiners to reduce crude oil processing rates and also to lower crude oil demand and prices. These events have negatively impacted the volumes of products we transport and terminal.

The extent to which COVID-19 will continue to negatively impact our business and operations, as well as the business and operations of our equity affiliates, as well as our customers, including Phillips 66, will depend on the severity, location and duration of the effects and spread of COVID-19, related impacts on overall economic activity, including the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

To the extent COVID-19 adversely affects our business, financial condition, results of operations and liquidity, or the business, financial condition, results of operation and liquidity of our equity affiliates, as well as our customers, including Phillips 66, suppliers or counterparties, it may also have the effect of heightening many of the other risks described under “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2019.

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

Date: October 30, 2020