Form 10-K
period 2020-12-31
PHILLIPS 66 PARTNERS LP
filed 2021-02-24
CIK 1572910

2020
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2020
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

	Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐
Smaller reporting company	☐	Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.						☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report.						☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).						☐	Yes	☒	No
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $36.04, was $2,104 million. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our General Partner, and Phillips 66 and its subsidiaries.
The registrant had 228,340,146 common units outstanding as of January 29, 2021.
Documents incorporated by reference:
None

PHILLIPS 66 PARTNERS LP

Unless otherwise stated or the context otherwise indicates, all references to “Phillips 66 Partners LP,” “the Partnership,” “us,” “our,” “we,” or similar expressions refer to Phillips 66 Partners LP, including its consolidated subsidiaries, and references to “Phillips 66” include its consolidated subsidiaries. This Annual Report on Form 10-K contains forward-looking statements including, without limitation, statements relating to our plans, strategies, objectives, expectations and intentions. The words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions often identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. The Partnership does not undertake to update, revise or correct any forward-looking information unless required to do so under the federal securities laws. Readers are cautioned that such forward-looking statements should be read in conjunction with the Partnership’s disclosures under the headings “Risk Factors” and “CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS.”

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP, headquartered in Houston, Texas, is a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 26, 2013, we completed our initial public offering, and our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. As of December 31, 2020, Phillips 66, through its wholly owned subsidiary Phillips 66 Project Development Inc. (Phillips 66 PDI), owned 169,760,137 common units, representing a 74% limited partner interest. The public owned 58,580,009 common units, representing a 26% limited partner interest. The public also owned 13,819,791 perpetual convertible preferred units.

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

Many of our assets are physically connected to, and integral to the operations of, Phillips 66’s wholly owned Alliance, Bayway, Billings, Ferndale, Lake Charles, Ponca City and Sweeny refineries and its jointly owned Borger and Wood River refineries. We have entered into long-term, fee-based commercial agreements with Phillips 66 to provide transportation, terminaling, storage, stevedoring, fractionation, processing and rail terminal services. Under these agreements, Phillips 66 commits to provide us with minimum transportation, throughput or storage volumes, or minimum monthly service fees. If Phillips 66 does not meet its minimum volume commitments, Phillips 66 pays us deficiency payments based on the calculations described in the agreements. We believe these agreements promote stable and predictable cash flows, and they are the source of a substantial portion of our revenue. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 14—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of all related party agreements.

Our operations are all conducted in the United States and comprise one reportable segment. See Item 8. Financial Statements and Supplementary Data, for financial information on our operations and assets.

2020 DEVELOPMENTS

During the second quarter of 2020, the Gray Oak Pipeline commenced full operations from West Texas and Eagle Ford to Texas Gulf Coast destinations, marking the completion of the project. We have a 42.25% effective ownership in the 900,000 barrels per day (BPD) pipeline.

We own a 25% interest in the South Texas Gateway Terminal, which connects to the Gray Oak Pipeline in Corpus Christi, Texas. The first dock of the marine export terminal began crude oil export operations in July 2020. The second dock commenced crude oil export operations in the fourth quarter of 2020. The completion of the second deepwater dock enables the berthing and loading of two vessels simultaneously with up to 800,000 BPD of throughput capacity. Storage capacity of 7.7 million barrels has been commissioned, and the final construction phase is expected to be completed in the first quarter of 2021. Upon completion, the marine export terminal will have storage capacity of 8.6 million barrels.

In the second quarter of 2020, we completed the expansion of storage capacity at Clemens Caverns, from 9 million barrels to 16.5 million barrels, in connection with the Phillips 66 project to add NGL fractionation capacity at the Sweeny Hub. The caverns expansion is backed by long-term commitments.

We continued construction of the C2G Pipeline, a 16 inch ethane pipeline that will connect our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi. The project is backed by long-term commitments and is expected to be completed in mid-2021.

In the third quarter of 2020, we completed the Sweeny to Pasadena Pipeline expansion project. The expansion adds 80,000 BPD of pipeline capacity, providing additional product offtake from the Sweeny refinery and adjacent NGL fractionators. In addition, product storage capacity at the Pasadena Terminal was increased by 300,000 barrels. The project is backed by long-term commitments.

The Liberty Pipeline joint venture was formed to transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. In February 2020, we acquired a 50% interest in the joint venture. In March 2020, we deferred the development and construction of the Liberty Pipeline system as a result of the challenging business environment.

We own a 25% interest in the Dakota Access Pipeline. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for information regarding recent developments.

SUMMARY OF ASSETS AND OPERATIONS
Pipeline Assets
The following table presents certain information regarding our pipeline assets as of December 31, 2020. Each system listed below has an associated commercial agreement with Phillips 66.

System Name	State of Origination/Terminus	Commodity Handled	Interest	Length (Miles)	Gross Capacity (MBD)	Associated Phillips 66 Refinery
Billings Crude System
Glacier	Montana	Crude Oil	79%	623	124	Billings
Billings Products System
Seminoe	Montana/Wyoming	Refined Petroleum Products	100	342	44	Billings
Borger Crude System
Line O	Oklahoma/Texas	Crude Oil	100	276	38	Borger
New Mexico Crude	New Mexico/Texas	Crude Oil	100	129	106	Borger
West Texas Crude	Texas	Crude Oil	100	699	140	Borger
Borger Products System
ATA Line	Texas/New Mexico	Refined Petroleum Products	50	293	34	Borger
Borger to Amarillo	Texas	Refined Petroleum Products	100	93	74	Borger
SAAL	Texas	Refined Petroleum Products	33	102	32	Borger
SAAL	Texas	Refined Petroleum Products	54	19	30	Borger
Clifton Ridge Crude System	Louisiana	Crude Oil	100	10	260	Lake Charles
Cross-Channel Connector Products System	Texas	Refined Petroleum Products	100	5	184	Sweeny
Eagle Ford Gathering System	Texas	Crude Oil	100	28	54	Sweeny
Gold Line Products System
Gold Line Pipeline	Texas/Illinois	Refined Petroleum Products	100	686	120	Borger/Ponca City
Paola Products Pipeline	Kansas	Refined Petroleum Products	100	106	120	Borger/Ponca City
Hartford Connector Products System
Hartford, Illinois to Explorer Pipeline	Illinois	Refined Petroleum Products	100	1	430	Wood River
Wood River Refinery to Hartford, Illinois	Illinois	Refined Petroleum Products	100	3	80	Wood River
Lake Charles Products Pipeline	Louisiana	Refined Petroleum Products	100	1	240	Lake Charles
Ponca Crude System
CushPo	Oklahoma	Crude Oil	100	62	130	Ponca City
North Texas Crude	Texas	Crude Oil	100	224	34	Ponca City
Oklahoma Crude	Texas/Oklahoma	Crude Oil	100	217	100	Ponca City
Ponca Products System
Brown Line	Oklahoma/Kansas	Natural Gas Liquids	100	76	26	Ponca City
Cherokee East	Oklahoma/Missouri	Refined Petroleum Products	100	287	59	Ponca City
Cherokee North	Oklahoma/Kansas	Refined Petroleum Products	100	29	55	Ponca City
Cherokee South	Oklahoma	Refined Petroleum Products	100	98	47	Ponca City
Medford	Oklahoma	Natural Gas Liquids	100	42	25	Ponca City
River Parish NGL System	Louisiana	Natural Gas Liquids	100	499	104	Alliance
Standish Pipeline	Oklahoma/Kansas	Refined Petroleum Products	100	92	77	Ponca City
Sweeny to Pasadena Products System	Texas	Refined Petroleum Products	100	120	335	Sweeny

The following table presents certain information regarding our equity investment pipeline assets as of December 31, 2020.

System Name	State of Origination/Terminus	Commodity Handled	Interest	Length (Miles)	Gross Capacity (MBD)
Bakken Pipeline	North Dakota/Texas	Crude Oil	25.00%	1,918	570
Bayou Bridge Pipeline	Texas/Louisiana	Crude Oil	40.00	213	480
Explorer Pipeline	Texas/Indiana	Refined Petroleum Products	21.94	1,830	660
Gray Oak Pipeline*	Texas	Crude Oil	42.25	845	900
Sacagawea Pipeline	North Dakota	Crude Oil	49.50	95	183
Sacagawea Gas Pipeline**	North Dakota	Natural Gas	49.50	24	0.18
Sand Hills Pipeline	New Mexico/Texas	Natural Gas Liquids	33.34	1,400	500
Southern Hills Pipeline	Kansas/Texas	Natural Gas Liquids	33.34	981	192
STACK Pipeline	Oklahoma	Crude Oil	50.00	149	250
*Interest reflects our proportionate share, excluding a noncontrolling interest held in a 65 percent-owned consolidated subsidiary. See the “Gray Oak Pipeline, LLC” section of Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for a discussion of the ownership structure.
**Natural Gas pipeline in billion cubic feet per day.

Terminal, Rail Rack and Storage Assets

The following table presents certain information regarding our wholly owned terminal, rail rack and storage assets as of December 31, 2020. Each asset listed below has an associated commercial agreement with Phillips 66.

Facility Name	Location	Commodity Handled	Gross Storage Capacity (MBbl)	Gross Loading Capacity (MBD)	Associated Phillips 66 Refinery
Bayway Products System
Linden	New Jersey	Refined Petroleum Products	360	95	Bayway
Tremley Point	New Jersey	Refined Petroleum Products	1,701	25	Bayway
Bayway Rail Rack	New Jersey	Crude Oil	N/A	75	Bayway
Billings Crude System
Buffalo Crude	Montana	Crude Oil	303	N/A	Billings
Billings Crude	Montana	Crude Oil	236	N/A	Billings
Cut Bank	Montana	Crude Oil	315	N/A	Billings
Billings Products System
Casper	Wyoming	Refined Petroleum Products	365	7	Billings
Sheridan	Wyoming	Refined Petroleum Products	94	6	Billings
Borger Crude System
Buxton Crude	Oklahoma	Crude Oil	400	N/A	Borger
Odessa Crude	Texas	Crude Oil	521	N/A	Borger
Borger Products System
Albuquerque Products	New Mexico	Refined Petroleum Products	274	20	Borger
Amarillo Products	Texas	Refined Petroleum Products	296	23	Borger
Lubbock Products	Texas	Refined Petroleum Products	182	18	Borger
Clemens Caverns	Texas	Natural Gas Liquids	16,500	N/A	N/A
Clifton Ridge Crude System
Clifton Ridge	Louisiana	Crude Oil	3,800	N/A	Lake Charles
Pecan Grove Storage	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	177	N/A	Lake Charles
Ferndale Rail Rack	Washington	Crude Oil	N/A	30	Ferndale
Gold Line Products System
East St. Louis	Illinois	Refined Petroleum Products	1,529	55	Borger/ Ponca City
Jefferson City	Missouri	Refined Petroleum Products	103	15	Borger/ Ponca City
Kansas City	Kansas	Refined Petroleum Products	1,410	50	Borger/ Ponca City
Paola	Kansas	Refined Petroleum Products	978	N/A	Borger/ Ponca City
Wichita North	Kansas	Refined Petroleum Products	769	20	Borger/ Ponca City
Hartford Connector Products System
Hartford	Illinois	Refined Petroleum Products	1,468	21	Wood River
Medford Spheres	Oklahoma	Natural Gas Liquids	70	N/A	Ponca City
Ponca Crude System
Cushing	Oklahoma	Crude Oil	275	N/A	Ponca City
Ponca City	Oklahoma	Crude Oil	1,229	N/A	Ponca City
Wichita Falls	Texas	Crude Oil	225	N/A	Ponca City
Ponca Products System
Glenpool	Oklahoma	Refined Petroleum Products	571	18	Ponca City
Mount Vernon Products	Missouri	Refined Petroleum Products	365	40	Ponca City
Mount Vernon NGL	Missouri	Natural Gas Liquids	105	16	Ponca City
Oklahoma City Products	Oklahoma	Refined Petroleum Products	345	42	Ponca City
Ponca City Products	Oklahoma	Refined Petroleum Products	71	22	Ponca City
Ponca City NGL	Oklahoma	Natural Gas Liquids	N/A	6	Ponca City
Wichita South	Kansas	Refined Petroleum Products	272	N/A	Ponca City
River Parish NGL System	Louisiana	Natural Gas Liquids	1,500	N/A	Alliance
Sweeny to Pasadena Products System
Pasadena	Texas	Refined Petroleum Products, Natural Gas Liquids	3,558	65	Sweeny

The following table presents certain information regarding our equity investment terminal, rail rack and storage assets as of December 31, 2020.

System Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Active Terminaling Capacity* (MBD)
Keene Terminal	North Dakota	Crude Oil	50%	503	N/A
Palermo Terminal	North Dakota	Crude Oil	70	235	100
South Texas Gateway Terminal	Texas	Crude Oil	25	7,700	N/A
*Active terminaling capacity represents the amount of railcar loading capacity currently available for use by our customers.

Marine Assets

The following table presents certain information regarding our wholly owned marine assets as of December 31, 2020. Each asset listed below has an associated commercial agreement with Phillips 66.

System Name	Location	Commodity Handled	Gross Loading Capacity (MBbl/h)*	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	Louisiana	Crude Oil, Refined Petroleum Products	50	Lake Charles
Pecan Grove Barge Dock	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	6	Lake Charles
Hartford Connector Products System
Hartford Barge Dock	Illinois	Refined Petroleum Products	3	Wood River
Bayway Products System
Tremley Point	New Jersey	Refined Petroleum Products	7	Bayway
*Marine capacity is in thousands of barrels per hour.

The following table presents certain information regarding our equity investment marine asset as of December 31, 2020.

System Name	Location	Commodity Handled	Interest	Gross Loading Capacity* (MBbl/h)
South Texas Gateway Terminal	Texas	Crude Oil	25%	33
*Marine capacity is in thousands of barrels per hour.

Processing Assets

The following table presents certain information regarding our other wholly owned assets as of December 31, 2020. Each asset listed below has an associated commercial agreement with Phillips 66.

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

Additionally, our crude oil pipelines could face competition from other crude oil pipeline companies, major integrated oil companies, and independent crude oil gathering and marketing companies.  Competition is based primarily on quality of customer service, competitive pricing and proximity to customers and market hubs.

RATES AND SAFETY REGULATIONS
Pipeline Rates
Our common carrier pipeline systems are subject to regulation by various federal, state and local agencies. The Federal Energy Regulatory Commission (FERC) regulates interstate transportation on our common carrier pipeline systems under the Interstate Commerce Act (ICA), the Energy Policy Act of 1992 (EPAct 1992) and the rules and regulations promulgated under those laws. FERC regulations require that rates for interstate service pipelines that transport crude oil and refined petroleum products (collectively referred to as “petroleum pipelines”) and certain other liquids be just and reasonable and must not be unduly discriminatory or confer any undue preference upon any shipper. FERC regulations also require interstate common carrier petroleum pipelines to file with FERC and publicly post tariffs stating their interstate transportation rates and terms and conditions of service. Under the ICA, FERC or interested persons may challenge existing or changed rates or services. FERC is authorized to investigate such changes and may suspend the effectiveness of a new rate for up to seven months. A successful rate challenge could result in a common carrier paying refunds together with interest for the period the rate was in effect. FERC may also order a pipeline to change its rates and may require a common carrier to pay shippers reparations for damages sustained for a period up to two years prior to the filing of a complaint. EPAct 1992 deemed certain interstate petroleum pipeline rates then in effect to be just and reasonable under the ICA. These rates are commonly referred to as “grandfathered rates.” Our rates in effect at the time of the passage of EPAct 1992 for interstate transportation service were deemed just and reasonable and therefore are grandfathered rates. New rates have been established subsequent to EPAct 1992 for certain of our pipeline systems. FERC may change grandfathered rates upon complaint only after it is shown that:

•A substantial change has occurred since enactment in either the economic circumstances or the nature of the services that were a basis for the rate.

•The complainant was contractually barred from challenging the rate prior to enactment of EPAct 1992 and filed the complaint within 30 days of the expiration of the contractual bar.

•A provision of the tariff is unduly discriminatory or preferential.

EPAct 1992 required FERC to establish a simplified methodology to adjust non-market-based tariff rates for inflation for interstate petroleum pipelines. As a result, FERC adopted an indexing rate methodology which, as currently in effect, allows common carriers to change their rates within prescribed ceiling levels that are tied to changes in the Producer Price Index (PPI) for finished goods. FERC’s indexing methodology is subject to review every five years. The indexing methodology is applicable to existing rates, including grandfathered rates, with the exclusion of market-based rates. On December 17, 2020, FERC issued an Order Establishing Index Level concluding its five-year review of the indexing methodology.  FERC established an index level permitting annual adjustment of an indexed ceiling by PPI for finished goods plus 0.78% for the five-year period commencing July 1, 2021, and ending June 30, 2026. A pipeline is not required to increase its rates up to the indexed ceiling but is permitted to do so. Rate increases made under the index are presumed to be just and reasonable unless a protesting party can demonstrate that the portion of the rate increase resulting from application of the index is substantially in excess of the pipeline’s increase in costs. Under the indexing rate methodology, in any year in which the index is negative, pipelines must file to lower their rates if those rates would otherwise be above the rate ceiling.

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

Pipeline Safety
Our assets are subject to increasingly strict safety laws and regulations. The transportation and storage of crude oil, natural gas liquids and refined petroleum products involves a risk that hazardous liquids may be released into the environment, potentially causing harm to the public or the environment. In turn, any such incidents may result in substantial expenditures for response actions, significant government penalties, liability to government agencies for natural resources damages, and significant business interruption. The United States Department of Transportation (DOT) has adopted safety regulations with respect to the design, construction, operation, maintenance, inspection and management of pipeline assets. These regulations contain requirements for the development and implementation of pipeline integrity management programs, which include the inspection and testing of pipelines and necessary maintenance or repairs. These regulations also require that pipeline operation and maintenance personnel meet certain qualifications and that pipeline operators develop comprehensive spill response plans. We are subject to regulation by the DOT under the Hazardous Liquid Pipeline Safety Act of 1979 (HLPSA). The HLPSA delegated to DOT the authority to develop, prescribe, and enforce minimum federal safety standards for the transportation of hazardous liquids by pipeline. Congress also enacted the Pipeline Safety Act of 1992 (PSA), which added the environment to the list of statutory factors that must be considered in establishing safety standards for hazardous liquid pipelines, required regulations be issued to define the term “gathering line” and establish safety standards for certain “regulated gathering lines,” and mandated that regulations be issued to establish criteria for operators to use in identifying and inspecting pipelines located in High Consequence Areas (HCAs), defined as those areas that are unusually sensitive to environmental damage, that cross a navigable waterway, or that have a high population density. In 1996, Congress enacted the Accountable Pipeline Safety and Partnership Act (APSPA), which limited the operator identification requirement mandate to pipelines that cross a waterway where a substantial likelihood of commercial navigation exists, required that certain areas where a pipeline rupture would likely cause permanent or long-term environmental damage be considered in determining whether an area is unusually sensitive to environmental damage, and mandated that regulations be issued for the qualification and testing of certain pipeline personnel.

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

While we are not currently subject to governmental standards for the protection of computer-based systems and technology from cyber threats and attacks, proposals to establish such standards are being considered in the U.S. Congress and by U.S. Executive Branch departments and agencies, including the Department of Homeland Security, and we may become subject to such standards in the future. We are continuing to implement our own cyber security programs and protocols; however, we cannot guarantee their effectiveness.

ENVIRONMENTAL REGULATIONS
General
Our operations are subject to extensive and frequently changing federal, state and local laws, regulations and ordinances relating to the protection of the environment. Among other things, these laws and regulations govern the emission or discharge of pollutants into or onto the land, air and water, the handling and disposal of solid and hazardous wastes and the remediation of contamination. As with the industry generally, our compliance with existing and anticipated environmental laws and regulations increases our overall cost of business, including our capital costs to construct, maintain, operate and upgrade equipment and facilities. While these laws and regulations affect our maintenance capital expenditures and net income, we believe they do not affect our competitive position, as the operations of our competitors are largely affected in a similar manner. We believe our facilities are in substantial compliance with applicable environmental laws and regulations. However, these laws and regulations are subject to changes, or to changes in their interpretation, by regulatory authorities, and continued and future compliance with such laws and regulations may require us to incur significant expenditures. Additionally, violation of environmental laws, regulations and permits can result in the imposition of significant administrative, civil and criminal penalties, injunctions limiting our operations, investigatory or remedial liabilities or construction bans or delays in the construction of additional facilities or equipment. Further, a release of hydrocarbons or hazardous substances into the environment could, to the extent the event is not insured, subject us to substantial expenses, including costs to comply with applicable laws and regulations and to resolve claims by third parties for personal injury or property damage, or by the U.S. federal government or state governments for natural resources damages. These impacts could directly and indirectly affect our business and have an adverse impact on our financial position, results of operations and liquidity. We cannot currently determine the amounts of such future impacts.

Expensed environmental costs were $3 million in 2020 and are expected to be less than $5 million in 2021 and 2022. The majority of the environmental expenses forecasted for 2021 and 2022 relate to environmental matters attributable to ownership of our assets prior to their acquisition from Phillips 66. Phillips 66 has agreed to retain responsibility for these liabilities. Accordingly, although these amounts would be expensed by us, there would be no required cash outflow from us. See the “Indemnification and Excluded Liabilities” section to follow for additional information on Phillips 66-retained liabilities. Capitalized environmental costs were $11 million in 2020 and are expected to be approximately the same in 2021 and 2022. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

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

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) required to be blended into transportation fuels sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. For compliance year 2019, the U.S. Environmental Protection Agency (EPA) reduced the statutory volumes of advanced and total renewable fuels using authority granted to it under the EISA. For compliance year 2020, the EPA increased the volumes of advanced and total renewable fuels from the volumes established in 2019. The EPA’s actions pertaining to these compliance years have been legally challenged. Uncertainty also exists surrounding compliance year 2021, as the EPA has not yet promulgated standards for that compliance year, although we expect the EPA to follow its past practice of using its authority to reduce the statutorily required volumes under EISA of advanced and total renewable fuels required to be blended into transportation fuels.

Currently, various legislative and regulatory measures to address greenhouse gas (GHG) emissions (including carbon dioxide, methane and other gases) are in various phases of discussion or implementation. These include existing requirements to report emissions of GHGs to the EPA, and proposed federal legislation and regulation as well as state actions to develop statewide or regional programs, each of which require or could require reductions in our GHG emissions or those of Phillips 66. In addition, the United Nations Framework Convention on Climate Change, commonly known as the Paris Agreement, entered into force on November 4, 2016. In 2017, President Trump announced his intention to withdraw the United States from the Paris Agreement and that withdrawal became effective on November 4, 2020. On January 20, 2021, President Biden signed the “Acceptance on Behalf of the United States of America,” which allows the United States to rejoin the Paris Agreement. The United States rejoined the Paris Agreement in February 2021, which could lead to further GHG emission reduction requirements. Requiring reductions in GHG emissions could result in increased costs to (1) operate and maintain our facilities, (2) install new emission controls at our facilities and (3) administer and manage any GHG emissions programs, including acquiring emission credits or allotments. These requirements may also impact Phillips 66’s domestic refinery operations and may have an indirect effect on our business, financial condition and results of operations.

In addition, the EPA has proposed and may adopt further regulations under the FCAA addressing GHGs, some of which may directly impact Phillips 66’s domestic refinery operations, while others, such as the EPA’s Clean Power Plan (CO2 emission rules for existing fossil fuel-fired electric generating units), which remains the subject of litigation and administrative reconsideration, may indirectly affect such operations. Both types of impacts may affect our business. In October 2017, the EPA commenced rulemaking proceedings to rescind the Clean Power Plan, and in December 2017, the EPA published an Advanced Notice of Proposed Rulemaking, announcing an intent to commence a new rulemaking to replace the Clean Power Plan with an alternative framework for regulating carbon dioxide. In August 2018, the EPA proposed the Affordable Clean Energy (ACE) rule as a replacement for the Clean Power Plan. On January 19, 2021, the U.S. Court of Appeals for the District of Columbia invalidated the ACE rule and remanded the matter to the EPA, essentially restarting the rulemaking process.

Congress continues to consider legislation on GHG emissions, which may include a delay in the implementation of GHG regulations by the EPA or a limitation on the EPA’s authority to regulate GHGs, although the ultimate adoption and form of any federal legislation cannot presently be predicted. The impact of future regulatory and legislative developments, if adopted or enacted, including any cap-and-trade program, is likely to result in increased compliance costs, increased utility costs, additional operating restrictions on our business and an increase in the cost of products generally. Although such costs may impact our business directly or indirectly by impacting Phillips 66’s facilities or operations, the extent and magnitude of that impact cannot be reliably or accurately estimated due to the present uncertainty regarding the additional measures and how they will be implemented.

Waste Management and Related Liabilities
To some extent, the environmental laws and regulations affecting our operations relate to the release of hazardous substances or solid wastes into soils, groundwater, and surface water and include measures to control pollution of the environment. These laws generally regulate the generation, storage, treatment, transportation and disposal of solid and liquid hazardous waste. They also require corrective action, including investigation and remediation, at a facility where such waste may have been released or disposed.

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

Workplace Safety
We are subject to requirements promulgated by OSHA and comparable state statutes that regulate the protection of the health and safety of workers. In addition, the OSHA hazard communication standard requires that information be maintained about hazardous materials used or produced in our operations and that this information be provided to employees, state and local government authorities and citizens. We believe our operations are in substantial compliance with OSHA requirements, including general industry standards, record keeping requirements and monitoring of occupational exposure to regulated substances.

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

GENERAL

Major Customer
Phillips 66 accounted for 98%, 97% and 96% of our total operating revenues in the years ended December 31, 2020, 2019 and 2018, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL transportation, terminaling, storage, stevedoring, fractionation, processing and rail terminal services to Phillips 66.

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

Employees and Human Capital
We are managed and operated by the executive officers of our General Partner with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees and as such, there are no human capital objectives or measures material to an understanding of our business. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of December 31, 2020, Phillips 66 employed approximately 600 people who provided direct support for our operations.

Website Access to SEC Reports
Our Internet website address is http://www.phillips66partners.com. Information contained on our Internet website is not part of this Annual Report on Form 10-K.

Our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q and Current Reports on Form 8-K, as well as any amendments and exhibits to these reports, filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, are available on our website, free of charge, as soon as reasonably practicable after such reports are filed with, or furnished to, the Securities and Exchange Commission (SEC). Alternatively, you may access these reports at the SEC’s website at http://www.sec.gov. We also post on our website our beneficial ownership reports filed by officers and directors of our General Partner, as well as principal security holders, under Section 16(a) of the Securities Exchange Act of 1934, governance guidelines, audit and conflicts committee charters, code of business ethics and conduct, and information on how to contact our General Partner’s Board of Directors.

Item 1A. RISK FACTORS

You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common units. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we do not currently consider to present significant risks to our operations.

COVID-19 Pandemic Risk

The Coronavirus Disease 2019 (COVID-19) pandemic has resulted in a significant decrease in demand for petroleum products, which has decreased demand for our transportation and midstream services and negatively affected our business, financial condition, results of operations and cash flow.

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

The extent to which COVID-19 will continue to negatively impact our business and operations, as well as the business and operations of our equity affiliates, and our customers, including Phillips 66, will depend on the severity, location and duration of the effects and spread of COVID-19, related impacts on overall economic activity, including the actions undertaken by national, regional and local governments and health officials to contain the virus or treat its effects, and how quickly and to what extent economic conditions improve and normal business and operating conditions resume.

Risks Related to Our Business

Any substantial reductions in the volume of NGL, crude oil and refined petroleum products we or our joint ventures transport, store or process would have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Our and our joint ventures’ financial results depend on continued demand for petroleum products, crude oil production, and operation of refineries that supply or are supplied by our and our joint ventures’ operations. Disruption or decreases to this demand, production or operation can materially and negatively impact our results of operations and/or the results of operations of our joint ventures. Global economic conditions and other factors, including an increase in the use of alternative fuels and significant fluctuations in the market prices of petroleum products, can result in the reduced demand for NGL, crude oil and refined petroleum products and consequently for the services we and our joint ventures provide.

Additionally, crude oil production can decrease as a result of lower overall crude prices, exhaustion of reserves, weather or other natural causes, adverse legal or regulatory developments, or lower overall demand for crude oil and the products derived from crude oil. Any such decreased production also would negatively impact the demand for our services. Other factors that could negatively impact the volume of products we transport, store and process include outages at refineries or reduced or interrupted throughput on gathering systems or pipelines due to weather related or other natural causes, competitive forces, testing, line repair, damage, reduced operating pressures and other causes that reduce shipments.

Phillips 66 accounts for a significant portion of our revenues and any loss of Phillips 66’s business would have a material and adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

We derive a substantial portion of our revenue from Phillips 66 and we believe that Phillips 66 will continue to account for a large portion of our revenues in the future. We have no control over the business decisions and operations of Phillips 66, and it could elect to pursue a business strategy that does not favor us and our business.

Additionally, any event that materially and adversely affects Phillips 66 could affect the level of volumes we transport, store or process for Phillips 66. Accordingly, we are indirectly subject to the operational and business risks of Phillips 66, particularly risks of reduced demand for Phillips 66’s products and disruptions to the operations of its facilities.

We have entered into commercial agreements with Phillips 66, but it is not obligated to use our services in excess of the minimum volume commitments under those agreements. Additionally, certain of the agreements include provisions that permit Phillips 66 to suspend, reduce or terminate its obligations if certain events occur. Any such reduction, suspension or termination of Phillips 66’s obligations could have a material adverse effect on our financial condition, results of operations, cash flows and ability to make distributions to our unitholders.

Competition could negatively impact our earnings and reduce the amount of cash we or our joint ventures generate.

We and our joint ventures compete with other pipelines and terminals that provide similar services in the same markets as our assets. We compete on the basis of many factors, including but not limited to rates, service levels and offerings, geographic location, connectivity and reliability. Our competitors could construct new assets or redeploy existing assets in a manner that would result in more intense competition. Additionally, we could be required to increase our costs or reduce the fees we charge in order to retain our customers.

We and our joint ventures have made and continue to make significant investments in new infrastructure projects to meet market demand. Similar investments have been made, and additional investments may be made in the future, by us, our competitors or by new entrants to the markets we serve. The success of these investments largely depends on the realization of anticipated market demand, and these projects typically require significant development periods, during which time demand for such infrastructure may change, or additional investments by competitors may be made.

Any of these or other competitive forces could materially adversely affect our results of operations, financial position or cash flows, as well as our ability to pay cash distributions.

Our operations are subject to operational hazards, as are those of our customers, including Phillips 66. Any resulting business interruptions or shutdowns could significantly reduce the volume of products we transport, store or process and adversely affect our results of operations. Additionally, we may not be adequately insured for any such events.

We are subject to all of the risks and operational hazards inherent in processing, fractionating, transporting, terminaling and storing crude oil, NGL and refined petroleum products, which could lead to business interruptions or shutdowns of our facilities or assets. We are also subject to the risk that our customers, including Phillips 66, experience casualty events, thereby suspending their operations and reducing their need for our services. Certain of the risks and operational hazards that could cause business interruptions or shutdowns of our assets or facilities, or those of our customers, include, but are not limited to:

•Damages to pipelines, terminals and facilities, related equipment and surrounding properties caused by earthquakes, tornados, hurricanes, floods, fires, severe weather, explosions and other natural disasters, acts of terrorism and inadvertent damage to pipelines from construction, farm and utility equipment.

•Maintenance, repairs, or mechanical or structural failures, including electrical shortages, power disruptions and power grid failures.

•Damages to and loss of availability of interconnecting third-party pipelines, terminals and other means of delivering crude oil, feedstocks, NGL and refined petroleum products.

•Disruption or failure of information technology systems and network infrastructure due to various causes, including unauthorized access or attack.

•Curtailments of operations due to severe weather.

•Riots, strikes, lockouts or other industrial disturbances.

These risks could also result in substantial losses due to personal injury and/or loss of life, severe damage to and destruction of property and equipment and pollution or other environmental damage. Any such event could have a material adverse effect on our business, financial condition and results of operations.

Additionally, we do not maintain insurance coverage against all potential losses and could suffer losses for uninsurable or uninsured risks or in amounts in excess of existing insurance coverage. We carry separate policies for certain property damage, business interruption and third-party liabilities, which includes pollution liabilities, and are also insured under certain Phillips 66 liability policies and are subject to Phillips 66’s policy limits under these policies. The occurrence of an event that is not fully covered by insurance or failure by one or more insurers to honor its coverage commitments for an insured event could have a material adverse effect on our business, financial condition and results of operations.

We and our equity affiliates may be unable to obtain, maintain or renew permits necessary for our operations, which could interrupt current or future operations. Additionally, legal actions related to the Dakota Access Pipeline, or similar challenges with respect to other pipelines, could cause interruptions to those operations. Any of these events could have an adverse effect on our business and results of operations.

Pipelines and other midstream assets operate under a number of federal and state permits, licenses and approvals with terms and conditions containing a significant number of prescriptive limits and performance standards in order to operate. All of these permits, licenses, approval limits and standards require a significant amount of monitoring, record keeping and reporting in order to demonstrate compliance with their terms and conditions. Noncompliance or incomplete documentation of our compliance status may result in the imposition of fines, penalties and injunctive relief.

Since 2016, there has been ongoing litigation challenging permits and easements issued by the U.S. Army Corps of Engineers to Dakota Access, LLC related to the Dakota Access Pipeline. The outcome of the litigation is uncertain, and there can be no assurances that the pipeline will not be shut down, either temporarily or permanently.

A decision by a government agency to deny or delay issuing a new or renewed material permit or approval, or a decision by such agency or a court to revoke or substantially modify an existing permit or approval, could have a material adverse effect on our ability to continue operations and on our financial condition, results of operations and cash flows.

We do not control, and therefore may not be able to cause or prevent certain actions by, certain of our joint ventures.

Certain of our operations are conducted through joint ventures, some of which have their own governing boards. With respect to our joint ventures, we share ownership and management responsibilities with partners that may not share our goals and objectives. Consequently, it may be difficult or impossible for us to cause the joint venture entity to take actions that we believe would be in the joint venture’s best interests. Likewise, we may be unable to prevent actions of the joint venture. Differences in views among joint venture partners may result in delayed decisions or failures to agree on major matters, such as the timing and amount of distributions, large expenditures or contractual commitments, the construction or acquisition of assets or borrowing money, among others. Delay or failure to agree may prevent action with respect to such matters, even though such action may serve our best interest or that of the joint venture. Accordingly, delayed decisions and disagreements could adversely affect the business and operations of the joint ventures and, in turn, our business and operations.

Additionally, our joint venture participants may be unable to meet their economic or other obligations, and we may be required to fulfill those obligations alone. If we fail to make a required capital contribution, we could be deemed to be in default under the applicable joint venture agreement. Our joint venture partners may be permitted to pursue a variety of remedies, including funding any deficiency resulting from our failure to make any such capital contribution, which would result in a dilution of our ownership interest, or, in some cases, our joint venture partners may have the option to purchase all of our existing interest in the subject joint venture.

We do not own all of the land on which our operations are located, and we may not be able to maintain or obtain real property rights, which could result in disruptions to our operations.

We do not own all of the land on which our operations are located. We obtain the rights to construct and operate our pipelines on land owned by third parties and governmental agencies, and some of our agreements may grant us those rights for only a specific period of time. Therefore, we are subject to the possibility of more onerous terms and increased costs to retain necessary land use if our leases, rights-of-way or other property rights lapse, terminate or are reduced or it is determined that we do not have valid leases, rights-of-way or other property rights. Any loss of or reduction in these rights, including loss or reduction due to legal, governmental or other actions or difficulty renewing leases, right-of-way agreements or permits on satisfactory terms or at all, could have a material adverse effect on our business, results of operations, financial condition and ability to make cash distributions to our unitholders.

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

Risks Related to Growth and the Execution of our Strategy

Any planned expansion projects or construction of new assets may not be successfully completed or result in expected revenue increases, and societal and political pressures to the future development, transportation and use of carbon-based fuels could adversely impact our ability to realize certain growth strategies.

We intend to continue to evaluate and capitalize on opportunities for expansion projects to increase revenue on our pipeline, terminal, fractionation, processing and storage systems. These expansion projects, such as adding horsepower, pump stations or loading/unloading racks, or the construction of a new pipeline, terminal, fractionator, processing or storage asset, involve numerous regulatory, environmental, political and legal uncertainties, many of which are beyond our control. If we undertake these projects, they may not be completed on schedule, at the budgeted cost, or at all.

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

Additionally, certain of our planned expenditures are based upon the assumption that societal sentiment will continue to enable, and existing regulations will remain intact to allow for, the future development, transportation and use of carbon-based fuels. Policy decisions relating to the production, refining, transportation and marketing of carbon-based fuels are subject to political pressures and the influence and protests of environmental and other special interest groups.

We could experience delays or cost increases, as well as cancellation of projects, which could negatively impact our results of operations, cash flows and our return on capital employed.

If we are unable to make acquisitions on economically acceptable terms from Phillips 66 or third parties, our future growth beyond organic opportunities could be reduced.

Our strategy to grow our business and increase distributions to our unitholders is in part dependent on our ability to make acquisitions that result in an increase in distributable cash flow per unit. The acquisition component of our growth strategy is based, in large part, on our expectation of ongoing divestitures of transportation and storage assets by industry participants, including Phillips 66. Our ability to make acquisitions, from Phillips 66 or third parties, depends on several factors beyond our control, including the availability of attractive acquisition candidates and our ability to negotiate acceptable terms of the acquisition and any necessary financing.

Additionally, unitholders will not have the opportunity to evaluate the economic, financial and other relevant information that we consider in any possible future acquisitions before they are consummated.

Any acquisitions we pursue will involve the integration of new assets or businesses and present risks that could adversely affect our business, financial condition and results of operations.

Significant acquisitions of assets or businesses involve potential risks. The expected benefits from an acquisition may not be realized if our estimates of the potential synergies, revenues, capital expenditures and operating costs associated with the acquisition are not correct. If we fail to identify operating problems or liabilities associated with the acquisition, we may have limited recourse against the seller, and indemnification may be unavailable or inadequate. Additionally, any acquisition, and the integration of the assets or business acquired, may divert management’s attention from current operations. If any of these factors or unanticipated liabilities were to occur, any desired benefits from an acquisition may not be fully realized, if at all, and our future financial performance, results of operations and cash available for distribution could be negatively impacted.

Indebtedness Risk

Our significant indebtedness and the restrictions in our debt agreements may adversely affect our future financial and operating flexibility.

We have significant indebtedness and may incur substantial additional indebtedness in the future. Our debt service obligations reduce the funds available for our operations, business opportunities and distributions to unitholders because of the amount of our cash flow required to make interest payments on our debt. Additionally, our ability to service our debt depends on, among other things, our future financial and operating performance, which will be affected by prevailing economic conditions and financial, business, regulatory and other factors, some of which are beyond our control. If our operating results are not sufficient to service any future indebtedness, we will be forced to take actions such as reducing distributions, reducing or delaying our business activities, investments or capital expenditures, selling assets or issuing equity, which could materially and adversely affect our financial condition, results of operations, cash flows and ability to make distributions to unitholders, as well as the trading price of our common units. We may not be able to affect any of these actions on satisfactory terms or at all.

In addition, a failure to comply with the provisions of our revolving credit facility could result in an event of default that would enable our lenders to terminate their commitments and accelerate the maturity of any outstanding principal of that debt, together with accrued interest. If the payment of our debt is accelerated, defaults under our debt instruments may be triggered. If triggered, our assets may be insufficient to repay such debt in full, and the holders of our units could experience a partial or total loss of their investment. See Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Capital Resources and Liquidity, for additional information about our revolving credit facility.

Environmental and Climate Risks

Climate change and severe weather may adversely affect our facilities and our ongoing operations.

The potential physical effects of climate change and severe weather on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. Examples of such effects include rising sea levels at our coastal facilities, changing storm patterns and intensities, and changing temperature levels. As many of our facilities are located near coastal areas or serve refineries in coastal areas, rising sea levels or extreme weather events may disrupt our ability to transport crude oil and refined petroleum products. Extended periods of such disruption could have an adverse effect on our results of operations. The potential physical effects of climate change and severe weather also could affect the facilities and operations of Phillips 66 with which our facilities and operations are connected.

Evolving environmental laws and regulations on climate change could adversely affect our results of operations and financial condition.

Potential additional laws and regulations regarding climate change could affect our operations. Currently, various U.S. legislative and regulatory agencies and bodies are considering various measures in regard to GHG emissions. These measures include EPA programs to control GHG emissions and state actions to develop statewide or regional programs, each of which could impose reductions in GHG emissions. These actions could result in increased (i) costs to operate and maintain our facilities, (ii) capital expenditures to install new emission controls on our facilities and (iii) costs to administer and manage any potential GHG emissions regulations or carbon trading or tax programs. These actions could also have an indirect adverse effect on our business if Phillips 66’s refinery operations are adversely affected. See Items 1 and 2. Business and Properties—Environmental Regulations—Air Emissions and Climate Change, for additional information.

Evolving environmental laws and regulations on hydraulic fracturing could have an indirect effect on our financial performance.

Hydraulic fracturing is a common practice used to stimulate production of crude oil and/or natural gas from dense subsurface rock formations, and presently, is primarily regulated by state agencies. If new or more stringent federal, state or local legal restrictions relating to drilling activities or to the hydraulic fracturing process are adopted in areas where producers of product we ship operate, those producers could incur potentially significant added costs to comply with such requirements and experience delays or curtailment in the pursuit of production or development activities. The producers’ added costs or delays could reduce demand for our transportation and midstream services, negatively impacting our results of operations.

New and proposed regulations governing fuel efficiency and renewable fuels could have an indirect but material adverse effect on our business.

Increases in fuel mileage standards and the increased use of renewable fuels could decrease demand for refined petroleum products, which could have an indirect, but material, adverse effect on our business, financial condition and results of operations. For example, in 2007, Congress enacted legislation that, among other things, sets a miles per gallon target for the combined fleet of cars and light trucks in the United States and contains a second renewable fuels standard. In 2012, the National Highway Traffic Safety Administration enacted regulations establishing an average industry fleet fuel economy standard. The second renewable fuels standard has required, and may in the future continue to require, additional capital expenditures or expenses by Phillips 66 to accommodate increased renewable fuels use. Phillips 66 may experience a decrease in demand for refined petroleum products due to an increase in combined fleet mileage or due to the replacement of refined petroleum products with renewable fuels or the increased electrification of the transportation sector. Any such decrease could in turn reduce the need for our transportation and midstream services.

Risks Related to Terrorism and Cybersecurity

Terrorist attacks and threats, cyberattacks, or escalation of military activity in response to these attacks could have a material adverse effect on our business, financial condition or results of operations.

Terrorist attacks and threats, cyberattacks, or escalation of military activity in response to these attacks may have significant effects on general economic conditions, fluctuations in consumer confidence and spending and market liquidity, each of which could materially and adversely affect our business. Strategic targets, such as energy-related assets and transportation assets, may be at greater risk of future terrorist or cyberattacks than other targets in the United States. Any future terrorist attack on our facilities, those of our customers and, in some cases, those of other pipelines, could have a material adverse effect on our business. Similarly, any future terrorist attacks that severely disrupt the markets we serve could materially and adversely affect our results of operations, financial position and cash flows.

We rely on the performance of information technology systems, and the interruption or failure of any information technology system, including an interruption or failure due to a cybersecurity breach, could have an adverse effect on our business, financial condition, results of operations and cash flows.

We are increasingly dependent on information technology systems, including Phillips 66’s information technology infrastructure and cloud applications, for the safe and effective operation of our business. We rely on such systems to process, transmit and store electronic information, and to manage or support a variety of business processes, including our pipeline operations. The systems and networks we rely on, as well as those of our vendors and counterparties, may become the target of cyberattacks or information security breaches, which in turn could result in the unauthorized release and misuse of confidential or proprietary information as well as disruption of our operations or damage to our facilities. Additionally, as cyber incidents continue to evolve and escalate, we may be required to reimburse Phillips 66 for additional costs incurred associated with the modification or enhancement of systems or networks that directly serve our operations in order to prevent or remediate such attacks. We do not maintain specialized insurance for possible liability or loss resulting from a cyberattack on our assets that may shut down all or part of our business. It is possible that any of these occurrences, or a combination of them, could have a material adverse effect on our business, financial condition and results of operations.

Industry Regulation Risks

Our assets and operations are subject to federal, state and local laws and regulations relating to environmental protection and safety, including spills, releases, and pipeline integrity, any of which could require us to make substantial expenditures.

Our operations are subject to increasingly stringent federal, state and local laws and regulations related to protection of the environment. These laws and regulations have raised operating costs for the crude oil, NGL and refined petroleum products industry, and compliance with such laws and regulations may cause us to incur potentially material capital expenditures.

Transportation of crude oil, NGL and refined petroleum products involves inherent risks of spills and releases. We have contracted with various spill response service companies in the areas in which we transport or store crude oil and refined petroleum products; however, these companies may not be able to adequately contain a “worst case discharge” in all instances, and we cannot ensure that all of their services would be available at any given time. In these and other cases, we may be subject to liability in connection with the discharge of crude oil or petroleum products. We could incur potentially significant additional expenses should we determine that any of our assets are not in compliance with applicable laws and regulations.

Our failure to comply with environmental, safety or pipeline-related regulations could result in the assessment of administrative, civil, or criminal penalties, the imposition of investigatory and remedial liabilities, and the issuance of injunctions that may subject us to additional operational constraints. Any such penalties or liability could have a material adverse effect on our business, financial condition, or results of operations.

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

The U.S. government has adopted regulations requiring, among other things, pipeline operators to develop integrity management programs for certain transmission pipelines. The regulations require operators, including us, to, among other matters, perform ongoing assessments of pipeline integrity; repair and remediate pipelines as necessary; and implement preventative and mitigating actions. Revisions to the integrity management requirements or the inclusion of additional pipelines subject to the regulation’s requirements could have a material adverse effect on our operations and costs of transportation services.

Although some of our facilities fall within a class that is currently not subject to these requirements, we may incur significant costs and liabilities associated with repair, remediation, preventative or mitigation measures associated with our non-exempt pipelines. We have not estimated the costs for any repair, remediation, preventative or mitigating actions that may be determined to be necessary as a result of these safety regulations, which could be substantial, or any lost cash flows resulting from shutting down our pipelines during the pendency of such repairs. Additionally, should we fail to comply with these or comparable state regulations, we could be subject to penalties and fines.

The tariff rates of our regulated assets are subject to review and possible adjustment by federal and state regulators, which could adversely affect our revenue and our ability to make distributions to our unitholders.

Certain of our pipelines provide interstate service that is subject to regulation by FERC. FERC uses prescribed rate methodologies to develop regulated tariff rates for interstate oil and product pipelines. Our tariff rates approved by FERC may not recover all of our costs of providing services. In addition, these methodologies, changes to the methodologies, or challenges to our application of an approved methodology could adversely affect our rates.

Shippers may protest (and FERC may investigate) the lawfulness of new or changed tariff rates. FERC can suspend those tariff rates for up to seven months and can also require refunds of amounts collected pursuant to rates that are ultimately found to be unlawful, and prescribe new rates prospectively. FERC and interested parties can also challenge tariff rates that have become final and effective. Under our existing commercial agreements, Phillips 66 has agreed not to challenge, or to cause others to challenge, our tariff rates in effect during the term of the agreements, except to the extent changes to the base tariff rate are inconsistent with FERC’s indexing methodology or other rate changing methodologies. This agreement does not prevent other shippers or interested persons from challenging our tariffs, including our tariff rates and proration rules. Due to the complexity of rate making, the lawfulness of any rate is never assured. A successful challenge of our rates could adversely affect our revenues and our ability to make distributions to our unitholders.

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

Risks Inherent in an Investment in Us

Our partnership agreement requires that we distribute all of our available cash, which could limit our growth opportunities.

Our partnership agreement requires that we distribute all of our available cash to our unitholders. Because we distribute all of our available cash, our growth may not be as fast as that of businesses that reinvest their available cash to expand ongoing operations. We expect to primarily rely upon external financing sources, including related-party financing from Phillips 66, borrowings under our revolving credit facility and future issuances of equity and debt securities, to fund expansion capital expenditures and acquisitions. If we are unable to finance our growth externally, our cash distribution policy may significantly impair our ability to grow.

To the extent we issue units in connection with any acquisitions or expansion capital expenditures, the payment of distributions on those additional units may increase the risk that we will be unable to maintain or increase our per unit distribution level. Additional commercial borrowings or other debt to finance our growth strategy would result in increased interest expense, which, in turn, may reduce the amount of cash that we have available to distribute to our unitholders.

Our General Partner’s discretion in establishing cash reserves may reduce the amount of cash we have available to distribute to our unitholders.

Our partnership agreement permits our General Partner to reduce available cash by establishing cash reserves for the proper conduct of our business, to comply with applicable law or agreements, or to provide funds for future distributions. These cash reserves will affect the amount of cash we have available to distribute to our unitholders.

Our General Partner and its affiliates, including Phillips 66, have conflicts of interest with us, and they may favor their own interests to our detriment and that of our unitholders.

Conflicts of interest may arise between Phillips 66 and its affiliates, including our General Partner, on the one hand, and us and our unitholders, on the other hand. In resolving these conflicts, our General Partner may favor its own interests and the interests of its affiliates, including Phillips 66, over the interests of our common unitholders. Examples of these conflicts include, among others:

•Phillips 66, as our primary customer, has an incentive to cause us to not seek higher tariff rates, even if such higher rates or fees would reflect rates and fees that could be obtained in arm’s length, third-party transactions.

•Our General Partner determines the amount and timing of investment transactions, borrowings, issuance of additional partnership securities and the creation, reduction or increase of cash reserves, each of which can affect the amount of cash that is distributed to our unitholders.

•Our General Partner determines the amount and timing of many of our cash expenditures and whether each such expenditure is classified as an expansion or a maintenance capital expenditure, which can affect the amount of available cash from operating surplus that is distributed to our unitholders and the amount of adjusted operating surplus generated in any given period.

•Our General Partner determines which costs incurred by it and its affiliates are reimbursable by us and the amount of the reimbursements. Additionally, our partnership agreement does not restrict our General Partner from entering into additional contractual arrangements with any of these entities on our behalf.

•Our General Partner may cause us to borrow funds in order to permit the payment of cash distributions.

•Our General Partner controls the enforcement of obligations owed to us by our General Partner and its affiliates, including our commercial agreements with Phillips 66.

Affiliates of our General Partner may compete with us, and neither our General Partner nor its affiliates have any obligation to present business opportunities to us.

Neither Phillips 66 nor any other affiliates of our General Partner, including DCP Midstream LLC and Chevron Phillips Chemical Company, is prohibited from owning assets or engaging in businesses that compete with us. Additionally, if our General Partner or any of its affiliates become aware of a potential transaction or other matter that may be an opportunity for us, they have no duty to communicate or offer such opportunity to us. Consequently, they may acquire, construct or dispose of additional midstream assets in the future without any obligation to offer us the opportunity first. As a result, competition from Phillips 66 and other affiliates of our General Partner could materially and adversely impact our results of operations and distributable cash flow.

Our partnership agreement replaces our General Partner’s fiduciary duties to holders of our common units with contractual standards and restricts holders’ remedies for actions that might otherwise constitute a breach of fiduciary duty.

As permitted by Delaware law, our partnership agreement eliminates the fiduciary standards to which our General Partner would otherwise be subject and replaces those duties with several different contractual standards. For example, our partnership agreement permits our General Partner to make a number of decisions in its individual capacity, as opposed to in its capacity as our General Partner, free of any duties to us and our unitholders other than the implied contractual covenant of good faith and fair dealing. This provision entitles our General Partner to consider only the interests and factors that it desires and relieves it of any duty or obligation to give any consideration to any interest of, or factors affecting, us, our affiliates or our limited partners. By purchasing a common unit, a unitholder is treated as having consented to the provisions in our partnership agreement, including these provisions.

When acting in its capacity as our General Partner, our General Partner is required to make determinations in good faith, meaning that it subjectively believes that the decision is in the best interests of the partnership. Unless a court determines that our General Partner or its officers and directors, as the case may be, acted in bad faith or engaged in fraud or willful misconduct or, in the case of a criminal matter, acted with knowledge that the conduct was criminal, they will not be liable for any damages to us or our limited partners.

Additionally, our General Partner will not be in breach of its obligations under our partnership agreement or its fiduciary duties if a transaction with an affiliate or the resolution of a conflict of interest is approved in accordance with our partnership agreement. Under our partnership agreement, our Conflicts Committee and the Board of Directors of our General Partner are entitled to a presumption that they acted in good faith. In any proceeding brought by or on behalf of any limited partner or the partnership, the person bringing such proceeding will have the burden of overcoming such presumption.

Our partnership agreement designates the Delaware Court of Chancery as the exclusive forum for certain proceedings brought by our limited partners, which would limit their ability to choose the forum for disputes with us or our General Partner’s directors, officers or other employees.

Our partnership agreement provides that, with certain limited exceptions, any claims arising out of or relating to our partnership agreement brought in a derivative manner on our behalf asserting a claim of breach of a duty owed to us, arising pursuant to Delaware’s limited partnership laws, or governed by the internal affairs doctrine, must be brought in the Delaware Court of Chancery. By purchasing our units, unitholders are deemed to have received notice of and consented to the exclusive forum provisions.

To the fullest extent permitted by law, this exclusive forum provision will apply to state and federal law claims, although limited partners will not be deemed to have waived our compliance with the U.S. federal securities laws and the rules and regulations thereunder.

The enforceability of similar forum provisions has been challenged, and it is possible that a court could find the provisions contained in our partnership agreement to be inapplicable or unenforceable, including with respect to claims arising under the U.S. federal securities laws.

The exclusive forum provision may limit the ability of a limited partner to commence litigation in a forum the partner prefers, and commencing litigation in Delaware may be more expensive for such partner, each of which may discourage lawsuits against us or our General Partner’s directors or officers. Alternatively, if a court were to find the exclusive forum provision inapplicable or unenforceable, we may incur additional costs associated with resolving such matters in other jurisdictions, which could negatively affect our results of operations and financial condition.

Unitholders have very limited voting rights and, even if they are dissatisfied, they cannot remove our General Partner without its consent.

Unlike the holders of common stock in a corporation, unitholders have only limited voting rights and, therefore, limited ability to influence management’s decisions. Additionally, the Board of Directors of our General Partner is chosen by the member of our General Partner, which is a wholly owned subsidiary of Phillips 66; unitholders have no right to elect our General Partner or the Board of Directors of our General Partner. Unitholders’ voting rights are further restricted by the partnership agreement provision providing that any units held by a person that owns 20% or more of any class of units then outstanding, other than our General Partner, its affiliates, their transferees, and persons who acquired such units with the prior approval of the Board of Directors of our General Partner, cannot vote on any matter.

Our unitholders currently do not own sufficient units to remove our General Partner. The vote of the holders of at least 66 2/3% of all outstanding common units and Series A preferred units (on an as-converted basis) voting as a single class is required to remove our General Partner. As of December 31, 2020, our General Partner and its affiliates owned approximately 70% of all outstanding units.

The control of our General Partner may be transferred to a third party and new general partners could be admitted to the partnership without unitholder consent.

There is no restriction in our partnership agreement on the ability of Phillips 66 to transfer its membership interest in our General Partner to a third party. The new owner of our General Partner would then be in a position to replace the Board of Directors and officers of our General Partner with its own choices. Additionally, we could issue general partner interests to a person who is not an affiliate of Phillips 66, causing the management of our business to no longer reside solely with our General Partner. Affiliates of any newly admitted general partner may compete with us, and neither that general partner nor such affiliates would have any obligation to present business opportunities to us.

We may issue additional units without unitholder approval, which would dilute unitholder interests, and Phillips 66 may sell the common units it owns, which could negatively impact the trading price of the common units.

At any time, we may issue an unlimited number of general partner interests or limited partner interests of any type without the approval of our unitholders and our unitholders have no preemptive or other rights (solely as a result of their status as unitholders) to purchase any such general partner interests or limited partner interests. Further, there are no limitations in our partnership agreement on our ability to issue equity securities that rank equal or senior to our common units as to distributions or in liquidation or that have special voting and other rights. The issuance by us of additional common units or other equity securities of equal or senior rank will dilute current unitholders’ ownership interest and may decrease per unit distributions, relative voting strength, the market price for our common units, and increase the ratio of taxable income to distributions.

At December 31, 2020, Phillips 66 indirectly owned 169,760,137 common units. Phillips 66 has certain registration rights under applicable securities laws and the sale by Phillips 66 of its common units in the public markets could have an adverse impact on the trading price of our common units.

Our General Partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of our then-outstanding common units, our General Partner has the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner and its affiliates owned approximately 74% of our total outstanding common units, and approximately 70% of our total outstanding common units and Series A preferred units (on an as-converted basis) in the aggregate, as of December 31, 2020.

If a unitholder is not both a citizenship eligible holder and a rate eligible holder, its common units may be subject to redemption.

In order to avoid (i) any material adverse effect on the maximum applicable rates that can be charged to customers by our subsidiaries on assets that are subject to rate regulation by FERC or any analogous regulatory body, and (ii) any substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or other authorization, in which we have an interest, we have adopted certain requirements regarding those investors who may own our common units. Citizenship eligible holders are individuals or entities whose nationality, citizenship or other related status does not create a substantial risk of cancellation or forfeiture of any property, including any governmental permit, endorsement or authorization, in which we have an interest, and will generally include individuals and entities who are U.S. citizens. Rate eligible holders are individuals or entities subject to U.S. federal income taxation on the income generated by us or entities not subject to U.S. federal income taxation on the income generated by us, as all of the entity’s owners are subject to such taxation. A unitholder that does not meet the requirements to be a citizenship eligible holder and a rate eligible holder runs the risk of having its units redeemed by us at the market price as of the date three days before the date the notice of redemption is mailed. In addition, a unitholder who does not meet the requirements to be a citizenship eligible holder will not be entitled to voting rights.

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

We have not requested a ruling from the IRS with respect to our treatment as a partnership for federal income tax purposes or any other matter affecting us. The IRS may adopt positions that differ from the positions we take, and the IRS’s positions may ultimately be sustained. It may be necessary to resort to administrative or court proceedings to sustain some or all of the positions we take and such positions may not ultimately be sustained. A court may not agree with some or all of the positions we take. Any contest with the IRS, and the outcome of any IRS contest, may have a material adverse impact on the market for our common units and the price at which they trade. In addition, our costs of any contest with the IRS will be borne indirectly by our unitholders and our General Partner because the costs will reduce our distributable cash flow.

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

Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS recently issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our units. Under these regulations, the “amount realized” on a transfer of our units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to foreign persons may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of, or distributions on, our common units occurring before January 1, 2022.

Item 1B. UNRESOLVED STAFF COMMENTS

None.

Item 3. LEGAL PROCEEDINGS

Although we may, from time to time, be involved in litigation and claims arising out of our operations in the normal course of business, we are not a party to any reportable litigation or governmental or other proceeding, including those involving governmental authorities under federal, state and local laws regulating the discharge of materials into the environment, that we reasonably believe will be in excess of $300,000 or have a material adverse impact on our consolidated financial position.  In addition, as discussed in Note 11—Contingencies, in the Notes to Consolidated Financial Statements, under our amended omnibus agreement, and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 indemnifies us or assumes responsibility for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. At January 29, 2021, there were 14 unitholders of record of our common units. In determining the number of unitholders, we consider clearing agencies and security position listings as one unitholder for each agency or listing.

Item 6. [REMOVED AND RESERVED]

Item 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Management’s Discussion and Analysis is the Partnership’s analysis of its financial performance and financial condition, and of significant trends that may affect future performance. It should be read in conjunction with the consolidated financial statements and notes thereto included elsewhere in this Annual Report on Form 10-K.

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Partnership Overview
We are a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On August 1, 2019, all of the outstanding incentive distribution rights (IDRs) held by our General Partner were eliminated and its general partner interest in us was converted to a noneconomic interest in exchange for common units issued to Phillips 66 Project Development Inc. (Phillips 66 PDI). We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based midstream assets. Our common units trade on the New York Stock Exchange under the symbol PSXP.

Executive Overview
Net income attributable to the Partnership was $791 million in 2020. We generated cash from operations of $955 million, received $177 million of return of investment distributions from equity affiliates, and raised net proceeds of $390 million through debt financings. This cash was primarily used to fund our capital expenditures and investments and make quarterly cash distributions to our common and preferred unitholders. As of December 31, 2020, we had cash and cash equivalents of $7 million and $334 million of unused capacity under our $750 million revolving credit facility.

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

Operating and Maintenance Expenses
Our management seeks to maximize the profitability of our operations by effectively managing operating and maintenance expenses. These expenses primarily consist of labor expenses (including contractor services), utility costs, and repair and maintenance expenses. Operating and maintenance expenses generally remain relatively stable across broad ranges of throughput volumes but can fluctuate from period to period depending on the mix of activities, particularly maintenance activities, performed during the period. Our processing assets are periodically subject to major maintenance, or turnaround activities, which can significantly increase operating and maintenance expenses in a given year. Although we seek to manage our maintenance expenditures on our facilities to avoid significant variability in our quarterly cash flows, we balance this approach with our high standards of safety and environmental stewardship, such that critical maintenance is regularly performed.

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

EBITDA, Adjusted EBITDA and Distributable Cash Flow
We define EBITDA as net income plus net interest expense, income taxes, depreciation and amortization.

Adjusted EBITDA is EBITDA attributable to the Partnership after deducting the adjusted EBITDA attributable to noncontrolling interest, further adjusted for:
•The proportional share of equity affiliates’ net interest expense, income taxes, depreciation and amortization, and impairments.
•Transaction costs associated with acquisitions.
•Certain other noncash items, including gains and losses on asset sales and asset impairments.
Distributable cash flow is defined as adjusted EBITDA less (i) equity affiliate distributions less than proportional adjusted EBITDA, (ii) maintenance capital expenditures, (iii) net interest expense, (iv) income taxes paid and (v) preferred unit distributions, plus adjustments for deferred revenue impacts.

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

The COVID-19 pandemic continues to disrupt economic activities globally. Actions taken by governments to prevent the spread of the disease have included travel and business restrictions, which have resulted in substantial decreases in the demand for crude oil and many refined petroleum products, particularly gasoline and jet fuel. The lack of demand for petroleum products has resulted in low crude oil prices and refining margins. As a result, crude oil producers have shut in high cost production and refiners have reduced crude oil processing rates. These actions have reduced throughput volumes on both our and our joint ventures’ assets.

The near-term outlook for petroleum product demand remains highly uncertain, and margins and volumes remain challenged. Our customers, including Phillips 66, may continue to experience adverse economic effects in the near term as the depth and duration of the economic consequences of the COVID-19 pandemic remain unknown. We continuously monitor our asset and investment portfolio for impairments in this challenging business environment. We recorded impairments totaling $96 million in 2020, and additional impairments may be required in the future.

While we believe we and the majority of our joint ventures have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments included in our commercial agreements, our ability to execute our growth strategy will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and the general demand for midstream services, including NGL transportation and fractionation.

RESULTS OF OPERATIONS

	Millions of Dollars
Years Ended December 31	2020	2019	2018
Revenues and Other Income
Operating revenues—related parties	$1,008	1,097	1,012
Operating revenues—third parties	30	29	33
Equity in earnings of affiliates	493	535	439
Gain from equity interest transfer	84	—	—
Other income	3	6	2
Total revenues and other income	1,618	1,667	1,486

Costs and Expenses
Operating and maintenance expenses	342	405	354
Depreciation	135	120	117
Impairments	96	—	—
General and administrative expenses	66	67	64
Taxes other than income taxes	40	39	35
Interest and debt expense	121	108	115
Other expenses	7	2	1
Total costs and expenses	807	741	686
Income before income taxes	811	926	800
Income tax expense	3	3	4
Net Income	808	923	796
Less: Net income attributable to noncontrolling interest	17	—	—
Net Income Attributable to the Partnership	791	923	796
Less: Preferred unitholders’ interest in net income attributable to the Partnership	41	37	37
Less: General partner’s interest in net income attributable to the Partnership	—	140	240
Limited Partners’ Interest in Net Income Attributable to the Partnership	$750	746	519

Net Cash Provided by Operating Activities	$955	1,016	892

Adjusted EBITDA	$1,221	1,268	1,137

Distributable Cash Flow	$970	989	854

	Year Ended December 31
	2020	2019	2018
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$436	473	454
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	864	991	1,016
Refined petroleum products and NGL	869	947	929
Total	1,733	1,938	1,945

Average pipeline revenue per barrel (dollars)	$0.68	0.67	0.64

Terminals
Terminal revenues (millions of dollars)	$153	167	157
Terminal throughput (thousands of barrels daily)
Crude oil(2)	354	470	462
Refined petroleum products	713	804	780
Total	1,067	1,274	1,242

Average terminaling revenue per barrel (dollars)	$0.39	0.35	0.34

Storage, processing and other revenues (millions of dollars)	$449	486	434
Total Operating Revenues (millions of dollars)	$1,038	1,126	1,045

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	1,007	760	652
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

	Millions of Dollars
	Year Ended December 31
	2020	2019	2018
Reconciliation to Net Income Attributable to the Partnership
Net Income Attributable to the Partnership	$791	923	796
Plus:
Net income attributable to noncontrolling interest	17	—	—
Net Income	808	923	796
Plus:
Depreciation	135	120	117
Net interest expense	120	105	114
Income tax expense	3	3	4
EBITDA	1,066	1,151	1,031
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	172	116	101
Expenses indemnified or prefunded by Phillips 66	2	1	1
Transaction costs associated with acquisitions	1	—	4
Impairments	96	—	—
Less:
Gain from equity interest transfer	84	—	—
Adjusted EBITDA attributable to noncontrolling interest	32	—	—
Adjusted EBITDA	1,221	1,268	1,137
Plus:
Deferred revenue impacts* †	8	(6)	(6)
Less:
Equity affiliate distributions less than proportional adjusted EBITDA	—	56	64
Maintenance capital expenditures†	97	74	62
Net interest expense	120	105	114
Preferred unit distributions	41	37	37
Income taxes paid	1	1	—
Distributable Cash Flow	$970	989	854
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Year Ended December 31
	2020	2019	2018
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$955	1,016	892
Plus:
Net interest expense	120	105	114
Income tax expense	3	3	4
Changes in working capital	15	34	(20)
Undistributed equity earnings	(7)	3	5
Impairments	(96)	—	—
Gain from equity interest transfer	84	—	—
Deferred revenues and other liabilities	4	(5)	42
Other	(12)	(5)	(6)
EBITDA	1,066	1,151	1,031
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	172	116	101
Expenses indemnified or prefunded by Phillips 66	2	1	1
Transaction costs associated with acquisitions	1	—	4
Impairments	96	—	—
Less:
Gain from equity interest transfer	84	—	—
Adjusted EBITDA attributable to noncontrolling interest	32	—	—
Adjusted EBITDA	1,221	1,268	1,137
Plus:
Deferred revenue impacts*†	8	(6)	(6)
Less:
Equity affiliate distributions less than proportional adjusted EBITDA	—	56	64
Maintenance capital expenditures†	97	74	62
Net interest expense	120	105	114
Preferred unit distributions	41	37	37
Income taxes paid	1	1	—
Distributable Cash Flow	$970	989	854
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

2020 vs. 2019

Operating revenues decreased $88 million, or 8%, in 2020. The decrease was primarily attributable to the recognition of deferred revenues related to turnaround activity at Merey Sweeny LLC (Merey Sweeny) in the first quarter of 2019, as well as lower volumes in 2020, partially offset by additional assets placed in operation, including the isomerization unit at the Phillips 66 Lake Charles Refinery in mid-2019 and additional storage capacity at the Clemens Caverns in mid-2020.

Equity in earnings of affiliates decreased $42 million, or 8%, in 2020. The decrease was primarily due to decreased volumes, partially offset by an increase in equity earnings from Gray Oak Pipeline, LLC, which commenced full operations during the second quarter of 2020, and South Texas Gateway Terminal, which commenced partial operations in the third quarter of 2020. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Gain on equity interest transfer reflects the second-quarter 2020 gain recognition related to a co-venturer’s prior-year acquisition of a 35% interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Operating and maintenance expenses decreased $63 million, or 16%, in 2020. The decrease was primarily due to turnaround activity at Merey Sweeny in 2019.

Depreciation increased $15 million, or 13%, in 2020. The increase was attributable to additional assets placed in operation, including the isomerization unit at the Phillips 66 Lake Charles Refinery in mid-2019 and additional storage capacity at the Clemens Caverns in mid-2020.

Impairments reflects the fourth-quarter 2020 impairments of our investments in Phillips 66 Partner’s Terminal LLC and STACK Pipeline LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Interest and debt expense increased $13 million, or 12%, in 2020. The increase was primarily attributable to lower capitalized interest associated with the Gray Oak Pipeline, which commenced full operations during the second quarter of 2020, and increased debt.

2019 vs. 2018

Operating revenues increased $81 million, or 8%, in 2019. The increase was primarily due to the recognition of previously deferred revenues associated with fees charged to Phillips 66 related to turnaround activity at Merey Sweeny in the first quarter of 2019, and higher volumes and rates.

Equity in earnings of affiliates increased $96 million, or 22%, in 2019, mainly resulting from higher earnings from Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO), together referred to as the Bakken Pipeline, and DCP Sand Hills Pipeline, LLC (Sand Hills), primarily due to improved volumes.

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

Operating Activities
During 2020, we generated $955 million in cash from operations, a decrease of $61 million, compared with cash from operations of $1,016 million in 2019. The decrease was primarily attributable to lower distributions from equity affiliates and increased interest payments in 2020.

During 2019, cash provided by operating activities was $1,016 million, an improvement of $124 million, compared with cash from operations of $892 million in 2018. The improvement was primarily driven by higher distributions from equity affiliates in 2019.

Equity Affiliate Distributions
Our operating and investing cash flows are impacted by distribution decisions made by our equity affiliates. Over the three years ended December 31, 2020, we received aggregate distributions from our equity affiliates of $1,753 million. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distributions are not assured.

ATM Program
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. For the year ended December 31, 2020, on a settlement-date basis, we issued an aggregate of 40,570 common units, generating net proceeds of $2 million. We temporarily suspended issuances under the ATM program in the first quarter of 2020 due to low common unit prices. During the year ended December 31, 2019, on a settlement-date basis, we issued an aggregate of 3,195,521 common units, generating net proceeds of $173 million. Since inception in June 2016 through December 31, 2020, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

Revolving Credit Facility
Our $750 million revolving credit facility may be used for direct bank borrowings and as support for issuances of letters of credit. We have an option to increase the overall capacity to $1 billion, subject to certain conditions. We also have the option to extend the facility for two additional one-year terms after its July 30, 2024, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

The facility is with a broad syndicate of financial institutions and contains covenants that are usual and customary for an agreement of this type, including that, as of the last day of each fiscal quarter, the ratio of total debt to EBITDA for the prior four fiscal quarters must be no greater than 5.0:1.0 (and 5.5:1.0 during the period following certain specified acquisitions). The facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; and violation of covenants.

Outstanding revolving borrowings under the facility bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the facility) plus the applicable margin. The facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on our credit ratings in effect from time to time. Borrowings under the facility may be short-term or long-term in duration, and we may at any time prepay outstanding borrowings under the facility, in whole or in part, without premium or penalty. At December 31, 2020, borrowings of $415 million were outstanding under this facility, compared with no borrowings outstanding under this facility at

December 31, 2019. At both December 31, 2020 and 2019, $1 million in letters of credit had been issued that were supported by this facility.

2019 Senior Notes
On September 6, 2019, we closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.
•$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

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

Transfers of Equity Interests
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, Texas, and the Sweeny area, including the Phillips 66 Sweeny Refinery. We have a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC.

In December 2018, a third party exercised its option to acquire a 35% interest in the holding company. Because the holding company’s sole asset was its ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in the holding company during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP at that time. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of income. During 2020 and 2019, the co-venturer contributed an aggregate of $61 million and $342 million, respectively, into the holding company, and the holding company used these contributions to fund its portion of Gray Oak Pipeline, LLC’s cash calls.

In February 2019, Holdings LLC transferred a 10% interest in Gray Oak Pipeline, LLC, to a third party that exercised a purchase option, for proceeds of $81 million. The proceeds received from this sale are reflected as an investing cash inflow in the “proceeds from sale of equity interest” line item on our consolidated statement of cash flows.

See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information regarding these transactions.

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

Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At December 31, 2020, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the trial court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS) and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. In July 2020, the trial court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil within 30 days and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order, which was granted. In January 2021, the appellate court affirmed the trial court’s order that: (1) vacated Dakota Access’s easement under Lake Oahe, and (2) directed the USACE to prepare an EIS. The appellate court did not affirm the trial court’s order that the Dakota Access Pipeline be shut down and emptied of crude oil. However, the appellate court acknowledged the precise consequences of the vacated easement remain uncertain. Since the pipeline is now an encroachment, the USACE could seek a shutdown of the pipeline during the preparation of the EIS. Alternatively, the trial court could again issue an injunction that the pipeline be shut down, assuming it makes all findings necessary for injunctive relief. A status hearing is scheduled for April 9, 2021, at which time the parties will discuss the appellate court’s decision and how the USACE plans to proceed given the vacating of the easement.

If the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU. If we are required to perform under the CECU, we would expect to fund such performance with cash, capacity available under our revolving credit facility, third-party debt financing, and/or sponsor loans from Phillips 66.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC had a third-party term loan facility with a borrowing capacity of $1,379 million, inclusive of accrued interest.  We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount, plus any additional accrued interest and associated fees, if Gray Oak Pipeline, LLC defaults on certain of its obligations thereunder.  In September 2020, Gray Oak Pipeline, LLC fully repaid the outstanding balance of the term loan facility, and the associated guarantee we issued through an equity contribution agreement was terminated.

Capital Requirements

Liberty Acquisitions
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for $75 million. The purchase price reflected the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. The transaction was funded through a combination of cash on hand and our revolving credit facility, and closed on March 2, 2020. Liberty Pipeline LLC was formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. On March 24, 2020, we and our co-venturer announced we are deferring the development and construction of the Liberty Pipeline system as a result of the challenging business environment.

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

Our capital expenditures and investments for the years ended December 31, 2020, 2019 and 2018 were:

	Millions of Dollars
	2020	2019	2018
Capital Expenditures and Investments
Capital expenditures and investments	$915	1,082	776
Capital expenditures and investments funded by joint venture partners*	(61)	(423)	—
Adjusted Capital Spending	$854	659	776

Expansion	$757	579	710
Maintenance	97	80	66
*See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Our capital expenditures and investments for the three-year period ended December 31, 2020, included:

•Contributions to complete the Gray Oak Pipeline project and continue funding of South Texas Gateway Terminal development activities.

•Construction activities related to the C2G Pipeline, a new 16-inch ethane pipeline that will connect our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi, Texas.

•Contributions to Liberty Pipeline, LLC for its committed purchases related to the development and construction of the crude oil pipeline system.

•Construction of our new isomerization unit at the Phillips 66 Lake Charles Refinery.

•Construction activities related to increasing storage capacity at Clemens Caverns.

•Contributions to Bayou Bridge Pipeline, LLC for the completion of a pipeline from Nederland, Texas, to Lake Charles, Louisiana, and a pipeline segment from Lake Charles to St. James, Louisiana.

•Construction activities related to increasing capacity on the Sweeny to Pasadena refined petroleum products pipeline.

•Contributions to Sand Hills to increase capacity on its NGL system.

•Spending associated with other return, reliability and maintenance projects.

2021 Capital Budget
Our 2021 capital program is $305 million, and $5 million of that amount is expected to be funded by certain joint venture partners. Of the remaining $300 million budgeted, $165 million will be invested in expansion projects, focusing on pipeline operations and completing optimization and near-term committed projects, including completion of the C2G Pipeline. Our estimated maintenance capital spending of $135 million will be funded primarily with cash from operations, while expansion capital spending will be funded with a combination of cash from operations and borrowing under our revolving credit facility or other issuances of debt.

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

Cash Distributions
On January 19, 2021, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which resulted in a total distribution to common unitholders of $200 million attributable to the fourth quarter of 2020. This distribution was paid February 12, 2021, to common unitholders of record as of January 29, 2021.

The following table summarizes our quarterly cash distributions for 2020 and 2019 to our common unitholders and our General Partner:

Quarter Ended	Quarterly Cash Distribution Per Common Unit* (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
December 31, 2020	$0.875	$200	February 12, 2021
September 30, 2020	0.875	200	November 13, 2020
June 30, 2020	0.875	200	August 13, 2020
March 31, 2020	0.875	199	May 14, 2020
December 31, 2019	0.875	200	February 13, 2020
September 30, 2019	0.865	197	November 13, 2019
June 30, 2019	0.855	177	August 13, 2019
March 31, 2019	0.845	174	May 14, 2019
*Cash distributions declared attributable to the indicated periods.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders received $12 million of distributions attributable to the fourth quarter of 2020. This distribution was paid February 12, 2021, to preferred unitholders of record as of January 29, 2021.

Contractual Obligations
The following table summarizes our aggregate contractual obligations as of December 31, 2020:

	Millions of Dollars
	Payments Due by Period
	Total	Up to 1 Year	Years 2-3	Years 4-5	After 5 Years

Debt obligations (a)	$3,940	465	—	800	2,675
Interest on debt	1,840	132	265	249	1,194
Operating lease obligations	102	3	6	6	87
Purchase obligations (b)	122	109	6	5	2
Other long-term liabilities:
Asset retirement obligations	11	—	—	—	11
Accrued environmental costs	2	1	—	—	1
Total	$6,017	710	277	1,060	3,970

(a)See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information.

(b)Represents any agreement to purchase goods or services that is enforceable, legally binding and specifies all significant terms. Includes accounts payable reflected on our consolidated balance sheet.

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

See Note 13—Equity, in the Notes to Consolidated Financial Statements, for additional information.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2020 and 2019, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Investments in nonconsolidated entities accounted for under the equity method are reviewed for impairment when there is evidence of a loss in value. Such evidence of a loss in value might include our inability to recover the carrying amount, the lack of sustained earnings capacity which would justify the current investment amount, or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the market value of the investment. When quoted market prices are not available, the fair value is usually based on the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and a market analysis of comparable assets, if appropriate. Different assumptions could affect the timing and the amount of an impairment of an investment in any period. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information on impairments recorded in 2020.

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

Goodwill
At December 31, 2020, we had $185 million of goodwill recorded in conjunction with past business combinations. The majority of our goodwill is related to acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. Goodwill is not amortized. Instead, goodwill is subject to at least annual tests for impairment at a reporting unit level. A reporting unit is an operating segment or a component that is one level below an operating segment and they are determined primarily based on the manner in which the business is managed. We have one reporting unit with a goodwill balance.

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

If our qualitative assessment indicates it is likely the fair value of our reporting unit has declined below its carrying value (including goodwill), a quantitative assessment is performed. When a quantitative assessment is performed, management applies judgment in determining the estimated fair value of our reporting unit because a quoted market price for this reporting unit is not available. Management uses available information to make this fair value determination, including estimated cash flows, cost of capital, observed market earnings multiples of comparable companies and partnerships, our common unit price and associated total partnership market capitalization.

We completed our annual qualitative impairment test as of October 1, 2020, and concluded that the fair value of our reporting unit continued to exceed its respective carrying value (including goodwill) by a significant percentage. A decline in the estimated fair value of our reporting unit in the future could result in an impairment. As such, we continue to monitor for indicators of impairment until our next annual impairment assessment is performed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we conduct our business in U.S. dollars, we are not exposed to foreign currency exchange-rate risk.

Commodity Price Risk
Since we neither take ownership of the crude oil, refined petroleum products or NGLs we transport or store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodities shipped. This loss allowance, which represented 2% of our total operating revenues in 2020 and 3% of our total operating revenues in 2019 and 2018, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with the commodity prices of the products we transport and store; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

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

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At December 31, 2020
2021	$—		$465	1.3%
2022	—		—
2023	—		—
2024	300	2.5%	—
2025	500	3.6%	—
Thereafter	2,675	4.0%	—
Total	$3,475		$465

Fair value	$3,752		$465

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At December 31, 2019
2020	$—		$25	1.9%
2021	—		50	1.9%
2022	—		—
2023	—		—
2024	300	2.5%	—
Thereafter	3,175	3.9%	—
Total	$3,475		$75

Fair value	$3,650		$75

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

This report includes forward-looking statements. You can normally identify our forward-looking statements by the words “anticipate,” “estimate,” “believe,” “budget,” “continue,” “could,” “intend,” “may,” “plan,” “potential,” “predict,” “seek,” “should,” “will,” “would,” “expect,” “objective,” “projection,” “forecast,” “goal,” “guidance,” “outlook,” “effort,” “target” and similar expressions, although the absence of these words does not mean that statement is not forward-looking.

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
•Fluctuations in the prices and demand for crude oil, refined petroleum products and NGL, including as a result of actions taken by Organization of Petroleum Exporting Countries and other countries impacting supply and demand and, correspondingly, commodity prices.
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
•Our, and our equity affiliates’, inability to obtain or maintain permits, in a timely manner, or at all, and the possibility of the revocation or modification of such permits.
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
•General domestic and international economic and political developments including armed hostilities, expropriation of assets, social unrest, insurrections, and other political, economic or diplomatic developments, including those caused by public health issues and outbreaks of diseases and pandemics.
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2020. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2020.

Ernst & Young LLP has issued an audit report on the Partnership’s internal control over financial reporting as of December 31, 2020, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman of the Board of Directors and Chief Executive Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Director, Vice President and Chief Financial Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

Date: February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phillips 66 Partners LP (the “Partnership”) as of December 31, 2020 and 2019, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the reports of other auditors, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2020 and 2019, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC (the “Pipelines”) and Dakota Access, LLC (“Dakota”). The Partnership accounts for its 33.34% interest in each of the Pipelines and its 25% interest in Dakota using the equity method of accounting. In the financial statements, the Partnership’s total investment in the Pipelines is stated at $799 million and $810 million as of December 31, 2020 and 2019, respectively, and the Partnership’s total equity in net income of the Pipelines is stated at $180 million, $193 million and $156 million for the years ended December 31, 2020, 2019, and 2018, respectively. In the financial statements, the Partnership’s total investment in Dakota is stated at $448 million and $461 million as of December 31, 2020 and 2019, respectively, and the Partnership’s total equity in net income of Dakota is stated at $139 million, $177 million, and $139 million for the years ended December 31, 2020, 2019, and 2018, respectively. The Pipelines’ and Dakota’s consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Pipelines and Dakota for 2020, 2019 and 2018, are based on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2021 expressed an unqualified opinion thereon.

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

Impairment review of equity method investments
Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Partnership has investments in nonconsolidated entities accounted for using the equity method totaling $3.2 billion as of December 31, 2020. The carrying value of each equity method investment is evaluated for impairment when indicators of a loss in value below the carrying value exist, including a lack of sustained earnings or a deterioration of market conditions, among others. When there are indicators of impairment, the Partnership estimates the fair value of the equity method investment. Fair value is primarily determined by the present value of expected cash flows using the weighted average cost of capital ("discount rate") and other assumptions. When the estimated fair value is lower than the carrying value, the Partnership considers whether that impairment is other-than-temporary.
Auditing the Partnership’s impairment assessments was complex and judgmental due to the estimation required in determining whether an investment had an indicator of impairment, the determination of fair value of the investment if an impairment was indicated, and to the extent that the estimated fair value is lower than carrying value, whether that impairment was other-than-temporary.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s equity method impairment review process, including controls over the identification of factors that may indicate an equity method investment is impaired, and as necessary, the subsequent determination of fair value and assessment of whether indicated impairments are other-than-temporary.
In order to test whether an impairment was indicated, we tested the Partnership’s evaluation of the investments’ earnings history and sustainability under current and expected market conditions. When impairment indicators were present, we performed audit procedures that included, among others, assessing the methodologies used by management to determine fair value, testing the significant assumptions, including projected revenues, operating expenses, discount rates and the underlying data used by the Partnership in its analyses. For example, we compared the estimated cash flows used within the assessment to current operating results and future expected economic trends. We also performed sensitivity analyses of significant assumptions to evaluate the impact of changes in significant assumptions to management’s fair value estimate and recalculated management’s estimate. Lastly, we evaluated management’s determination as to whether an indicated impairment was other than temporary, considering factors such as the duration and magnitude of the decline in value.

/s/ Ernst & Young LLP

Houston, Texas
February 24, 2021

We have served as the Partnership’s auditor since 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2020 and 2019, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes and our report dated February 24, 2021, expressed an unqualified opinion thereon.

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
February 24, 2021

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of
DCP Sand Hills Pipeline, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Sand Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in members’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 5, 2021

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of
DCP Southern Hills Pipeline, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Southern Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations, changes in members’ equity, and cash flows, for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Critical Audit Matters

Critical audit matters are matters arising from the current-period audit of the financial statements that were communicated or required to be communicated to the audit committee and that (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ Deloitte & Touche LLP

Denver, Colorado
February 5, 2021

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

Board of Managers and Members
Dakota Access, LLC

Opinion on the financial statements
We have audited the consolidated balance sheets of Dakota Access, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2020, and 2019, the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

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

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures include examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgements. We determined that there are no critical audit matters.

Pending litigation
As disclosed in the Company’s financial statements, the Company is currently party to legal proceedings, the ultimate outcome of which could adversely impact its operations. Currently, the resolution of these matters or the impact they may have on the Company and its operations cannot be determined. Our opinion is not modified with respect to this matter.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
February 11, 2021

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2020	2019	2018
Revenues and Other Income
Operating revenues—related parties	$1,008	1,097	1,012
Operating revenues—third parties	30	29	33
Equity in earnings of affiliates	493	535	439
Gain from equity interest transfer	84	—	—
Other income	3	6	2
Total revenues and other income	1,618	1,667	1,486

Costs and Expenses
Operating and maintenance expenses	342	405	354
Depreciation	135	120	117
Impairments	96	—	—
General and administrative expenses	66	67	64
Taxes other than income taxes	40	39	35
Interest and debt expense	121	108	115
Other expenses	7	2	1
Total costs and expenses	807	741	686
Income before income taxes	811	926	800
Income tax expense	3	3	4
Net Income	808	923	796
Less: Net income attributable to noncontrolling interest	17	—	—
Net Income Attributable to the Partnership	791	923	796
Less: Preferred unitholders’ interest in net income attributable to the Partnership	41	37	37
Less: General partner’s interest in net income attributable to the Partnership	—	140	240
Limited Partners’ Interest in Net Income Attributable to the Partnership	$750	746	519

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$3.29	4.45	4.22
Common units—diluted	3.27	4.29	4.00

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	228,333	167,655	122,769
Common units—diluted	242,153	181,475	136,588
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2020	2019	2018

Net Income	$808	923	796
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—	—
Other comprehensive income	—	—	—
Comprehensive Income	808	923	796
Less: Comprehensive income attributable to noncontrolling interest	17	—	—
Comprehensive Income Attributable to the Partnership	$791	923	796
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2020	2019
Assets
Cash and cash equivalents	$7	286
Accounts receivable—related parties	103	101
Accounts receivable—third parties	3	4
Materials and supplies	16	13
Prepaid expenses and other current assets	11	10
Total current assets	140	414
Equity investments	3,244	2,961
Net properties, plants and equipment	3,639	3,349
Goodwill	185	185
Other assets	50	52
Total Assets	$7,258	6,961

Liabilities
Accounts payable—related parties	$19	19
Accounts payable—third parties	73	84
Accrued interest	35	42
Deferred revenues	27	16
Short-term debt	465	25
Accrued property and other taxes	11	10
Other current liabilities	3	3
Total current liabilities	633	199
Long-term debt	3,444	3,491
Obligation from equity interest transfer	—	343
Other liabilities	90	94
Total Liabilities	4,167	4,127

Equity
Preferred unitholders (2020 and 2019—13,819,791 units issued and outstanding)	749	746
Common unitholders—public (2020—58,580,009 units issued and outstanding; 2019—58,539,439 units issued and outstanding)	2,706	2,717
Common unitholder—Phillips 66 (2020 and 2019—169,760,137 units issued and outstanding)	(656)	(628)
Accumulated other comprehensive loss	(1)	(1)
Total unitholders’ equity	2,798	2,834
Noncontrolling interest	293	—
Total Equity	3,091	2,834
Total Liabilities and Equity	$7,258	6,961
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2020	2019	2018
Cash Flows From Operating Activities
Net income	$808	923	796
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	135	120	117
Impairments	96	—	—
Undistributed equity earnings	7	(3)	(5)
Gain from equity interest transfer	(84)	—	—
Other	8	10	(36)
Working capital adjustments
Accounts receivable	(1)	(11)	(8)
Materials and supplies	(1)	—	—
Prepaid expenses and other current assets	(1)	10	(11)
Accounts payable	(16)	7	11
Accrued interest	(7)	5	2
Deferred revenues	11	(45)	30
Other accruals	—	—	(4)
Net Cash Provided by Operating Activities	955	1,016	892

Cash Flows From Investing Activities
Cash capital expenditures and investments	(910)	(1,095)	(738)
Advances/loans—related party	—	(95)	—
Collection of advances/loans—related party	—	95	—
Liberty acquisition	(75)	—	—
Return of investment from equity affiliates	177	67	43
Proceeds from sale of equity interest	—	81	—
Net Cash Used in Investing Activities	(808)	(947)	(695)

Cash Flows From Financing Activities
Issuance of debt	415	1,758	675
Repayment of debt	(25)	(1,286)	(575)
Issuance of common units	2	169	128
Debt issuance costs	—	(8)	—
Quarterly distributions to preferred unitholders	(38)	(37)	(37)
Quarterly distributions to common unitholders—public	(205)	(192)	(158)
Quarterly distributions to common unitholder—Phillips 66	(594)	(321)	(202)
Quarterly distributions to General Partner—Phillips 66	—	(206)	(216)
Net proceeds from equity interest transfer	40	342	—
Proceeds from noncontrolling interest	3	—	—
Distributions to noncontrolling interest	(32)	—	—
Other contributions from (distributions to) Phillips 66	8	(3)	4
Net Cash Provided by (Used in) Financing Activities	(426)	216	(381)

Net Change in Cash and Cash Equivalents	(279)	285	(184)
Cash and cash equivalents at beginning of period	286	1	185
Cash and Cash Equivalents at End of Period	$7	286	1
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity					Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

December 31, 2017	$746	2,274	487	(1,345)	(1)	—	2,161
Cumulative effect of accounting change	—	13	16	1	—	—	30
Issuance of common units	—	128	—	—	—	—	128
Net income	37	228	291	240	—	—	796
Quarterly cash distributions to unitholders and General Partner ($2.936 per common unit)	(37)	(158)	(202)	(216)	—	—	(613)
Other contributions from Phillips 66	—	—	—	7	—	—	7
December 31, 2018	746	2,485	592	(1,313)	(1)	—	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	—	(1)
Issuance of common units	—	173	—	—	—	—	173
Net income	37	252	494	140	—	—	923
Quarterly cash distributions to unitholders and General Partner ($3.400 per common unit)	(37)	(192)	(321)	(206)	—	—	(756)
Conversion of GP economic interest	—	—	(1,385)	1,381	—		(4)
Other distributions to Phillips 66	—	—	(8)	(2)	—	—	(10)
December 31, 2019	746	2,717	(628)	—	(1)	—	2,834
Issuance of common units	—	2	—	—	—	—	2
Net income	41	192	558	—	—	17	808
Quarterly cash distributions to unitholders ($3.500 per common unit)	(38)	(205)	(594)	—	—	—	(837)
Transfer of equity interest	—	—	—	—	—	305	305
Proceeds from noncontrolling interest	—	—	—	—	—	3	3
Distributions to noncontrolling interest	—	—	—	—	—	(32)	(32)
Other contributions from Phillips 66	—	—	8	—	—	—	8
December 31, 2020	$749	2,706	(656)	—	(1)	293	3,091
See Notes to Consolidated Financial Statements.

	Units
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2017	13,819,791	52,811,822	68,760,137	2,480,051	137,871,801
Units issued in public equity offerings	—	2,532,096	—	—	2,532,096
December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	3,195,521	—	—	3,195,521
Units issued in conversion of GP economic interest	—	—	101,000,000	(2,480,051)	98,519,949
December 31, 2019	13,819,791	58,539,439	169,760,137	—	242,119,367
Units issued in public equity offerings	—	40,570	—	—	40,570
December 31, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Description of the Business
We are a Delaware limited partnership formed in 2013 by wholly owned subsidiaries of Phillips 66. We are a growth-oriented master limited partnership formed to own, operate, develop and acquire primarily fee-based midstream assets.

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

The COVID-19 pandemic continues to disrupt economic activities globally. Reduced demand for petroleum products has resulted in decreased volumes through logistics infrastructure. The depth and duration of the economic consequences of the COVID-19 pandemic remain unknown. We continuously monitor our asset and investment portfolio for impairments in this challenging business environment. We recorded impairments totaling $96 million in 2020, and additional impairments may be required in the future.

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

Effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element.

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

Goodwill
Goodwill represents the excess of the purchase price over the estimated fair value of the net assets acquired in the acquisition of a business. Goodwill is not amortized, but rather is assessed for impairment annually and when events or changes in circumstances indicate that the fair value of the reporting unit with goodwill has been reduced below carrying value. The majority of our goodwill is related to acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. We have one reporting unit for our goodwill impairment assessment.

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

Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	2020	2019	2018

Pipelines	$436	473	454
Terminals	153	167	157
Storage, processing and other revenues	449	486	434
Total operating revenues	$1,038	1,126	1,045

The majority of our agreements with Phillips 66 are considered operating leases under GAAP. The classification of a lease as either an operating or a financing lease requires judgment in assessing the contract’s lease and service components and in determining the asset’s fair value. For reporting periods prior to our adoption of the new lease accounting standard, ASU No. 2016-02, as of January 1, 2019, the lease and service elements included in these contracts were separated with the lease element recognized in accordance with the existing lease accounting standard and service element recognized in accordance with the revenue accounting standard. Effective for periods after January 1, 2019, we elected to account for lease and service elements of contracts classified as leases on a combined basis under the provisions of ASU No. 2016-02, except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continue to separate the lease and service elements based on relative standalone prices and apply the lease standard to the lease element and the revenue standard to the service element.

Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	2020	2019

Lease revenues	$875	930
Service revenues	163	196
Total operating revenues	$1,038	1,126

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	2020	2019

Lease receivables	$87	87
Service receivables	19	18
Total accounts receivable	$106	105

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

Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	2020	2019

Deferred lease revenues	$45	41
Deferred service revenues	4	1
Total deferred revenues	$49	42

Future Minimum Lease Payments from Customers
At December 31, 2020, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

2021	$765
2022	752
2023	706
2024	588
2025	530
Remaining years	1,297
Total future minimum lease payments from customers	$4,638

Remaining Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 9 years. These contracts include both fixed and variable transaction price components. At December 31, 2020, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

2021	$124
2022	124
2023	124
2024	99
2025	95
Remaining years	381
Total future service revenues	$947

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 4—Equity Investments

The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	2020	2019

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$577	592
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	288	294
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	582	595
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	217	215
Explorer Pipeline Company (Explorer)	21.94	92	105
Gray Oak Pipeline, LLC	65.00	860	759
Liberty Pipeline LLC (Liberty)	50.00	241	—
Paradigm Pipeline LLC (Paradigm)	50.00	141	143
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	15	70
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	167	74
STACK Pipeline LLC (STACK)	50.00	64	114
Total equity investments		$3,244	2,961

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	2020	2019	2018

Bakken Pipeline	$173	226	177
Bayou Bridge	31	31	14
Sand Hills	138	150	119
Southern Hills	42	43	37
Explorer	20	33	43
Gray Oak Pipeline, LLC	68	3	1
Liberty	—	—	—
Paradigm	15	14	10
Phillips 66 Partners Terminal	(2)	25	28
South Texas Gateway Terminal	5	—	—
STACK	3	10	10
Total equity in earnings of affiliates	$493	535	439

Distributions received from our equity affiliates were $677 million, $599 million, and $477 million in 2020, 2019 and 2018, respectively.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
Dakota Access owns a pipeline system that transports crude oil from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois, and ETCO owns a connecting crude oil pipeline system from Patoka to Nederland, Texas. These two pipeline systems collectively form the Bakken Pipeline system, which is operated by a co-venturer. The Bakken Pipeline system went into service in June 2017. We have a positive basis difference of $48 million for this investment, which represents capitalized interest incurred during construction of the pipeline and a capital contribution disbursed to the co-venturer. The positive basis difference is being amortized over periods between 17 and 42 years.

In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of senior unsecured notes, consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At December 31, 2020, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

In March 2020, the trial court presiding over this litigation ordered the USACE to prepare an Environmental Impact Statement (EIS) and requested additional information to enable a decision on whether the Dakota Access Pipeline should be shut down while the EIS is being prepared. In July 2020, the trial court ordered the Dakota Access Pipeline to be shut down and emptied of crude oil within 30 days and that the pipeline should remain shut down pending the preparation of the EIS by the USACE, which the USACE has indicated is expected to take approximately 13 months. Dakota Access filed an appeal and a request for a stay of the order, which was granted. In January 2021, the appellate court affirmed the trial court’s order that: (1) vacated Dakota Access’s easement under Lake Oahe, and (2) directed the USACE to prepare an EIS. The appellate court did not affirm the trial court’s order that the Dakota Access Pipeline be shut down and emptied of crude oil. However, the appellate court acknowledged the precise consequences of the vacated easement remain uncertain. Since the pipeline is now an encroachment, the USACE could seek a shutdown of the pipeline during the preparation of the EIS. Alternatively, the trial court could again issue an injunction that the pipeline be shut down, assuming it makes all findings necessary for injunctive relief. A status hearing is scheduled for April 9, 2021, at which time the parties will discuss the appellate court’s decision and how the USACE plans to proceed given the vacating of the easement.

If the pipeline is required to cease operations pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

Gray Oak Pipeline, LLC
Gray Oak Pipeline, LLC was formed to develop and construct the Gray Oak Pipeline, which transports crude oil from the Permian and Eagle Ford to Texas Gulf Coast destinations that include Corpus Christi, Texas, and the Sweeny area, including the Phillips 66 Sweeny Refinery. We have a consolidated holding company that owns 65% of Gray Oak Pipeline, LLC.

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

In December 2018, a third party exercised its option to acquire a 35% interest in Holdings LLC. Because Holdings LLC’s sole asset was its 75% ownership interest in Gray Oak Pipeline, LLC, which was considered a financial asset, and because certain restrictions were placed on the third party’s ability to transfer or sell its interest in Holdings LLC during the construction of the Gray Oak Pipeline, the legal sale of the 35% interest did not qualify as a sale under GAAP. Rather, the third party’s subsequent cash contributions to Holdings LLC to fund its share of previously incurred and future construction costs plus a premium to us were reflected as a long-term obligation in the “Obligation from equity interest transfer” line item on our consolidated balance sheet and as financing cash inflows in the “Proceeds from equity interest transfer” line item on our consolidated statement of cash flows. The Gray Oak Pipeline commenced full operations in the second quarter of 2020 and the restrictions placed on the co-venturer were lifted on June 30, 2020, resulting in the recognition of the sale under GAAP. Accordingly, at June 30, 2020, the co-venturer’s 35% interest in the holding company was recharacterized from a long-term obligation to a noncontrolling interest on our consolidated balance sheet, and the premium of $84 million previously paid by the co-venturer in 2019 was recharacterized from a long-term obligation to a gain in our consolidated statement of income. During 2020 and 2019, the co-venturer contributed an aggregate of $61 million and $342 million, respectively, into Holdings LLC, and Holdings LLC used these contributions to fund its portion of Gray Oak Pipeline, LLC’s cash calls. We have an effective ownership interest of 42.25% in Gray Oak Pipeline, LLC, after considering our co-venturer’s 35% interest in the consolidated holding company.

In February 2019, Holdings LLC transferred a 10% interest in Gray Oak Pipeline, LLC, to a third party that exercised a purchase option, for proceeds of $81 million. The proceeds received from this sale are reflected as an investing cash inflow in the “proceeds from sale of equity interest” line item on our consolidated statement of cash flows.

In June 2019, Gray Oak Pipeline, LLC entered into a third-party term loan facility. We and our co-venturers provided a guarantee through an equity contribution agreement requiring proportionate equity contributions to Gray Oak Pipeline, LLC up to the total outstanding loan amount. The net proceeds from the term loan were used by Gray Oak Pipeline, LLC for construction of the Gray Oak Pipeline and repayment of amounts borrowed under a related party loan agreement that we and our co-venturers executed in March 2019 and terminated upon the repayment by Gray Oak Pipeline, LLC in June 2019. Our total related party loan to and repayment received from Gray Oak Pipeline, LLC was $95 million.

In September 2020, Gray Oak Pipeline, LLC closed its offering of $1.4 billion aggregate principal amount of senior unsecured notes with maturities ranging from 2023 to 2027. These senior notes are not guaranteed by the Partnership or any of its co-venturers. Net proceeds from the offering were used to repay the $1,379 million outstanding under the third-party term loan facility described above, and for general company purposes. Concurrent with the full repayment of the third-party term loan facility, the associated guarantee we issued through an equity contribution agreement was terminated.

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

Liberty
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for $75 million. The purchase price reflected the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. The transaction was funded through a combination of cash on hand and our revolving credit facility, and closed on March 2, 2020. Liberty was formed to develop and construct the Liberty Pipeline system which, upon completion, will transport crude oil from the Rockies and Bakken production areas to Cushing, Oklahoma. On March 24, 2020, we and our co-venturer announced we are deferring the development and construction of the Liberty Pipeline system as a result of the challenging business environment.

Liberty is considered a VIE because it does not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We have determined we are not the primary beneficiary because we and our co-venturer jointly direct the activities of Liberty that most significantly impact economic performance. At December 31, 2020, our maximum exposure to loss was $241 million, which represented the aggregate book value of our equity investment in Liberty.

Bayou Bridge
Bayou Bridge is a joint venture that owns a pipeline that transports crude oil from Nederland, Texas, to St. James, Louisiana. The Bayou Bridge Pipeline is operated by our co-venturer.

Sand Hills
Sand Hills is a joint venture with DCP Partners that owns an NGL pipeline system that extends from the Permian Basin and Eagle Ford to facilities along the Texas Gulf Coast and the Mont Belvieu, Texas market hub. The Sand Hills Pipeline system is operated by DCP Partners.

Southern Hills
Southern Hills is a joint venture with DCP Partners that owns an NGL pipeline system that extends from the Midcontinent region to the Mont Belvieu market hub. The Southern Hills Pipeline system is operated by DCP Partners. We have a negative basis difference of $88 million for this investment, which originated when the pipeline, formerly known as Seaway Products, was sold by Phillips 66 to a related party. The negative basis difference represents a deferred gain and is being amortized over 41 years.

Explorer
Explorer owns and operates a pipeline system that extends from the Texas Gulf Coast to Indiana. The Explorer Pipeline system transports refined petroleum products to more than 70 major cities in 16 U.S. states. We have a positive basis difference of $71 million for this investment, which represents fair value adjustments attributable to ownership increases in the pipeline. The positive basis difference is being amortized over periods between 7 and 15 years.

Paradigm
Paradigm is a joint venture that owns the Sacagawea pipelines and Keene Terminal in North Dakota. We account for the joint venture under the equity method of accounting due to governance provisions that require supermajority or unanimous voting on all decisions that significantly impact the governance, management and economic performance of the joint venture.

Phillips 66 Partners Terminal
Phillips 66 Partners Terminal is a joint venture that owns the Palermo Terminal in North Dakota. We account for the joint venture under the equity method of accounting due to governance provisions that require supermajority or unanimous voting on all decisions that significantly impact the governance, management and economic performance of the joint venture.

At December 31, 2020, we estimated the fair value of our investment in Phillips 66 Partners Terminal was below our book value, and we concluded the decline in fair value was not temporary, based upon our projections of future crude oil production in the joint venture’s area of operation. As a result, we recorded a $50 million impairment in the fourth quarter of 2020. The impairment is included in the “Impairments” line item on our consolidated statement of income. The fair value of this equity method investment was calculated by weighting the results of different economic scenarios using the income approach. The income approach uses a discounted cash flow model that requires various observable and unobservable inputs, including volumes, rates, expenses and discount rates. This valuation resulted in a Level 3 nonrecurring fair value measurement.

South Texas Gateway Terminal
In April 2018, we acquired a 25% interest in the South Texas Gateway Terminal under construction by a co-venturer, which connects to the Gray Oak Pipeline in Corpus Christi. The first dock of the marine export terminal began crude oil export operations in July 2020. The second dock commenced crude oil export operations in the fourth quarter of 2020.

During its development phase, South Texas Gateway Terminal was considered a VIE because it did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We determined we were not the primary beneficiary because we and our co-venturers jointly directed the activities of the terminal that most significantly impact economic performance. South Texas Gateway Terminal commenced primary operations in the fourth quarter of 2020 and ceased being a VIE.

STACK
STACK is a joint venture that owns and operates a crude storage terminal and a common carrier pipeline that transports crude oil from the Sooner Trend, Anadarko Basin, Canadian and Kingfisher Counties play in northwestern Oklahoma to Cushing, Oklahoma.

At December 31, 2020, we estimated the fair value of our investment in STACK was below our book value, and we concluded the decline in fair value was not temporary, based upon our projections of future crude oil production in the joint venture’s area of operation. As a result, we recorded a $46 million impairment in the fourth quarter of 2020. The impairment is included in the “Impairments” line item on our consolidated statement of income. The fair value of this equity method investment was calculated by weighting the results of different economic scenarios using the income approach. The income approach uses a discounted cash flow model that requires various observable and unobservable inputs, including volumes, tariffs, expenses and discount rates. This valuation resulted in a Level 3 nonrecurring fair value measurement.

Summarized 100% financial information for all equity investments is presented on a combined basis below:

	Millions of Dollars
	2020	2019	2018

Revenues	$2,670	2,753	2,294
Income before income taxes	1,583	1,894	1,536
Net income	1,545	1,832	1,518
Current assets	671	642	751
Noncurrent assets	12,884	12,072	9,561
Current liabilities	381	662	3,008
Noncurrent liabilities	4,673	4,322	496
From acquisition date forward.

Note 5—Net Income Per Limited Partner Unit

We calculate net income attributable to the Partnership per limited partner unit by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. After considering the period’s cash distributions declared, the remaining undistributed earnings or excess distributions declared over earnings, if any, are allocated to participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method for those periods in which we have participating securities. Participating securities included general partner units and associated incentive distribution rights prior to the restructuring transaction effective August 1, 2019. Our preferred units became participating securities effective October 1, 2020. See Note 13—Equity for information on the restructuring transaction and our preferred units.

For the diluted net income per limited partner unit calculation, the preferred units are assumed to be converted at the beginning of the period into common limited partner units on a one-for-one basis, and the distribution formula for available cash in our partnership agreement is recalculated, using the original available cash amount increased only for the preferred distributions declared which would not have been paid after conversion. Any potentially dilutive securities are excluded from the diluted earnings per unit computation if the effect of including such securities would be anti-dilutive.

	Millions of Dollars
	2020	2019	2018

Net income attributable to the Partnership	$791	923	796
Less:
General partner’s distributions declared (including IDRs)*	—	139	236
Limited partners’ distributions declared on preferred units*	41	37	37
Limited partners’ distributions declared on common units*	799	609	382
Distributions less than (more than) net income attributable to the Partnership	$(49)	138	141
*Distributions declared are attributable to the indicated periods.

	2020
	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$799	41	840
Distributions more than net income attributable to the Partnership	(49)	—	(49)
Net income attributable to the Partnership (basic)	750	41	791
Dilutive effect of preferred units	41
Net income attributable to the Partnership (diluted)	$791

Weighted-average units outstanding—basic	228,333,213
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,153,004

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$3.29
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	3.27

	2019
	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$609	139	37	785
Distributions less than net income attributable to the Partnership	137	1	—	138
Net income attributable to the Partnership (basic)	746	140	37	923
Dilutive effect of preferred units(1)	32
Net income attributable to the Partnership (diluted)	$778

Weighted-average units outstanding—basic	167,655,306
Dilutive effect of preferred units(1)	13,819,791
Weighted-average units outstanding—diluted	181,475,097

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$4.45
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	4.29
(1) The dilutive effect of the preferred units assumes the reallocation of net income attributable to the Partnership to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

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
(1) The dilutive effect of the preferred units assumes the reallocation of net income attributable to the Partnership to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

On January 19, 2021, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which resulted in a total distribution to common unitholders of $200 million attributable to the fourth quarter of 2020. This distribution was paid February 12, 2021, to common unitholders of record as of January 29, 2021.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders received $12 million of distributions attributable to the fourth quarter of 2020. This distribution was paid February 12, 2021, to preferred unitholders of record as of January 29, 2021.

Note 6—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 98%, 97% and 96% of our total operating revenues for the years ended December 31, 2020, 2019 and 2018, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation, crude oil processing, and rail-unloading services to Phillips 66 and other related parties.

We are potentially exposed to concentration of credit risk primarily through our accounts receivable from Phillips 66. These receivables have payment terms of 30 days or less and are settled against any existing payables we may have to Phillips 66 through Phillips 66’s interaffiliate settlement process. We monitor the creditworthiness of Phillips 66, which has an investment grade credit rating.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2020	2019

Land		$19	19
Buildings and improvements	3 to 30 years	115	94
Pipelines and related assets*	10 to 45 years	1,518	1,424
Terminals and related assets*	25 to 45 years	847	741
Rail racks and related assets*	33 years	137	137
Processing and related assets*	25 years	1,063	1,041
Caverns and related assets*	25 to 45 years	732	585
Construction-in-progress		394	367
Gross PP&E		4,825	4,408
Accumulated depreciation		(1,186)	(1,059)
Net PP&E		$3,639	3,349
*Assets for which we are the lessor.

Note 8—Goodwill

The carrying amount of goodwill was as follows:

	Millions of Dollars
	2020	2019

Beginning balance January 1	$185	185
Activity during the year	—	—
Ending balance December 31	$185	185

Note 9—Lease Assets and Liabilities

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

Operating lease ROU assets are recorded in the “Other assets” line item and lease liabilities are recorded in the “Other current liabilities” and “Other liabilities” line items on our consolidated balance sheet. During the years ended December 31, 2020 and 2019, the total operating lease ROU asset was $44 million.

Future minimum lease payments and recorded short- and long-term lease liabilities at December 31, 2020, for operating leases were:

Millions of Dollars

2021	$3
2022	3
2023	3
2024	3
2025	3
Remaining years	87
Future minimum lease payments	102
Amount representing interest or discounts	(58)
Total lease liabilities	44
Short-term lease liabilities	(1)
Long-term lease liabilities	$43

Operating lease costs and operating cash outflows for the year ended December 31, 2020 and 2019, were not material.

The weighted-average remaining lease term for our operating leases as of December 31, 2020 and 2019, was 34 and 35 years, respectively. The weighted-average discount rate for our operating leases as of December 31, 2020 and 2019, was 5.9%.

Note 10—Debt

Debt at December 31 was:

	Millions of Dollars
	2020	2019

2.450% Senior Notes due December 2024	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2020 and April 2021, at weighted-average rates of 0.360% and 1.850% at December 31, 2020 and 2019, respectively	50	75
Revolving credit facility borrowings due January 2021 at weighted-average rate of 1.397%	415	—
Debt at face value	3,940	3,550
Net unamortized discounts and debt issuance costs	(31)	(34)
Total debt	3,909	3,516
Short-term debt	(465)	(25)
Long-term debt	$3,444	3,491

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified as Level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $3,752 million and $3,650 million at December 31, 2020 and 2019, respectively. The fair value of our floating-rate debt approximated carrying value of $465 million and $75 million at December 31, 2020 and 2019, respectively.

Maturities of borrowings outstanding at December 31, 2020, inclusive of net unamortized discounts and debt issuance costs, for the five-year period ending 2025 were $465 million in 2021, $298 million in 2024 and $498 million in 2025.

During the year ended December 31, 2020, our debt at face value increased $390 million due to:

•Borrowings of $415 million under the revolving credit facility.
•Repayment of a $25 million tranche of the tax-exempt bonds.

Revolving Credit Facility
Our $750 million revolving credit facility may be used for direct bank borrowings and as support for issuances of letters of credit. We have an option to increase the overall capacity to $1 billion, subject to certain conditions. We also have the option to extend the facility for two additional one-year terms after its July 30, 2024, maturity date, subject to, among other things, the consent of the lenders holding the majority of the commitments and of each lender extending its commitment.

The facility is with a broad syndicate of financial institutions and contains covenants that are usual and customary for an agreement of this type, including that, as of the last day of each fiscal quarter, the ratio of total debt to EBITDA for the prior four fiscal quarters must be no greater than 5.0:1.0 (and 5.5:1.0 during the period following certain specified acquisitions). The facility has customary events of default, such as nonpayment of principal when due; nonpayment of interest, fees or other amounts; and violation of covenants.

Outstanding revolving borrowings under the facility bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the facility) plus the applicable margin. The facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on our credit ratings in effect from time to time. Borrowings under the facility may be short-term or long-term in duration, and we may at any time prepay outstanding borrowings under the facility, in whole or in part, without premium or penalty. At December 31, 2020, borrowings of $415 million were outstanding under this facility, compared with no borrowings outstanding under this facility at December 31, 2019. At both December 31, 2020 and 2019, $1 million in letters of credit had been issued that were supported by this facility.

Tax-Exempt Bonds
In 2017, we assumed four $25 million tranches of tax-exempt bonds issued by the Brazos River Harbor Navigation District. We repaid one tranche in 2018 and another tranche in April 2020. The two remaining tranches, totaling $50 million, mature in April 2021.

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

2019 Senior Notes
On September 6, 2019, we closed on a public offering of $900 million aggregate principal amount of unsecured notes consisting of:

•$300 million aggregate principal amount of 2.450% Senior Notes due December 15, 2024.
•$600 million aggregate principal amount of 3.150% Senior Notes due December 15, 2029.

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

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. At December 31, 2020 and 2019, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 12—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2020	2019

Asset retirement obligations	$11	11
Accrued environmental costs	2	3
Total asset retirement obligations and accrued environmental costs	13	14
Asset retirement obligations and accrued environmental costs due within one year	(1)	(1)
Long-term asset retirement obligations and accrued environmental costs	$12	13

Asset Retirement Obligations
We have asset retirement obligations we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of certain pipelines. Most of these obligations are not expected to be paid until many years in the future.
During 2020 and 2019, our asset retirement obligations changed as follows:

	Millions of Dollars
	2020	2019

Balance at January 1	$11	11
Accretion of discount	1	—
New obligations	—	—
Changes in estimates of existing obligations	(1)	—
Balance at December 31	$11	11

Note 13—Equity

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. For the year ended December 31, 2020, on a settlement-date basis, we issued an aggregate of 40,570 common units, generating net proceeds of $2 million. We temporarily suspended issuances under the ATM program in the first quarter of 2020 due to low common unit prices. During the year ended December 31, 2019, on a settlement-date basis, we issued an aggregate of 3,195,521 common units, generating net proceeds of $173 million. Since inception in June 2016 through December 31, 2020, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

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

Preferred Units
The preferred units rank senior to all common units with respect to distributions and rights upon liquidation. The holders of the preferred units were entitled to receive cumulative quarterly distributions equal to $0.678375 per unit, beginning for the quarter ended December 31, 2017, with a prorated amount from the date of issuance. Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders as if such preferred units had converted into common units immediately prior to the record date.

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

Note 14—Related Party Transactions

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

Related Party Transactions
Significant related party transactions included in our costs and expenses were:

	Millions of Dollars
	2020	2019	2018

Operating and maintenance expenses	$184	258	214
General and administrative expenses	62	65	60

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	2020	2019

Prepaid expenses and other current assets	$7	7
Other assets	47	44
Deferred revenues	27	16
Other current liabilities	1	1
Other liabilities	64	70

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

Note 15—Employee Benefit Plans

Pension and Retirement Savings Plans
Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our wholly owned businesses are employed by Phillips 66. Those employees participate in benefit plans sponsored by Phillips 66. Most employees of Phillips 66 who provide direct support to our operations do so under the provisions of the amended and restated operational services agreement, which fees include a burden for benefit costs.

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

From the closing of our initial public offering through December 31, 2020, we have only issued phantom units under the ICP and have only made issuances to non-employee directors.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the date the phantom unit is settled after the vesting period (settlement date), and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount equal to any cash distributions paid on a common unit during that time. During the year ended December 31, 2020, we granted a total of 6,092 phantom units to non-employee directors of the Partnership. For the years ended December 31, 2019 and 2018, we granted a total of 4,950 and 4,326 phantom units, respectively. On the grant date, phantom units awarded to non-employee directors become non-forfeitable; therefore, we immediately recognize expense equal to the grant-date fair value of the award. Phantom units awarded under the ICP do not have voting rights.

Note 17—Income Taxes

We are not a taxable entity for U.S. federal income tax purposes or for the majority of states that impose an income tax. Taxes on our net income are borne generally by our limited partners through the allocation of taxable income. Our income tax provision results from state laws that apply to entities organized as partnerships. For us, this is primarily the state of Texas.

At December 31, 2020 and 2019, we had a net deferred tax liability of $10 million and $9 million, respectively. The net deferred tax liability was primarily associated with PP&E and equity investments.

Our effective tax rate was less than 1% for the years ended December 31, 2020, 2019 and 2018.

At December 31, 2020 and 2019, we had no liability reported for uncertain tax positions. We also did not have any interest or penalties related to income taxes for the years ended December 31, 2020, 2019 and 2018. Texas tax returns for the years 2014 and forward are subject to examination.

Note 18—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	2020	2019	2018

Cash capital expenditures and investments	$910	1,095	738
Change in capital expenditure accruals	5	(13)	38
Total capital expenditures and investments	$915	1,082	776

	Millions of Dollars
	2020	2019	2018
Cash Payments
Interest and debt expense	$124	100	109

Note 19—Other Financial Information

	Millions of Dollars
	2020	2019	2018
Interest and Debt Expense
Incurred
Debt	$138	133	119
Other	4	3	3
	142	136	122
Capitalized	(21)	(28)	(7)
Expensed	$121	108	115

Other Income
Interest income	$1	3	1
Other	2	3	1
Total other income	$3	6	2

Selected Quarterly Financial Data (Unaudited)

	Millions of Dollars				Per Common Unit
	Total Revenues and Other Income	Income Before Income Taxes	Net Income Attributable to the Partnership	Limited Partners’ Interest in Net Income Attributable to the Partnership	Net Income Attributable to the Partnership
					Basic	Diluted
2020
First	$404	227	226	216	0.95	0.93
Second	430	255	255	246	1.07	1.05
Third	394	217	206	196	0.86	0.85
Fourth	390	112	104	92	0.40	0.40

2019
First	$423	199	198	119	0.96	0.92
Second	401	234	233	153	1.23	1.15
Third	411	238	237	228	1.18	1.15
Fourth	432	255	255	246	1.08	1.06

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2020, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2020.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

PART III

Item 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Management of Phillips 66 Partners LP
Phillips 66 Partners GP LLC, our General Partner, is a wholly-owned subsidiary of Phillips 66. Our General Partner manages our operations and activities through its directors and executive officers. Our unitholders do not nominate candidates for, or vote for the election of, the directors of our General Partner. Through its indirect ownership of all of the membership interests in our General Partner, Phillips 66 elects all members of our General Partner’s board of directors (the “Board”). Directors are elected by the sole member of our General Partner and hold office until their successors have been elected or qualified or until their earlier death, resignation, removal or disqualification. Our General Partner’s executive officers are appointed by, and serve at the discretion of, the Board.

References in this Part III to our “Board,” “directors” or “officers” refer to the board, directors and officers of our General Partner.

Neither we nor our subsidiaries have any employees. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. All of the employees that conduct our business are directly employed by affiliates of our General Partner, but we sometimes refer to these individuals as our employees for ease of reference.

Directors and Executive Officers of Phillips 66 Partners GP LLC
The following table shows our directors and executive officers and their ages as of February 24, 2021. Rosy Zuklic served as Vice President and Chief Operating Officer of our General Partner until November 2020 when she assumed a role in the Global Marketing organization of Phillips 66. In connection with Ms. Zuklic’s change in responsibilities, Timothy D. Roberts assumed the role of Vice President and Chief Operating Officer and became an executive officer, as that term is defined under Rule 3b-7 of the Securities Exchange Act of 1934, as amended.

Name		Age
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	63
Kevin J. Mitchell	Director, Vice President and Chief Financial Officer	54
Timothy D. Roberts	Director, Vice President and Chief Operating Officer	59
Robert A. Herman	Director	61
Paula A. Johnson	Director	57
P.D. (David) Bairrington	Director	65
Mark A. Haney	Director	66
C. Douglas Johnson	Director	61
Joseph W. O’Toole	Director	82
Chukwuemeka A. Oyolu	Vice President and Controller	51

Greg C. Garland has served as Chief Executive Officer and Chairman of the Board since March 2013. He has been Chairman of the Board of Directors and Chief Executive Officer of Phillips 66 since April 2012. Mr. Garland previously served as Senior Vice President, Exploration and Production—Americas for ConocoPhillips from 2010 to 2012 and as President and Chief Executive Officer of Chevron Phillips Chemical Company LLC (CPChem) from 2008 to 2010.

Qualifications: Mr. Garland brings to the Board extensive energy industry expertise and knowledge of all aspects of our business.

Other Public Company Directorships: Phillips 66 (since 2012) and Amgen Inc. (since 2013)

Kevin J. Mitchell was elected to the Board in January 2016 and has served as Vice President and Chief Financial Officer since that time. Mr. Mitchell has been Executive Vice President, Finance and Chief Financial Officer of Phillips 66 since January 2016, having previously served as Vice President, Investor Relations since September 2014. Mr. Mitchell also has been a member of the board of directors of CPChem since 2016.

Qualifications: Mr. Mitchell brings to the Board extensive energy industry experience, specifically in the areas of finance and accounting, compliance, risk management, and investor relations.

Other Public Company Directorship: None in the past five years.

Timothy D. Roberts was elected to the Board in April 2016 and has been Vice President and Chief Operating Officer, since November 2020. Mr. Roberts previously served as Vice President, Operations, from August 2018 to November 2020. Mr. Roberts has been Executive Vice President, Midstream for Phillips 66 since August 2018, previously serving as Executive Vice President, Marketing and Commercial from January 2017 to August 2018 and Executive Vice President, Strategy and Business Development from April 2016 through January 2017. Before joining Phillips 66, Mr. Roberts was a senior executive at LyondellBasell Industries NV, where he served in various executive positions. Mr. Roberts also has been a member of the board of directors of CPChem since 2018.

Qualifications: Mr. Roberts brings to the Board significant industry experience in the energy industry as well as unique perspective and guidance from his role as Executive Vice President, Midstream for Phillips 66.

Other Public Company Directorships: None in the past five years.

Robert A. Herman was elected to the Board in June 2014. Mr. Herman also currently serves as a Vice President and previously served as our Senior Vice President, Operations from 2014 to 2018. Mr. Herman has been Executive Vice President, Refining of Phillips 66 since September 2017, previously serving as Executive Vice President, Midstream, from June 2014 to September 2017.

Qualifications: Mr. Herman brings to the Board significant industry experience he has gained over more than 35 years in various technical and leadership roles within the oil and gas industry, including his prior role as Executive Vice President, Midstream of Phillips 66.

Other Public Company Directorships: None in the past five years.

Paula A. Johnson was elected to the Board in October 2020. Ms. Johnson has served as our Vice President and General Counsel since 2013. Ms. Johnson has been Executive Vice President, Legal and Government Affairs, General Counsel and Corporate Secretary of Phillips 66 since 2012. Prior to joining Phillips 66, Ms. Johnson held a series of positions between 2002 and 2012 in the ConocoPhillips legal department.

Qualifications: Ms. Johnson brings to the Board considerable experience in legal and business affairs, transactional law, regulatory compliance and corporate governance, ethics and risk management matters, as well as an energy industry background.

Other Public Company Directorships: None in the past five years.

P.D. (David) Bairrington was elected to the Board in August 2016. Mr. Bairrington is the managing partner of a family owned real estate development company, JDMD Development, LLC. Mr. Bairrington previously spent 33 years in the energy industry with Phillips Petroleum Company and ConocoPhillips, from which he retired in June 2011, including a number of executive positions as a former board member of joint venture companies.

Qualifications: Mr. Bairrington brings extensive experience in the energy industry, including leadership experience with operating responsibilities and oversight of joint ventures.

Other Public Company Directorships: None in the past five years.

Mark A. Haney was elected to the Board in July 2013. Mr. Haney previously served in various executive and management roles at CPChem, including as Executive Vice President of Olefins and Polyolefins of CPChem until his retirement in December 2011. Prior to that, Mr. Haney served in numerous management roles with Phillips Petroleum Company.

Qualifications: Mr. Haney brings extensive experience in the energy industry, including leadership experience with operating responsibilities as well as other public company board service.

Other Public Company Directorships: Advanced Drainage Systems, Inc. (since 2014)

C. Douglas Johnson was elected to the Board in October 2020. Mr. Johnson served as Vice President and Controller of both Phillips 66 Partners and Phillips 66 from 2012 to 2014. Prior to that, Mr. Johnson served in various finance roles at ConocoPhillips. Mr. Johnson also served as a member of the board of directors of CPChem from 2012 to 2014.

Qualifications: Mr. Johnson brings to the Board considerable energy industry expertise, particularly in finance and accounting, as well as experience serving on public company boards.

Other Public Company Directorships: Gulfport Energy Corporation (since 2015) and Altus Midstream Company (2018-2020)

Joseph W. O’Toole was elected to the Board in July 2014. Mr. O’Toole is currently the managing partner of Maeve Investment Company, LP, a private investment company. Mr. O’Toole retired as Vice President General Tax Officer and General Tax Counsel of Phillips Petroleum Company in 1999, a position he held since 1977.

Qualifications: Mr. O’Toole brings extensive experience in the energy industry and knowledge of industry accounting, tax and financial practices.

Other Public Company Directorships: None in the past five years.

Chukwuemeka A. Oyolu has served as Vice President and Controller since December 2014. Mr. Oyolu has also served as Vice President and Controller of Phillips 66 since December 2014.

Other Public Company Directorships: None in the past five years.

DIRECTOR INDEPENDENCE
The Board currently consists of nine directors. The NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our Board. We are, however, required to have an Audit Committee comprised solely of independent directors. The Board considered all relevant facts and circumstances including, without limitation, transactions between the director directly or organizations with which the director is affiliated and us, any service by the director on the board of a company with which we conduct business, and the frequency and dollar amounts associated with these transactions, and has determined that each of Messrs. Haney, O’Toole, Bairrington and Johnson meets the independence standards and has no material relationship with us other than as a director, and satisfies the independence requirements of the NYSE and applicable SEC rules.

BOARD LEADERSHIP STRUCTURE
Our Corporate Governance Guidelines provide the Board with the flexibility to determine the optimal leadership for the Board depending upon our particular needs and circumstances. The Board has determined that Mr. Garland is in the best position at this time to serve as Chairman due to his extensive knowledge of all aspects of our business, as well as our continued relationship with Phillips 66. Mr. Haney, an independent director, has been appointed as the Lead Director to preside at executive sessions of the non-management and independent Board of Directors.

COMMITTEES OF THE BOARD
Our Board has a standing Audit Committee and Conflicts Committee, and may have such other committees as the Board shall determine from time to time. Each committee operates under a written charter, which is available on the “Corporate Governance” page of our website. Each charter requires the applicable committee to annually assess and report to the Board on the adequacy of the charter. Because we are a limited partnership, we are not required to have a compensation committee or a nominating/corporate governance committee.

Audit Committee
Our General Partner has an Audit Committee consisting of four directors, each of whom meets the independence and experience standards established by the NYSE and the SEC. The members of the Audit Committee are Messrs. Bairrington, Haney, O’Toole and Johnson. Mr. O’Toole serves as the chair of the Audit Committee, and the Board has determined that Mr. O’Toole is an audit committee financial expert. The Audit Committee assists the Board in its oversight of the integrity of our financial statements and our compliance with legal and regulatory requirements and corporate policies and controls. The Audit Committee has the sole authority to retain and terminate our independent registered public accounting firm, pre-approve all auditing services and related fees and the terms thereof, and pre-approve any non-audit services to be rendered by our independent registered public accounting firm. The Audit Committee is also responsible for confirming the independence and objectivity of our independent registered public accounting firm. Our independent registered public accounting firm has unrestricted access to the Audit Committee. The Audit Committee has a written charter adopted by the Board, which is available on our website.

Conflicts Committee
The Conflicts Committee reviews specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The members of our Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors. In addition, the members of our Conflicts Committee may not own any interest in our General Partner or its affiliates other than common units or awards under our incentive compensation plan. The members of the Conflicts Committee are Messrs. Bairrington, Haney, and Johnson. Mr. Haney serves as the chair. The Board determines whether to refer a matter to the Conflicts Committee on a case-by-case basis.

Code of Business Ethics and Conduct
Our General Partner has adopted a Code of Business Ethics and Conduct that applies to all directors and employees designed to help directors and employees resolve ethical issues in an increasingly complex global business environment. Our Code of Business Ethics and Conduct covers topics including, but not limited to, conflicts of interest, insider trading, competition and fair dealing, discrimination and harassment, confidentiality, payments to government personnel, anti-boycott laws, U.S. embargoes and sanctions, compliance procedures and employee complaint procedures. We also have a Code of Ethics for the Principal Executive Officer and Senior Financial Officers. This code supplements the Code of Business Ethics and Conduct and is applicable to our Chief Executive Officer, Chief Financial Officer and Controller. Any amendments to or waivers from the Code of Ethics for the Principal Executive Officer and Senior Financial Officers will be posted on our website. Both codes are available on our website under the “Corporate Governance” caption. Unitholders may also request printed copies of our Code of Business Ethics and Conduct by following the instructions located under the section “Website Access to SEC Reports” in Items 1 and 2. Business and Properties.

Section 16(a) Beneficial Ownership Reporting Compliance
Section 16(a) of the Securities Exchange Act of 1934 requires directors and executive officers of our General Partner, and persons who own more than 10% of a registered class of our equity securities, to file reports of ownership and changes in ownership of our common units with the SEC and to furnish us with copies of the forms they file. To our knowledge, based solely upon a review of the copies of such reports furnished to us and written representations of our officers and directors, during the year ended December 31, 2020, all Section 16(a) reports applicable to our officers and directors were filed on a timely basis.

Item 11. EXECUTIVE COMPENSATION

Neither we nor our General Partner employ the individuals who serve as executive officers of our General Partner and are responsible for managing our business. We are managed by our General Partner, the executive officers of which are employees of Phillips 66. We and our General Partner have entered into an omnibus agreement, as amended, with Phillips 66 pursuant to which, among other matters:

•Phillips 66 makes available to our General Partner the services of the Phillips 66 employees who serve as the executive officers of our General Partner.

•Our General Partner is obligated to reimburse Phillips 66 for an allocated portion of the costs that Phillips 66 incurs in providing compensation and benefits to certain Phillips 66 employees, including the executive officers of our General Partner who devote at least a majority of their working time to our business (but not the executive officers of our General Partner who devote less than a majority of their working time to our business).

•Our General Partner pays an operational and administrative support fee to Phillips 66 to cover, among other things, the services provided to us by the executive officers of our General Partner who devote less than a majority of their working time to our business.

Pursuant to SEC rules, we are required to disclose certain compensation information for our “named executive officers,” which generally includes our chief executive officer, chief financial officer and the three other most highly compensated executive officers serving as such as of the end of the last fiscal year. As of December 31, 2020, our executive officers included Messrs. Garland, Mitchell, Roberts and Oyolu. However, SEC rules also state that it is appropriate to include up to two additional executive officers who would have been included in the definition of named executive officer had they been serving as an executive officer as of the end of the year. For this reason, we are including Ms. Zuklic in our list of named executive officers (NEOs) notwithstanding that she was not serving as an executive officer at the end of 2020. Our NEOs for 2020 were:

•Greg C. Garland, Chairman and Chief Executive Officer

•Kevin J. Mitchell, Vice President and Chief Financial Officer

•Timothy D. Roberts, Vice President and Chief Operating Officer (from November 2020)

•Rosy Zuklic, Vice President and Chief Operating Officer (until November 2020)

•Chukwuemeka A. Oyolu, Vice President and Controller

Compensation Discussion and Analysis
Messrs. Garland, Mitchell, Roberts and Oyolu, who were also officers of Phillips 66 during 2020, devoted the majority of their time to their respective roles at Phillips 66 and also spent time, as needed, directly managing our business and affairs. Pursuant to the terms of the amended omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by these individuals. Messrs. Garland, Mitchell, Roberts and Oyolu do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and, except for the fixed operational and administrative support fee we pay to Phillips 66, we did not otherwise pay or reimburse any compensation amounts to or for them during 2020.

Prior to assuming her role at Phillips 66 in November 2020, Ms. Zuklic devoted substantially all her working time to our business and, pursuant to the terms of the amended omnibus agreement, we reimbursed Phillips 66 for all the compensation and benefits paid to her with respect to time spent managing our business. Mr. Roberts assumed the role of Chief Operating Officer in November 2020; however, he will continue to devote the majority of his time at his role at Phillips 66 as Executive Vice President, Midstream. Mr. Roberts will not receive any separate compensation for his services to our business or as an executive officer of the General Partner.

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

See Note 14—Related Party Transactions—Amended Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Elements of Compensation
Phillips 66 provides compensation to its executives in the form of base salaries, annual cash incentive awards, long-term equity incentive awards and participation in various employee benefits plans and arrangements, including broad-based and supplemental defined contribution plans, defined benefit retirement plans and executive life insurance arrangements. Phillips 66 also provides additional benefits to approved senior officers, such as executive physicals, executive financial planning and physical security. In addition, although our NEOs have not entered into employment agreements with Phillips 66, our NEOs are eligible to participate in Phillips 66’s severance or executive severance and change in control plans, pursuant to which they would receive severance payments and benefits from Phillips 66 in the event of an involuntary termination of employment (sometimes with an enhanced level of payment if such termination occurs in connection with a change in control of Phillips 66). In the future, Phillips 66 and/or our General Partner may provide different and/or additional compensation components, benefits and/or perquisites to our NEOs, to ensure that they are provided with a comprehensive and competitive compensation structure.

Other than the fixed operational and administrative support fee that we pay to Phillips 66 pursuant to the terms of the amended omnibus agreement, and any awards that may be granted in the future to Messrs. Garland, Mitchell, Roberts and Oyolu under the Incentive Compensation Plan (ICP), we will not pay or reimburse any compensation amounts to or for these individuals. For a detailed discussion of the compensation and benefits that Phillips 66 provides to its NEOs, and its philosophy, objectives and policies related to executive compensation, please refer to the Compensation Discussion and Analysis section of Phillips 66’s 2021 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov. The following sets forth a more detailed explanation of the elements of Phillips 66’s executive compensation program for Ms. Zuklic.

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

Annual Cash Bonus. Phillips 66’s annual cash incentive program provides participants with an opportunity to earn annual cash bonus awards generally based on company, business unit and individual performance. Target annual bonus levels are established at the beginning of each year and are based on a percentage of the executive’s eligible earnings. For 2020, Ms. Zuklic had an annualized target bonus of 45% of her eligible earnings.

For 2020, Phillips 66 used the following metrics in relation to the corporate performance of Phillips 66 as a whole for annual bonus program purposes, with the weightings specified as follows:

Adjusted EBITDA	40%
Operating Excellence	35%
Adjusted Controllable Cost	15%
High-Performing Organization	10%

The Compensation Committee used its judgment in assessing results in relation to the foregoing categories of criteria to award between zero and 200% of each NEO’s target bonus. There are multiple award units within Phillips 66 designed to measure performance and reward employees according to business unit performance. Performance criteria include quantitative and qualitative metrics specific to each business unit, such as EBITDA, cost control, safety and operational excellence, and resource and talent management. Finally, an individual performance adjustment may be applied for its executives and key employees. For 2020, Phillips 66 paid a cash bonus to Ms. Zuklic at a level of approximately 119% of her target award to recognize the overall performance of Phillips 66, the performance of Midstream, including Phillips 66 Partners, and her individual contributions.

Long-Term Equity-Based Compensation Awards. Phillips 66 maintains a long-term incentive program pursuant to which it grants equity-based awards in Phillips 66 stock to its executives and key employees. Awards are paid out from zero to 200% of target depending on Phillips 66’s performance relative to the applicable targets. For the performance periods presented, payout levels for the Performance Share Program (PSP) awards were based on Phillips 66’s Total Shareholder Return (TSR) (50%), as compared to a group of Phillips 66’s peer companies, and after-tax Return on Capital Employed (ROCE) (50%), as compared to both its weighted average cost of capital and a group of Phillips 66’s peer companies. Generally, performance at the 50th percentile of the peer group would result in a target payout subject to any adjustments made by the Compensation Committee. For performance periods that ended in 2020, payouts for the PSP were made in cash at the end of the performance period, with no escrow period.

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

For 2020, Phillips 66’s long-term incentive program delivered 50% of long-term target value in the form of performance share units through the PSP, 25% in the form of stock options and 25% in the form of restricted stock units. This reflects the cyclical nature of its business, promotes retention of high-performing talent and supports succession planning.

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

The severance plan provides that if Phillips 66 terminates the employment of an executive other than for cause, the executive will receive the following benefits:

•An amount equal to three weeks of pay for each year of service up to a maximum of 60 weeks of pay.

•Continued eligibility for a pro rata portion of the annual bonus paid with respect to the year of termination.

•Layoff treatment under compensation plans that generally allows the executive to retain grants of Phillips 66 stock options and restricted stock units, and maintain eligibility for Phillips 66 PSP awards for ongoing periods in which the NEO had participated for at least one year.

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

Compensation Consultants
Our General Partner does not have a compensation committee, and its Board of Directors did not retain a compensation consultant in 2020.

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

Compensation Risk Assessment
The Compensation Committee oversees the risk assessment performed by Phillips 66 management of all elements of its compensation programs, policies and practices for all employees. A discussion of this risk assessment will be included in the Compensation Discussion and Analysis section of Phillips 66’s 2021 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

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

The Independent Directors have submitted this Report to the Board of Directors as of February 24, 2021:

•P.D. (David) Bairrington
•Mark A. Haney
•C. Douglas Johnson
•Joseph W. O’Toole

Summary Compensation Table

The following table summarizes the compensation for our NEOs for fiscal years 2020, 2019 and 2018.

Name and Principal Position	Year	Salary(2) ($)	Stock Awards(3) ($)	Stock Options(4) ($)	Non-Equity Incentive Compensation Plan(5) ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings(6) ($)	All Other Compensation(7) ($)	Total ($)

Greg C. Garland, Chief Executive Officer (1)	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
Kevin J. Mitchell, Vice President and Chief Financial Officer (1)	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
Timothy D. Roberts, Vice President and Chief Operating Officer (1)	2020	—	—	—	—	—	—	—
Rosy Zuklic, Vice President and Chief Operating Officer (8)	2020	339,786	298,806	99,540	182,210	53,716	69,912	1,043,970
	2019	328,300	357,742	94,932	298,425	53,253	76,850	1,209,502
Chukwuemeka A. Oyolu, Vice President and Controller (1)	2020	—	—	—	—	—	—	—
	2019	—	—	—	—	—	—	—
	2018	—	—	—	—	—	—	—
(1) Messrs. Garland, Mitchell, Roberts and Oyolu do not receive separate compensation for services to us.
(2) Includes any amounts that were voluntarily deferred under Phillips 66’s Key Employee Deferred Compensation Plan.
(3) Amounts shown represent the aggregate grant date fair value of awards determined in accordance with generally accepted accounting principles in the United States (GAAP) and reflect awards granted under Phillips 66’s PSP and Phillips 66’s Restricted Stock Program. These include awards that are expected to be finalized as late as 2022. Amounts shown relating to PSP are targets because target is the probable outcome for the applicable performance period, consistent with the accounting treatment under GAAP. If the maximum payout were used for the PSP awards the amounts shown relating to PSP would double, although the value of the actual payout would depend on the stock price at the time of the payout. If the minimum payout were used, the amounts for PSP awards would be reduced to zero. Actual payouts with regards to the targets set for the performance period that ended in 2020 were approved by the Compensation Committee at its February 2021 meeting. Earned payouts under the PSP 2020-2022 are expected to be made in cash at the end of the applicable performance period and will be forfeited if the NEO terminates prior to the end of the performance period (other than for death or following disability or after a change in control). If the NEO retires after age 55 and with five years of service, the NEO is entitled to a prorated award for any ongoing program in which he or she participated for at least 12 months.
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
(7) Amounts shown represent company contributions under the Phillips 66 Matching Gift Program, company contributions made under our tax-qualified savings plan and non-qualified deferred compensation plan, costs associated with executive physicals, costs associated with financial counseling services with approved provider and occasionally, small gifts with associated tax protection.
(8) Ms. Zuklic is the former Vice President and Chief Operating Officer, and although she was not serving as an executive officer at the end of the year, disclosure is provided pursuant to Item 402(a)(3)(iv) of Regulation S-K.

Explanatory Note

Each of the tables set forth below in this Item 11 include information only for Ms. Zuklic, as she is the only individual named in the Summary Compensation Table for whom we directly reimbursed Phillips 66 for compensation expense. Ms. Zuklic is the former Vice President and Chief Operating Officer, and although she was not serving as an executive officer at the end of the year, disclosure is provided pursuant to Item 402(a)(3)(iv) of Regulation S-K.

Grants of Plan-Based Awards

The following table provides additional information about plan-based compensation disclosed in the Summary Compensation Table.

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards(2)			Estimated Future Payouts Under Equity Incentive Plan Awards(3)			All Other Stock Awards: Number of Shares of Stock or Units (#)	All Other Option Awards: Number of Securities Underlying Options (#)	Exercise or Base Price of Option Awards ($/sh)	Grant Date Fair Value of Stock and Option Awards(4) ($)
Name	Grant Date(1)	Threshold ($)	Target ($)	Maximum ($)	Threshold (#)	Target (#)	Maximum (#)

Ms. Zuklic		—	152,904	382,260	—	—	—	—	—	—	—
	2/4/2020	—	—	—	—	—	—	1,210	—	—	108,380
	2/4/2020	—	—	—	—	2,126	4,252	—	—	—	190,426
	2/4/2020	—	—	—	—	—	—	—	6,300	89.57	99,540
(1) The grant date shown is the date on which the Compensation Committee approved the target awards.
(2) Threshold and maximum awards are based on the provisions in the VCIP. Actual awards earned can range from 0 to 200% of the target awards, with a further possible adjustment of +/- 50% of the target award depending on individual performance. The Compensation Committee retains the authority to make awards under the program and to use its judgment in adjusting awards, including making awards greater than the amounts shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66. Actual payouts under the annual bonus program for 2020 are calculated using base salary earned in 2020 and reflected in the “Non-Equity Incentive Compensation Plan” column of the “Summary Compensation Table”.
(3) Threshold and maximum awards are based on the provisions of the PSP. Actual awards earned can range from 0 to 200% of the target awards. Performance periods under the PSP cover a three-year period, and since a new three-year period commences each year, there could be three overlapping performance periods ongoing at any time. In 2020, targets were set for Ms. Zuklic with respect to an award for the three-year performance period beginning in 2020 and ending in 2022. The Compensation Committee retains the authority to make awards under the PSP using its judgment, including making awards greater than the maximum payout shown in the table above, provided the award does not exceed amounts permitted under the 2013 Omnibus Stock and Performance Incentive Plan of Phillips 66.
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

Outstanding Equity Awards at Fiscal Year End

We have not granted, and none of our NEOs have received any grants of, unit or unit-based awards and no such awards were outstanding as of December 31, 2020. We may make grants of unit and unit-based awards to our NEOs and other key employees under the ICP. See “Our Incentive Compensation Plan,” for additional information.

Our NEOs have received and may continue to receive equity or equity-based awards in Phillips 66 under Phillips 66’s equity compensation programs.

Name	Grant Date (1)	Option Awards (2)				Stock Awards
		Number of Securities Underlying Unexercised Options Exercisable(3) (#)	Number of Securities Underlying Unexercised Options Unexercisable (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested(4) (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested(5) (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

Ms. Zuklic	2/7/2017	3,200	—	78.475	2/7/2027
	2/6/2018	1,800	900	94.850	2/6/2028
	2/5/2019	1,800	3,600	94.9675	2/5/2029
	2/4/2020	—	6,300	89.570	2/4/2030
						2,948	206,183	9,596	671,144
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
(3) The options shown in this column vested and became exercisable in 2020 or prior years (although under certain termination circumstances, the options may still be forfeited). Options become exercisable in one-third increments on the first, second and third anniversaries of the grant date.
(4) These amounts include unvested restricted stock and restricted stock units. The awards have no voting rights, but do entitle the holder to receive dividend equivalents in cash. The value of the awards reflects the closing price of Phillips 66 stock, as reported on the NYSE, on December 31, 2020 ($69.94).
(5) Reflects potential awards from ongoing performance periods under the PSP for performance periods ending December 31, 2021, and December 31, 2022. These awards are shown at maximum; however, there is no assurance that awards will be granted at, below or above target after the end of the relevant performance periods, as the determination to make a grant and the amount of any grant is within the judgment of Phillips 66’s Compensation Committee. Until an actual grant is made, these unearned awards pay no dividend equivalents. The value of these unearned awards reflects the closing price of Phillips 66 stock, as reported on the NYSE, on December 31, 2020 ($69.94).

Option Exercises and Stock Vested

The following table summarizes the value received from stock option exercises and stock grants vested during 2020.

	Option Awards		Stock Awards(1)
Name	Number of Shares Acquired on Exercise(#)	Value Realized on Exercise($)	Number of Shares Acquired on Vesting(#)	Value Realized on Vesting($)

Ms. Zuklic	—	—	9,530	804,195
(1) Stock awards include restricted stock units that vested during the year, as well as the PSP 2017-2019 award that vested on December 31, 2020, and was paid out in cash in early 2021. The PSP award for Ms. Zuklic was 2,411 units valued at $164,375.

Pension Benefits

The following table lists the pension program participation and actuarial present value of defined benefit pension as of December 31, 2020.

Name	Plan Name	Number of Years Credited Service(1)(#)	Present Value of Accumulated Benefit($)	Payments During Last Fiscal Year($)

Ms. Zuklic	Phillips 66 Retirement Plan—Title II	19	159,280	—
	Phillips 66 Key Employee Supplemental Retirement Plan(2)	—	84,426	—
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

Nonqualified Deferred Compensation

The following table provides information on nonqualified deferred compensation of defined benefit pension as of December 31, 2020.

Name	Beginning Balance(2)($)	Executive Contribution in Last Fiscal Year($)	Registrant Contribution in Last Fiscal Year(3)($)	Aggregate Earnings in Last Fiscal Year(4)($)	Aggregate Withdrawals/Distributions($)	Aggregate Balance at Last Fiscal Year-End(5)($)

Ms. Zuklic(1)	50,716	—	33,888	12,897	—	97,501
(1) Ms. Zuklic participates in the Phillips 66 Defined Contribution Make-Up Plan (DCMP). As of December 31, 2020, participants in this plan had 36 investment options. 28 of the options were the same as those available in Phillips 66’s 401(k) plan and the remaining options were other mutual funds approved by the plan administrator.
(2) Beginning balance includes the final registrant contribution of fiscal year 2019 ($2,086).
(3) These amounts represent Phillips 66’s contributions under the DCMP. These amounts are also included in the “All Other Compensation” column of the “Summary Compensation Table”.
(4) These amounts represent earnings on plan balances from January 1 to December 31, 2020. These amounts are not included in the “Summary Compensation Table”.
(5) The total reflects contributions by Ms. Zuklic, contributions by us, and earnings on balances prior to 2020; plus contributions by Ms. Zuklic and earnings from January 1, 2020, through December 31, 2020 (shown in the appropriate columns of this table, with amounts that are included in the “Summary Compensation Table” shown in footnote 2 above).

Potential Payments upon Termination or Change-in-Control

The following table provides information about potential payments upon termination or change-in-control assuming the occurrence of a triggering event on December 31, 2020.

Executive Benefits and Payments Upon Termination	Involuntary Not-for-Cause Termination (Not CIC)($)	Involuntary or Good Reason for Termination (CIC)($)	Death($)	Disability($)

Severance payment	509,180	509,180	—	—
Accelerated equity(1)	552,556	559,326	552,556	552,556
Life insurance	—	—	342,084	—
	1,061,736	1,068,506	894,640	552,556
(1) For the PSP, amounts for PSP 2018-2020 are shown based on the cash amount received in February 2021, while amounts for other periods are prorated to reflect the portion of the performance period completed by the end of 2020 and shown at target payout levels. These amounts reflect the closing price of Phillips 66 stock as reported on the NYSE on December 31, 2020 ($69.94). Restricted Stock and RSU amounts reflect the closing price of Phillips 66 stock as reported on the NYSE on December 31, 2020 ($69.94). For Stock Options with an exercise price lower than Phillips 66 stock's closing price on December 31, 2020, amounts reflect the intrinsic value as if the options had been exercised on December 31, 2020, but only for options the NEO would have retained for the specific termination event.

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

Each of our General Partner’s independent directors receives an annual compensation package, which currently consists of $95,000 in annual cash compensation and $105,000 in annual equity-based compensation. In addition, the chairman of the Audit Committee and the chairman of the Conflicts Committee each receives an additional $15,000 in annual cash compensation and each member of the Conflicts Committee other than the Chairman receives a cash retainer of $10,000. Our Board of Directors periodically benchmarks our independent director compensation with a group of peer partnerships.

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

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2020.

Name	Fees Earned or Paid in Cash(1) ($)	Unit Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)

P.D. (David) Bairrington	96,667	96,735	—	—	—	15,000	208,402
Mark A. Haney	101,667	96,735	—	—	—	250	198,652
C. Douglas Johnson	26,250	26,268	—	—	—	—	52,518
Joseph W. O’Toole	101,667	96,735	—	—	—	13,000	211,402
(1) Reflects 2020 base cash compensation of $80,000 payable to each non-employee director and the applicable committee retainers (increased to $95,000 effective May 2020). In 2020, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in committee assignments by board members through the year, if any. Amounts shown in the “Fees Earned or Paid in Cash” column include any amounts that were voluntarily deferred. No directors elected to defer their cash compensation in 2020. Mr. Johnson joined the Board in October 2020 and received pro-rated compensation for the remainder of the year.
(2) Amounts represent the grant date fair value of unit awards. In 2020, non-employee directors received a grant of phantom units valued at $80,000 on the date of grant based on the average of the high and low prices for Phillips 66 Partners LP units on the grant date. In May 2020, an additional phantom unit grant valued at $16,667 was made. These grants are made in whole units with fractional units rounded up, resulting in units with a value of $80,030 being granted on January 15, 2020 and $16,705 being granted on May 15, 2020 ($26,268 was granted on October 1, 2020 for Mr. Johnson’s pro-rated grant).
(3) “All Other Compensation” is made up primarily of certain gifts by directors to charities and educational institutions (excluding certain religious, political, fraternal, or athletic organizations) that are tax-exempt under Section 501(c)(3) of the IRC or meet similar requirements under the applicable law of other countries that we match under our Matching Gifts Program (Mr. Bairrington $15,000; Mr. Haney $250; and Mr. O’Toole $13,000). For active directors, the program matches up to $15,000 with regard to each program year. The amounts shown reflect the actual payments made by us in 2020, which due to processing delays can include contributions in 2019 that were matched by the Company in 2020 and therefore reported in 2020. “All Other Compensation” also includes any smaller gifts, such as books, ornaments and jackets, as well as associated tax protection.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2020.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	15,368	(2)	$—	2,466,283
Equity compensation plans not approved by security holders	—		—	—
Total	15,368		$—	2,466,283
(1) Includes awards issued under the Incentive Compensation Plan (ICP).
(2) Includes 15,368 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2020.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding persons who we know to be the beneficial owners of more than 5% of our issued and outstanding common units and Series A preferred units as of February 15, 2021. Percentages shown in the table are based on 228,340,146 common units and 13,819,791 Series A preferred units outstanding as of February 15, 2021.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned
Phillips 66 Project Development Inc.(1) 2331 CityWest Blvd. Houston, TX 77042	169,760,137	74.3%	—	—
Stonepeak Screwdriver SPV LLC 717 5th Avenue New York, NY 10022	—	—	11,608,624	84.0%
FR XIII PSXP Holdings Holdco, L.L.C. One Lafayette Place Greenwich, CT 06830	—	—	1,842,639	13.3%
(1) Phillips 66 is the parent company of Phillips 66 Company, which is the parent company of Phillips 66 Project Development Inc., the sole owner of the member interests of our General Partner. Phillips 66 and Phillips 66 Company may, therefore, be deemed to beneficially own the units held by Phillips 66 Project Development Inc.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of our common units and shares of Phillips 66 common stock beneficially owned as of February 15, 2021 by each director and named executive officer of our General Partner, and by all directors and executive officers of our General Partner as a group. The address for each person named below is 2331 CityWest Blvd., Houston, Texas 77042.

	Amount and Nature of Beneficial Ownership		Percent of Total Outstanding (%)
Name of Beneficial Owner	Phillips 66 Partners Common Units	Phillips 66 Common Stock(1)	Phillips 66 Partners	Phillips 66
Greg C. Garland	35,000	1,754,592	*	*
Kevin J. Mitchell	10,000	261,424	*	*
Timothy D. Roberts	—	163,024	*	*
Rosy Zuklic	7,500	18,067	*	*
Chukwuemeka A. Oyolu	5,000	71,661	*	*
Robert A. Herman	25,000	285,388	*	*
Paula A. Johnson	1,000	297,536	*	*
P.D. (David) Bairrington	43,698	—	*	*
Mark A. Haney	32,477	—	*	*
C. Douglas Johnson	8,000	—	*	*
Joseph W. O’Toole	35,000	—	*	*
All Directors and Executive Officers as a Group (11 Persons)	202,675	2,851,692	*	*
* Less than 1% of common units or common stock outstanding, as applicable.
(1) Phillips 66 Common Stock ownership amounts include:
•Stock options exercisable within 60 days of February 15, 2021 as follows: Mr. Garland, 1,111,733; Mr. Mitchell, 172,559; Mr. Roberts, 122,166; Ms. Zuklic, 11,600; Mr. Oyolu, 42,566; Mr. Herman, 169,866; and Ms. Johnson, 193,333
•Restricted or deferred stock units that may be voted or sold upon the passage of time as follows: Mr. Garland, 109,885; Mr. Mitchell, 39,777; Mr. Roberts, 29,491; Ms. Zuklic, 3,679; Mr. Oyolu, 7,605; Mr. Herman, 75,762; Ms. Johnson, 26,787

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2020, our General Partner, Phillips 66 Partners GP LLC, and its affiliates owned 169,760,137 common units, representing approximately 74% of our total outstanding common units, and approximately 70% of our total outstanding common units and Series A preferred units (on an as-converted basis) in the aggregate.

Distributions and Payments to Our General Partner and Its Affiliates
The following table summarizes the distributions and payments to be made by us to our General Partner and its affiliates in connection with the ongoing operations or liquidation of Phillips 66 Partners LP. These distributions and payments were determined by and among affiliated entities and, consequently, are not the result of arm’s-length negotiations. Upon our liquidation, the partners will be entitled to receive liquidating distributions according to their respective capital account balances.

Distributions of available cash to our General Partner and its affiliates	We generally make cash distributions to the unitholders pro rata, including Phillips 66 Project Development Inc., as a holder of 169,760,137 common units.

Payments to our General Partner and its affiliates	Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under certain agreements described below, our General Partner determines the amount of these expenses, which must be made in good faith under the terms of our partnership agreement. Under our amended omnibus agreement, we reimburse Phillips 66 for expenses incurred by Phillips 66 and its affiliates in providing operational support and general and administrative services to us, including the provision of executive management services by certain officers of our General Partner. The expenses of other employees are allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our General Partner who provide services to us. The costs and expenses for which we are required to reimburse our General Partner and its affiliates are not subject to any caps or other limits.

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

Transactions and Commercial and Other Agreements with Phillips 66 and Related Parties
See “2020 Developments” in Items 1 and 2. Business and Properties, for a description of our transactions and related agreements with Phillips 66 in 2020. See the “Commercial Agreements,” “Amended and Restated Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 14—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

Procedures for Review, Approval and Ratification of Related Person Transactions
The Board of Directors of our General Partner adopted a related person transactions policy that provides that the Board of Directors of our General Partner or its authorized committee will review on at least a quarterly basis all related person transactions that are required to be disclosed under the SEC rules and, when appropriate, initially authorize or ratify all such transactions. In the event that the Board of Directors of our General Partner or its authorized committee considers ratification of a related person transaction and determines not to so ratify, the Code of Business Ethics and Conduct provides that our management will make all reasonable efforts to cancel or annul the transaction.

The related person transactions policy provides that, in determining whether or not to recommend the initial approval or ratification of a related person transaction, the Board of Directors of our General Partner or its authorized committee should consider all of the relevant facts and circumstances available, including (if applicable) but not limited to: (1) whether there is an appropriate business justification for the transaction; (2) the benefits that accrue to us as a result of the transaction; (3) the terms available to unrelated third parties entering into similar transactions; (4) the impact of the transaction on a director’s independence (in the event the related person is a director, an immediate family member of a director or an entity in which a director or an immediate family member of a director is a partner, shareholder, member or executive officer); (5) the availability of other sources for comparable products or services; (6) whether it is a single transaction or a series of ongoing, related transactions; and (7) whether entering into the transaction would be consistent with the Code of Business Ethics and Conduct.

Director Independence
See Item 10. Directors, Executive Officers and Corporate Governance, for information on director independence required by Item 407(a) of Regulation S-K.

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for the years ended December 31, 2020 and 2019, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

	Millions of Dollars
	2020	2019
Fees
Audit fees(1)	$0.9	1.3
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$0.9	1.3
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

Item 15. EXHIBIT AND FINANCIAL STATEMENT SCHEDULES

(a)	1.
Financial Statements and Supplementary Data
The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 54, are filed as part of this Annual Report on Form 10-K.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in the Financial Statements or the Notes to Consolidated Financial Statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 116 to 119, are filed as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

PHILLIPS 66 PARTNERS LP
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	Amendment to Certificate of Limited Partnership, dated October 5, 2017.	8-K	3.1	10/10/2017	001-36011

3.3	Third Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of August 1, 2019.	8-K	3.1	8/1/2019	001-36011

4.1	Registration Rights Agreement dated as of October 6, 2017 by and among Phillips 66 Partners LP and the Purchasers party thereto.	8-K	4.1	10/10/2017	001-36011

4.2	Description of Phillips 66 Partners L.P.’s securities.	10-K	4.2	2/21/2020	001-36011

4.3	Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66 Partners L.P.	8-K	4.1	2/23/2015	001-36011

4.4	First Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2020 Notes.	8-K	4.2	2/23/2015	001-36011

4.5	Second Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2025 Notes.	8-K	4.3	2/23/2015	001-36011

4.6	Third Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2045 Notes.	8-K	4.4	2/23/2015	001-36011

4.7	Fourth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and the Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2026 Notes.	8-K	4.2	10/17/2016	001-36011

4.8	Fifth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2046 Notes.	8-K	4.3	10/17/2016	001-36011

4.9	Sixth Supplemental Indenture, dated as of October 13, 2017, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2028 Notes.	8-K	4.2	10/13/2017	001-36011

4.10	Indenture, dated as of July 26, 2019, between Phillips 66 Partners LP and U.S. Bank National Association, as trustee, in respect of senior debt securities of Phillips 66 Partners LP.	S-3	4.5	7/26/2019	333-232865

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.11	First Supplemental Indenture, dated as of September 6, 2019, between Phillips 66 Partners LP and U.S. Bank National Association, as trustee, in respect of the 2024 Notes.	8-K	4.2	9/6/2019	001-36011

4.12	Second Supplemental Indenture, dated as of September 6, 2019, between Phillips 66 Partners LP and U.S. Bank National Association, as trustee, in respect of the 2029 Notes.	8-K	4.3	9/6/2019	001-36011

10.1	Eighth Amendment to the Omnibus Agreement, dated as of March 1, 2020, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	10-Q	10.1	5/1/2020	001-36011

10.2	Contingent Equity Contribution Undertaking (Senior Notes), dates as of March 11, 2019, between Energy Transfer Operating, L.P., Phillips 66 Partners LP, Enbridge Inc., and MPLXLP, as Contributors, and Midwest Connector Capital Company LLC, as the Company, and U.S. Bank National Association, as trustee, in respect of the Senior Notes.	10-Q	10.1	5/1/2020	001-36011

10.3	Amended and Restated Credit Agreement dated as of July 30, 2019, among Phillips 66 Partners Holdings LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	8/1/2019	001-36011

10.4	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.5	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

10.6	Second Amendment to the Omnibus Agreement, dated as of December 1, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	12/2/2014	001-36011

10.7	Third Amendment to the Omnibus Agreement, dated as of March 2, 2015, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/2/2015	001-36011

10.8	Fourth Amendment to the Omnibus Agreement, dated as of March 1, 2016, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/1/2016	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.9	Fifth Amendment to the Omnibus Agreement, dated as of October 14, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/17/2016	001-36011

10.10	Sixth Amendment to the Omnibus Agreement, dated as of January 11, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	10-K	10.19	2/17/2017	001-36011

10.11	Seventh Amendment to the Omnibus Agreement, dated as of October 1, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/10/2017	001-36011

10.12	Amended and Restated Operational Services Agreement, dated as of October 1, 2017, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	10/10/2017	001-36011

10.13	First Amendment to the Amended and Restated Operational Services Agreement, dated as of May 30, 2018, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	10-Q	10.1	7/27/2018	001-36011

10.14	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.15	Natural Gas Liquids Storage Agreement (Clemens Facility), dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.4	3/1/2016	001-36011

10.16	Fractionation Agreement, dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.3	3/1/2016	001-36011

10.17	Amendment No. 1 to Fractionation Agreement, dated December 11, 2019, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.15	2/21/2020	001-36011

10.18†	Amended and Restated Tolling Services Agreement, dated as of October 1, 2017, by and between Merey Sweeny, L.P. and Phillips 66 Company.	8-K	10.3	10/10/2017	001-36011

10.19**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.20**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

10.21**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.22
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

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

Date:	February 24, 2021	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 24, 2021, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Greg C. Garland	Chairman of the Board of Directors
Greg C. Garland	and Chief Executive Officer
(Principal executive officer)
Phillips 66 Partners GP LLC

/s/ Kevin J. Mitchell	Director, Vice President
Kevin J. Mitchell	and Chief Financial Officer
(Principal financial officer)
Phillips 66 Partners GP LLC

/s/ Chukwuemeka A. Oyolu	Vice President and Controller
Chukwuemeka A. Oyolu	(Principal accounting officer)
Phillips 66 Partners GP LLC

/s/ P.D. Bairrington	Director
P.D. Bairrington	Phillips 66 Partners GP LLC

/s/ Mark A. Haney	Director
Mark A. Haney	Phillips 66 Partners GP LLC

/s/ Robert A. Herman	Director
Robert A. Herman	Phillips 66 Partners GP LLC

/s/ C. Doug Johnson	Director
C. Doug Johnson	Phillips 66 Partners GP LLC

/s/ Paula A. Johnson	Director
Paula A. Johnson	Phillips 66 Partners GP LLC

/s/ Joseph W. O’Toole	Director
Joseph W. O’Toole	Phillips 66 Partners GP LLC

/s/ Timothy D. Roberts	Director
Timothy D. Roberts	Phillips 66 Partners GP LLC