Form 10-Q
period 2021-03-31
PHILLIPS 66 PARTNERS LP
filed 2021-04-30
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	March 31, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 228,340,146 common units outstanding as of March 31, 2021.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income (Loss)	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Revenues and Other Income
Operating revenues—related parties	$245	258
Operating revenues—third parties	7	9
Equity in earnings of affiliates	124	136
Other income	—	1
Total revenues and other income	376	404

Costs and Expenses
Operating and maintenance expenses	95	88
Depreciation	34	30
Impairments	198	—
General and administrative expenses	17	17
Taxes other than income taxes	10	11
Interest and debt expense	33	29
Other expenses	—	2
Total costs and expenses	387	177
Income (loss) before income taxes	(11)	227
Income tax expense	—	1
Net Income (Loss)	(11)	226
Less: Net income attributable to noncontrolling interest	7	—
Net Income (Loss) Attributable to the Partnership	(18)	226
Less: Preferred unitholders’ interest in net income (loss) attributable to the Partnership	12	10
Limited Partners’ Interest in Net Income (Loss) Attributable to the Partnership	$(30)	216

Net Income (Loss) Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$(0.13)	0.95
Common units—diluted	(0.13)	0.93

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	228,340	228,312
Common units—diluted	228,340	242,132
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income (Loss)	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Net Income (Loss)	$(11)	226
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	(1)	—
Other comprehensive loss	(1)	—
Comprehensive Income (Loss)	(12)	226
Less: Comprehensive income attributable to noncontrolling interest	7	—
Comprehensive Income (Loss) Attributable to the Partnership	$(19)	226
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	March 31 2021	December 31 2020
Assets
Cash and cash equivalents	$3	7
Accounts receivable—related parties	104	103
Accounts receivable—third parties	3	3
Materials and supplies	16	16
Prepaid expenses and other current assets	17	11
Total current assets	143	140
Equity investments	3,029	3,244
Net properties, plants and equipment	3,646	3,639
Goodwill	185	185
Other assets	50	50
Total Assets	$7,053	7,258

Liabilities
Accounts payable—related parties	$20	19
Accounts payable—third parties	54	73
Accrued interest	39	35
Deferred revenues	38	27
Short-term debt	500	465
Accrued property and other taxes	12	11
Other current liabilities	3	3
Total current liabilities	666	633
Long-term debt	3,444	3,444
Other liabilities	90	90
Total Liabilities	4,200	4,167

Equity
Preferred unitholders (2021 and 2020—13,819,791 units issued and outstanding)	749	749
Common unitholders—public (2021 and 2020—58,580,009 units issued and outstanding)	2,647	2,706
Common unitholder—Phillips 66 (2021 and 2020—169,760,137 units issued and outstanding)	(828)	(656)
Accumulated other comprehensive loss	(2)	(1)
Total unitholders’ equity	2,566	2,798
Noncontrolling interest	287	293
Total Equity	2,853	3,091
Total Liabilities and Equity	$7,053	7,258
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Cash Flows From Operating Activities
Net income (loss)	$(11)	226
Adjustments to reconcile net income (loss) to net cash provided by operating activities
Depreciation	34	30
Impairments	198	—
Undistributed equity earnings	(5)	4
Other	—	2
Working capital adjustments
Accounts receivable	(1)	10
Prepaid expenses and other current assets	(6)	(4)
Accounts payable	2	(3)
Accrued interest	4	4
Deferred revenues	11	3
Other accruals	1	2
Net Cash Provided by Operating Activities	227	274

Cash Flows From Investing Activities
Cash capital expenditures and investments	(78)	(236)
Liberty acquisition	—	(75)
Return of investment from equity affiliates	39	38
Net Cash Used in Investing Activities	(39)	(273)

Cash Flows From Financing Activities
Issuance of debt	450	—
Repayment of debt	(415)	—
Issuance of common units	—	2
Quarterly distributions to preferred unitholders	(12)	(9)
Quarterly distributions to common unitholders—public	(51)	(51)
Quarterly distributions to common unitholder—Phillips 66	(149)	(149)
Net proceeds from equity interest transfer	—	12
Distributions to noncontrolling interest	(13)	—
Other distributions to Phillips 66	(2)	—
Net Cash Used in Financing Activities	(192)	(195)

Net Change in Cash and Cash Equivalents	(4)	(194)
Cash and cash equivalents at beginning of period	7	286
Cash and Cash Equivalents at End of Period	$3	92
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended March 31
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

December 31, 2020	$749	2,706	(656)	(1)	293	3,091
Net income (loss)	12	(8)	(22)	—	7	(11)
Other comprehensive loss	—	—	—	(1)	—	(1)
Quarterly cash distributions to unitholders ($0.875 per common unit)	(12)	(51)	(149)	—	—	(212)
Distributions to noncontrolling interest	—	—	—	—	(13)	(13)
Other distributions to Phillips 66	—	—	(1)	—	—	(1)
March 31, 2021	$749	2,647	(828)	(2)	287	2,853

December 31, 2019	$746	2,717	(628)	(1)	—	2,834
Issuance of common units	—	2	—	—	—	2
Net income	10	55	161	—	—	226
Quarterly cash distributions to unitholders ($0.875 per common unit)	(9)	(51)	(149)	—	—	(209)
March 31, 2020	$747	2,723	(616)	(1)	—	2,853

	Units
	Three Months Ended March 31
	Preferred Units Public	Common Units Public	Common Units Phillips 66	Total Units

December 31, 2020	13,819,791	58,580,009	169,760,137	242,159,937
Units issued in public equity offerings	—	—	—	—
March 31, 2021	13,819,791	58,580,009	169,760,137	242,159,937

December 31, 2019	13,819,791	58,539,439	169,760,137	242,119,367
Units issued in public equity offerings	—	40,570	—	40,570
March 31, 2020	13,819,791	58,580,009	169,760,137	242,159,937
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2020 Annual Report on Form 10-K. The results of operations for the three months ended March 31, 2021, are not necessarily indicative of the results to be expected for the full year.

The COVID-19 pandemic continues to disrupt economic activities globally. Reduced demand for petroleum products has resulted in decreased volumes through logistics infrastructure. The depth and duration of the economic consequences of the COVID-19 pandemic remain uncertain. We continuously monitor our asset and investment portfolio for impairments in this challenging business environment. We recorded an impairment totaling $198 million in the first quarter of 2021, and additional impairments may be required in the future. See Note 4—Equity Investments for additional information.

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

Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Pipelines	$104	111
Terminals	39	43
Storage, processing and other revenues	109	113
Total operating revenues	$252	267

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
Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Lease revenues	$207	218
Service revenues	45	49
Total operating revenues	$252	267

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	March 31 2021	December 31 2020

Lease receivables	$89	87
Service receivables	18	19
Total accounts receivable	$107	106

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
Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	March 31 2021	December 31 2020

Deferred lease revenues	$54	45
Deferred service revenues	4	4
Total deferred revenues	$58	49

Future Minimum Lease Payments from Customers
At March 31, 2021, future minimum payments to be received under our lease agreements with customers, mainly Phillips 66, were estimated to be:

Millions of Dollars

Remainder of 2021	$575
2022	752
2023	706
2024	588
2025	530
Remaining years	1,297
Total future minimum lease payments from customers	$4,448

Remaining Performance Obligations
We typically have long-term service contracts with our customers, mainly Phillips 66, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 9 years. These contracts include both fixed and variable transaction price components. At March 31, 2021, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2021	$99
2022	124
2023	123
2024	99
2025	95
Remaining years	381
Total future service revenues	$921

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 4—Equity Investments

The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	March 31 2021	December 31 2020

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$575	577
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	281	288
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	585	582
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	217	217
Explorer Pipeline Company (Explorer)	21.94	89	92
Gray Oak Pipeline, LLC	65.00	843	860
Liberty Pipeline LLC (Liberty)	50.00	46	241
Paradigm Pipeline LLC (Paradigm)	50.00	140	141
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	15	15
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	175	167
STACK Pipeline LLC (STACK)	50.00	63	64
Total equity investments		$3,029	3,244

Earnings from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Bakken Pipeline	$44	57
Bayou Bridge	7	10
Sand Hills	27	41
Southern Hills	12	11
Explorer	3	7
Gray Oak Pipeline, LLC	21	5
Liberty	—	—
Paradigm	5	4
Phillips 66 Partners Terminal	—	—
South Texas Gateway Terminal	4	—
STACK	1	1
Total equity in earnings of affiliates	$124	136

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access issued $2.5 billion aggregate principal amount of senior unsecured notes. Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At March 31, 2021, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

In July 2020, the trial court presiding over the litigation vacated Dakota Access’ easement under Lake Oahe and ordered the Dakota Access Pipeline to be shut down and emptied of crude oil pending the preparation of an Environmental Impact Statement (EIS) by the USACE, which had been ordered by the court in March 2020 and is now expected to be completed by March 2022. In August 2020, pending an appeal of the trial court’s decisions, an appellate court denied Dakota Access’ motion to stay the order vacating the easement, but granted its motion to stay the order that the pipeline be shut down while the EIS is prepared. In January 2021, the appellate court affirmed the trial court’s order vacating the easement and directing the USACE to prepare an EIS and reversed the order directing the pipeline to be shut down. Notwithstanding that the easement has been vacated, in April 2021, the USACE indicated that it currently intends to allow the pipeline to continue to operate while it proceeds with the EIS. Currently, there is a motion for a permanent injunction to shut down the pipeline before the trial court that could be decided at any time. Additionally, Dakota Access has requested the appellate court to stay its January 2021 decision pending a filing and disposition of a petition for writ of certiorari to the U.S. Supreme Court.

If the pipeline is required to cease operations, either permanently or pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

Summarized financial information for 100% of Dakota Access is as follows:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Revenues	$215	258
Income before income taxes	142	186
Net income	142	186

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

Liberty
At March 31, 2021, we held a 50% interest in Liberty, a joint venture formed to develop and construct the Liberty Pipeline system. Liberty was considered a VIE because it did not have sufficient equity at risk to fully fund the construction of all assets required for principal operations. We determined we were not the primary beneficiary because we and our co-venturer jointly directed the activities of Liberty that most significantly impact economic performance.

In the first quarter of 2021, we decided to exit the Liberty Pipeline project, which had previously been deferred due to the challenging business environment created by the COVID-19 pandemic. As a result, we recorded a $198 million impairment to reduce the book value of our investment in Liberty at March 31, 2021, to our share of the estimated fair value of the joint venture’s pipeline assets and net working capital. The impairment is included in the “Impairments” line item on our consolidated statement of income (loss). This valuation resulted in a Level 3 nonrecurring fair value measurement. At March 31, 2021, the book value of our investment in Liberty, and our maximum exposure to loss, was $46 million.

In April 2021, we transferred our ownership interest in Liberty to our co-venturer for cash and certain pipeline assets with an estimated fair value that approximated our book value at March 31, 2021.

Note 5—Net Income (Loss) Per Limited Partner Unit

We calculate net income (loss) attributable to the Partnership per limited partner unit by dividing the limited partners’ interest in net income (loss) by the weighted-average number of common units outstanding for the period. After considering the period’s cash distributions declared, the remaining undistributed earnings or excess distributions declared over earnings, if any, are allocated to participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method for those periods in which we have participating securities. Our preferred units became participating securities effective October 1, 2020. See Note 9—Equity for additional information on our preferred units.

For the diluted net income (loss) per limited partner unit calculation, the preferred units are assumed to be converted at the beginning of the period into common limited partner units on a one-for-one basis, and the distribution formula for available cash in our partnership agreement is recalculated, using the original available cash amount increased only for the preferred distributions declared which would not have been paid after conversion. Any potentially dilutive securities are excluded from the diluted earnings per unit computation if the effect of including such securities would be anti-dilutive.

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Net income (loss) attributable to the Partnership	$(18)	226
Less:
Limited partners’ distributions declared on preferred units*	12	10
Limited partners’ distributions declared on common units*	200	199
Distributions less than (more than) net income (loss) attributable to the Partnership	$(230)	17
*Distributions declared are attributable to the indicated periods.

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended March 31, 2021
Net income (loss) attributable to the Partnership (millions):
Distributions declared	$200	12	212
Distributions more than net income (loss) attributable to the Partnership	(230)	—	(230)
Net income (loss) attributable to the Partnership—basic	(30)	12	(18)
Dilutive effect of preferred units	—
Net income (loss) attributable to the Partnership—diluted	$(30)

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	—
Weighted-average units outstanding—diluted	228,340,146

Net income (loss) attributable to the Partnership per limited partner unit—basic (dollars)	$(0.13)
Net income (loss) attributable to the Partnership per limited partner unit—diluted (dollars)	(0.13)

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended March 31, 2020
Net income attributable to the Partnership (millions):
Distributions declared	$199	10	209
Distributions less than net income attributable to the Partnership	17	—	17
Net income attributable to the Partnership—basic	216	10	226
Dilutive effect of preferred units	10
Net income attributable to the Partnership—diluted	$226

Weighted-average units outstanding—basic	228,312,261
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,132,052

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$0.95
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	0.93

On April 20, 2021, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which will result in a total distribution of $200 million attributable to the first quarter of 2021. This distribution is payable on May 14, 2021, to common unitholders of record as of April 30, 2021.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders will receive $12 million of distributions attributable to the first quarter of 2021. This distribution is payable May 14, 2021, to preferred unitholders of record as of April 30, 2021.

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	March 31 2021	December 31 2020

Land	$19	19
Buildings and improvements	116	115
Pipelines and related assets*	1,527	1,518
Terminals and related assets*	849	847
Rail racks and related assets*	137	137
Processing and related assets*	1,064	1,063
Caverns and related assets*	733	732
Construction-in-progress	420	394
Gross PP&E	4,865	4,825
Accumulated depreciation	(1,219)	(1,186)
Net PP&E	$3,646	3,639
*Assets for which we are the lessor.

Note 7—Debt

	Millions of Dollars
	March 31 2021	December 31 2020

2.450% Senior Notes due December 2024	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2021, at weighted-average rates of 0.260% and 0.360% at March 31, 2021, and December 31, 2020, respectively	50	50
Revolving credit facility borrowings due April 2021 at weighted-average rate of 1.345%	450	415
Debt at face value	3,975	3,940
Net unamortized discounts and debt issuance costs	(31)	(31)
Total debt	3,944	3,909
Short-term debt	(500)	(465)
Long-term debt	$3,444	3,444

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified as Level 2 of the fair value hierarchy. The fair value of our fixed-rate debt was $3,679 million and $3,752 million at March 31, 2021, and December 31, 2020, respectively. The fair value of our floating-rate debt approximated carrying value of $500 million and $465 million at March 31, 2021, and December 31, 2020, respectively.

At March 31, 2021, and December 31, 2020, borrowings of $450 million and $415 million were outstanding under our $750 million revolving credit facility, respectively. At both March 31, 2021, and December 31, 2020, $1 million in letters of credit had been issued that were supported by this facility.

Debt Repayment
On April 1, 2021, we repaid the two remaining $25 million tranches of tax-exempt bonds due April 2021, totaling $50 million.

Debt Issuance
On April 6, 2021, we entered into a $450 million term loan agreement and borrowed the full amount. The term loan agreement has a maturity date of April 5, 2022, and the outstanding borrowings can be repaid at any time and from time to time, in whole or in part, without premium or penalty. Borrowings bear interest at a floating rate based on either a Eurodollar rate or a reference rate, plus a margin of 0.875%. Proceeds were primarily used to repay amounts borrowed under our $750 million revolving credit facility.

Note 8—Contingencies

From time to time, lawsuits involving a variety of claims that arise in the ordinary course of business are filed against us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain.

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

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for contingent environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At March 31, 2021, and December 31, 2020, our total environmental accruals were not material.

In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2021, and December 31, 2020, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 9—Equity

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. We suspended issuances under the ATM program in the first quarter of 2020 due to low common unit prices. We did not issue any common units under the current ATM program during the three months ended March 31, 2021.

Preferred Units
Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders as if such preferred units had converted into common units immediately prior to the record date. The holders of the preferred units may convert their preferred units into common units, on a one-for-one basis, at any time, in full or in part, subject to minimum conversion amounts and conditions.

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

Related Party Transactions
Significant related party transactions included in our costs and expenses were:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Operating and maintenance expenses	$58	48
General and administrative expenses	15	17

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	March 31 2021	December 31 2020

Prepaid expenses and other current assets	$11	7
Other assets	47	47
Deferred revenues	38	27
Other current liabilities	1	1
Other liabilities	63	64

Equity Affiliate Arrangements
In March 2019, we and our co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 4—Equity Investments, for additional information.

Note 11—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020

Cash capital expenditures and investments	$78	236
Change in capital expenditure accruals	(20)	(2)
Total capital expenditures and investments	$58	234

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

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

The GAAP performance measure most directly comparable to EBITDA and adjusted EBITDA is net income (loss). The GAAP liquidity measure most directly comparable to EBITDA and distributable cash flow is net cash provided by operating activities. These non-GAAP financial measures should not be considered alternatives to GAAP net income (loss) or net cash provided by operating activities. They have important limitations as analytical tools because they exclude some items that affect net income (loss) and net cash provided by operating activities. Additionally, because EBITDA, adjusted EBITDA, and distributable cash flow may be defined differently by other companies in our industry, our definition of these non-GAAP financial measures may not be comparable to similarly titled measures of other companies, thereby diminishing their utility.

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

The Coronavirus Disease 2019 (COVID-19) pandemic continues to disrupt economic activities globally. Actions taken by governments to prevent the spread of the disease, including travel and business restrictions, have resulted in substantial decreases in the demand for many refined petroleum products, particularly gasoline and jet fuel. Demand for refined petroleum products started to recover following the distribution of COVID-19 vaccines at the beginning of 2021, and consequently, refining margins have improved. Ongoing market discipline of OPEC producers has reduced excess supplies of crude oil and the current balance has supported higher crude oil and NGL prices. During the first quarter of 2021, however, winter storms significantly impacted the Central and Gulf Coast regions, which resulted in reduced throughput volumes on both our and our joint ventures’ assets, as well as higher costs.

Our customers, including Phillips 66, may continue to experience adverse economic effects in the near term as the depth and duration of the economic consequences of the COVID-19 pandemic remain uncertain. We continuously monitor our asset and investment portfolio for impairments in this challenging business environment. We recorded an impairment totaling $198 million in the first quarter of 2021, and additional impairments may be required in the future.

While we believe we and the majority of our joint ventures have substantially mitigated our indirect exposure to commodity price fluctuations through the minimum volume commitments included in our commercial agreements, our ability to execute our strategy will depend, in part, on the availability of attractively priced crude oil in the areas served by our crude oil pipelines and rail racks, demand for refined petroleum products in the markets served by our refined petroleum product pipelines and terminals, and the general demand for midstream services, including NGL transportation and fractionation.

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three months ended March 31, 2021, is based on a comparison with the corresponding period of 2020.

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Revenues and Other Income
Operating revenues—related parties	$245	258
Operating revenues—third parties	7	9
Equity in earnings of affiliates	124	136
Other income	—	1
Total revenues and other income	376	404

Costs and Expenses
Operating and maintenance expenses	95	88
Depreciation	34	30
Impairments	198	—
General and administrative expenses	17	17
Taxes other than income taxes	10	11
Interest and debt expense	33	29
Other expenses	—	2
Total costs and expenses	387	177
Income (loss) before income taxes	(11)	227
Income tax expense	—	1
Net Income (Loss)	(11)	226
Less: Net income attributable to noncontrolling interest	7	—
Net Income (Loss) Attributable to the Partnership	(18)	226
Less: Preferred unitholders’ interest in net income (loss) attributable to the Partnership	12	10
Limited Partners’ Interest in Net Income (Loss) Attributable to the Partnership	$(30)	216

Net Cash Provided by Operating Activities	$227	274

Adjusted EBITDA	$289	321

Distributable Cash Flow	$233	269

	Three Months Ended March 31
	2021	2020
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$104	111
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	796	941
Refined petroleum products and NGL	809	866
Total	1,605	1,807

Average pipeline revenue per barrel (dollars)	$0.71	0.67

Terminals
Terminal revenues (millions of dollars)	$39	43
Terminal throughput (thousands of barrels daily)
Crude oil(2)	374	460
Refined petroleum products	657	748
Total	1,031	1,208

Average terminaling revenue per barrel (dollars)	$0.41	0.39

Storage, processing and other revenues (millions of dollars)	$109	113
Total Operating Revenues (millions of dollars)	$252	267

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	1,052	838
(1) Represents the sum of volumes transported through each separately tariffed pipeline segment.
(2) Bayway and Ferndale rail rack volumes included in crude oil terminals.
(3) Proportional share of total pipeline and terminal volumes of joint ventures consistent with recognized equity in earnings of affiliates.

The following tables present reconciliations of EBITDA and adjusted EBITDA to net income (loss), and EBITDA and distributable cash flow to net cash provided by operating activities, the most directly comparable GAAP financial measures, for each of the periods indicated.

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Reconciliation to Net Income (Loss) Attributable to the Partnership
Net Income (Loss) Attributable to the Partnership	$(18)	226
Plus:
Net income attributable to noncontrolling interest	7	—
Net Income (Loss)	(11)	226
Plus:
Depreciation	34	30
Net interest expense	33	28
Income tax expense	—	1
EBITDA	56	285
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	49	35
Transaction costs associated with acquisitions	—	1
Impairments	198	—
Less:
Adjusted EBITDA attributable to noncontrolling interest	14	—
Adjusted EBITDA	289	321
Plus:
Deferred revenue impacts*†	9	2
Less:
Equity affiliate distributions less than proportional adjusted EBITDA	14	1
Maintenance capital expenditures†	6	15
Net interest expense	33	28
Preferred unit distributions	12	10
Distributable Cash Flow	$233	269
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$227	274
Plus:
Net interest expense	33	28
Income tax expense	—	1
Changes in working capital	(11)	(12)
Undistributed equity earnings	5	(4)
Impairments	(198)	—
Other	—	(2)
EBITDA	56	285
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	49	35
Transaction costs associated with acquisitions	—	1
Impairments	198	—
Less:
Adjusted EBITDA attributable to noncontrolling interest	14	—
Adjusted EBITDA	289	321
Plus:
Deferred revenue impacts*†	9	2
Less:
Equity affiliate distributions less than proportional adjusted EBITDA	14	1
Maintenance capital expenditures†	6	15
Net interest expense	33	28
Preferred unit distributions	12	10
Distributable Cash Flow	$233	269
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income (Loss) Analysis

Operating revenues decreased $15 million, or 6%, in the first quarter of 2021. The decrease was primarily attributable to reduced volumes resulting from market demand and the effects of winter storms impacting the Central and Gulf Coast regions, partially offset by additional assets placed in operation, including additional storage capacity at the Clemens Caverns in mid-2020.

Equity in earnings of affiliates decreased $12 million, or 9% in the first quarter of 2021. The decrease was primarily due to reduced volumes, partially offset by an increase in equity earnings from Gray Oak Pipeline, LLC, which commenced full operations during the second quarter of 2020, and South Texas Gateway Terminal, which commenced partial operations in the third quarter of 2020. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Operating and maintenance expenses increased $7 million, or 8%, in the first quarter of 2021. The increase was primarily due to higher utility costs as a result of winter storms impacting the Central and Gulf Coast regions.

Impairments reflects the first-quarter 2021 impairment of our investment in Liberty Pipeline LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
We generated $227 million in cash from operations during the first three months of 2021, a decrease of $47 million compared with the corresponding period of 2020. The decrease was primarily driven by lower operating revenue, higher operating and maintenance expenses, and lower operating distributions from equity affiliates.

Equity Affiliate Distributions
Our operating and investing cash flows are impacted by distribution decisions made by our equity affiliates. During the first three months of 2021, we received aggregate distributions from our equity affiliates of $158 million, compared with $178 million during the same period of 2020. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distributions are not assured.

Revolving Credit Facility
At March 31, 2021, and December 31, 2020, borrowings of $450 million and $415 million were outstanding under our $750 million revolving credit facility, respectively. At both March 31, 2021, and December 31, 2020, $1 million in letters of credit had been issued that were supported by this facility.

Debt Issuance
On April 6, 2021, we entered into a $450 million term loan agreement and borrowed the full amount. The term loan agreement has a maturity date of April 5, 2022, and the outstanding borrowings can be repaid at any time and from time to time, in whole or in part, without premium or penalty. Borrowings bear interest at a floating rate based on either a Eurodollar rate or a reference rate, plus a margin of 0.875%. Proceeds were primarily used to repay amounts borrowed under our $750 million revolving credit facility.

ATM Program
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. We suspended issuances under the ATM program in the first quarter of 2020 due to low common unit prices. We did not issue any common units under the current ATM program during the three months ended March 31, 2021.

Off-Balance Sheet Arrangements

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In March 2019, a wholly owned subsidiary of Dakota Access issued $2.5 billion aggregate principal amount of senior unsecured notes. Dakota Access and ETCO have guaranteed repayment of the notes.  In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering.  Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the ongoing litigation related to an easement granted by the U.S. Army Corps of Engineers (USACE) to allow the pipeline to be constructed under Lake Oahe in North Dakota. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At March 31, 2021, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

In July 2020, the trial court presiding over the litigation vacated Dakota Access’ easement under Lake Oahe and ordered the Dakota Access Pipeline to be shut down and emptied of crude oil pending the preparation of an Environmental Impact Statement (EIS) by the USACE, which had been ordered by the court in March 2020 and is now expected to be completed by March 2022. In August 2020, pending an appeal of the trial court’s decisions, an appellate court denied Dakota Access’ motion to stay the order vacating the easement, but granted its motion to stay the order that the pipeline be shut down while the EIS is prepared. In January 2021, the appellate court affirmed the trial court’s order vacating the easement and directing the USACE to prepare an EIS and reversed the order directing the pipeline to be shut down. Notwithstanding that the easement has been vacated, in April 2021, the USACE indicated that it currently intends to allow the pipeline to continue to operate while it proceeds with the EIS. Currently, there is a motion for a permanent injunction to shut down the pipeline before the trial court that could be decided at any time. Additionally, Dakota Access has requested the appellate court to stay its January 2021 decision pending a filing and disposition of a petition for writ of certiorari to the U.S. Supreme Court.

If the pipeline is required to cease operations, either permanently or pending the preparation of the EIS, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU. If we are required to perform under the CECU, we would expect to fund such performance with cash, capacity available under our revolving credit facility, third-party debt financing, and/or sponsor loans from Phillips 66.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Three Months Ended March 31
	2021	2020
Capital Expenditures and Investments
Capital expenditures and investments	$58	234
Capital expenditures and investments funded by certain joint venture partners	—	(23)
Adjusted Capital Spending	$58	211

Expansion	$52	196
Maintenance	6	15

Our capital expenditures and investments for the first three months of 2021 were primarily associated with the following activities:

•Construction activities related to the C2G Pipeline, a new 16-inch ethane pipeline that connects our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi, Texas.

•Contributions to complete the South Texas Gateway Terminal development activities.

•Spending associated with other return, reliability and maintenance projects.

Cash Distributions
On April 20, 2021, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which will result in a total distribution of $200 million attributable to the first quarter of 2021. This distribution is payable on May 14, 2021, to common unitholders of record as of April 30, 2021.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders will receive $12 million of distributions attributable to the first quarter of 2021. This distribution is payable May 14, 2021, to preferred unitholders of record as of April 30, 2021.

Debt Repayment
On April 1, 2021, we repaid the two remaining $25 million tranches of tax-exempt bonds due April 2021, totaling $50 million.

Contingencies
From time to time, lawsuits involving a variety of claims that arise in the ordinary course of business are filed against us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income-tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of March 31, 2021, and December 31, 2020, we did not have any material accrued contingent liabilities associated with litigation matters.

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
•Fluctuations in the prices and demand for crude oil, refined petroleum products and NGL, including as a result of actions taken by OPEC and other countries impacting supply and demand and, correspondingly, commodity prices.
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
•The factors generally described in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at March 31, 2021, did not differ materially from that disclosed under Item 7A of our 2020 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of March 31, 2021, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of March 31, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended March 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

There are no new matters to report.

Item 1A.  RISK FACTORS

There were no material changes from the risk factors disclosed in Item 1A of our 2020 Annual Report on Form 10-K.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.1	Credit Agreement, dated as of April 6, 2021, by and among Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, the lenders party thereto, The Bank of Nova Scotia, Houston Branch, as administrative agent, and The Bank of Nova Scotia, BofA Securities, Inc. and Sumitomo Mitsui Banking Corporation as joint lead arrangers and joint bookrunners.	8-K	10.1	4/12/2021	001-36011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

Date: April 30, 2021