Form 10-Q
period 2021-06-30
PHILLIPS 66 PARTNERS LP
filed 2021-08-03
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	June 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 228,340,146 common units outstanding as of June 30, 2021.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues and Other Income
Operating revenues—related parties	$274	236	519	494
Operating revenues—third parties	6	5	13	14
Equity in earnings of affiliates	142	104	266	240
Gain from equity interest transfer	—	84	—	84
Other income	1	1	1	2
Total revenues and other income	423	430	799	834

Costs and Expenses
Operating and maintenance expenses	93	84	188	172
Depreciation	34	31	68	61
Impairments	—	—	198	—
General and administrative expenses	18	17	35	34
Taxes other than income taxes	11	10	21	21
Interest and debt expense	32	28	65	57
Other expenses	—	5	—	7
Total costs and expenses	188	175	575	352
Income before income taxes	235	255	224	482
Income tax expense	1	—	1	1
Net Income	234	255	223	481
Less: Net income attributable to noncontrolling interest	9	—	16	—
Net Income Attributable to the Partnership	225	255	207	481
Less: Preferred unitholders’ interest in net income attributable to the Partnership	12	9	24	19
Limited Partners’ Interest in Net Income Attributable to the Partnership	$213	246	183	462

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$0.91	1.07	0.78	2.02
Common units—diluted	0.91	1.05	0.78	1.99

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	228,340	228,340	228,340	228,326
Common units—diluted	228,340	242,160	228,340	242,146
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net Income	$234	255	223	481
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—	(1)	—
Other comprehensive loss	—	—	(1)	—
Comprehensive Income	234	255	222	481
Less: Comprehensive income attributable to noncontrolling interest	9	—	16	—
Comprehensive Income Attributable to the Partnership	$225	255	206	481
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	June 30 2021	December 31 2020
Assets
Cash and cash equivalents	$2	7
Accounts receivable—related parties	96	103
Accounts receivable—third parties	5	3
Materials and supplies	36	16
Prepaid expenses and other current assets	13	11
Total current assets	152	140
Equity investments	2,962	3,244
Net properties, plants and equipment	3,653	3,639
Goodwill	185	185
Other assets	49	50
Total Assets	$7,001	7,258

Liabilities
Accounts payable—related parties	$19	19
Accounts payable—third parties	48	73
Accrued interest	35	35
Deferred revenues	34	27
Short-term debt	465	465
Accrued property and other taxes	20	11
Other current liabilities	8	3
Total current liabilities	629	633
Long-term debt	3,445	3,444
Other liabilities	88	90
Total Liabilities	4,162	4,167

Equity
Preferred unitholders (2021—13,451,263 units issued and outstanding; 2020—13,819,791 units issued and outstanding)	729	749
Common unitholders—public (2021 and 2020—58,580,009 units issued and outstanding)	2,649	2,706
Common unitholder—Phillips 66 (2021 and 2020—169,760,137 units issued and outstanding)	(820)	(656)
Accumulated other comprehensive loss	(2)	(1)
Total unitholders’ equity	2,556	2,798
Noncontrolling interest	283	293
Total Equity	2,839	3,091
Total Liabilities and Equity	$7,001	7,258
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Six Months Ended June 30
	2021	2020
Cash Flows From Operating Activities
Net income	$223	481
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	68	61
Impairments	198	—
Undistributed equity earnings	2	9
Gain from equity interest transfer	—	(84)
Other	—	7
Working capital adjustments
Accounts receivable	5	8
Prepaid expenses and other current assets	(2)	—
Accounts payable	(3)	(7)
Accrued interest	—	(7)
Deferred revenues	7	8
Other accruals	15	13
Net Cash Provided by Operating Activities	513	489

Cash Flows From Investing Activities
Cash capital expenditures and investments	(141)	(601)
Liberty acquisition	—	(75)
Return of investment from equity affiliates	77	86
Proceeds from sale of equity interest	22	—
Net Cash Used in Investing Activities	(42)	(590)

Cash Flows From Financing Activities
Issuance of debt	465	215
Repayment of debt	(465)	(25)
Issuance of common units	—	2
Repurchase of preferred units	(24)	—
Quarterly distributions to preferred unitholders	(24)	(19)
Quarterly distributions to common unitholders—public	(103)	(102)
Quarterly distributions to common unitholder—Phillips 66	(297)	(297)
Net proceeds from equity interest transfer	—	40
Distributions to noncontrolling interest	(26)	—
Other distributions from (to) Phillips 66	(2)	8
Net Cash Used in Financing Activities	(476)	(178)

Net Change in Cash and Cash Equivalents	(5)	(279)
Cash and cash equivalents at beginning of period	7	286
Cash and Cash Equivalents at End of Period	$2	7
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended June 30
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

March 31, 2021	$749	2,647	(828)	(2)	287	2,853
Net income	12	55	158	—	9	234
Quarterly cash distributions to unitholders ($0.875 per common unit)	(12)	(52)	(148)	—	—	(212)
Repurchase of preferred units	(20)	(1)	(3)	—	—	(24)
Distributions to noncontrolling interest	—	—	—	—	(13)	(13)
Other contributions from Phillips 66	—	—	1	—	—	1
June 30, 2021	$729	2,649	(820)	(2)	283	2,839

March 31, 2020	$747	2,723	(616)	(1)	—	2,853
Net income	9	63	183	—	—	255
Quarterly cash distributions to unitholders ($0.875 per common unit)	(10)	(51)	(148)	—	—	(209)
Transfer of equity interest	—	—	—	—	305	305
Other contributions from Phillips 66	—	—	9	—	—	9
June 30, 2020	$746	2,735	(572)	(1)	305	3,213

	Units
	Three Months Ended June 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	Total Units

March 31, 2021	13,819,791	58,580,009	169,760,137	242,159,937
Units issued in public equity offerings	—	—	—	—
Repurchase of preferred units	(368,528)	—	—	(368,528)
June 30, 2021	13,451,263	58,580,009	169,760,137	241,791,409

March 31, 2020	13,819,791	58,580,009	169,760,137	242,159,937
Units issued in public equity offerings	—	—	—	—
June 30, 2020	13,819,791	58,580,009	169,760,137	242,159,937
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Six Months Ended June 30
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

December 31, 2020	$749	2,706	(656)	(1)	293	3,091
Net income	24	47	136	—	16	223
Other comprehensive loss	—	—	—	(1)	—	(1)
Quarterly cash distributions to unitholders ($1.750 per common unit)	(24)	(103)	(297)	—	—	(424)
Repurchase of preferred units	(20)	(1)	(3)	—	—	(24)
Distributions to noncontrolling interest	—	—	—	—	(26)	(26)
June 30, 2021	$729	2,649	(820)	(2)	283	2,839

December 31, 2019	$746	2,717	(628)	(1)	—	2,834
Issuance of common units	—	2	—	—	—	2
Net income	19	118	344	—	—	481
Quarterly cash distributions to unitholders ($1.750 per common unit)	(19)	(102)	(297)	—	—	(418)
Transfer of equity interest	—	—	—	—	305	305
Other contributions from Phillips 66	—	—	9	—	—	9
June 30, 2020	$746	2,735	(572)	(1)	305	3,213

	Units
	Six Months Ended June 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	Total Units

December 31, 2020	13,819,791	58,580,009	169,760,137	242,159,937
Units issued in public equity offerings	—	—	—	—
Repurchase of preferred units	(368,528)	—	—	(368,528)
June 30, 2021	13,451,263	58,580,009	169,760,137	241,791,409

December 31, 2019	13,819,791	58,539,439	169,760,137	242,119,367
Units issued in public equity offerings	—	40,570	—	40,570
June 30, 2020	13,819,791	58,580,009	169,760,137	242,159,937
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

We are a master limited partnership formed to own, operate, develop and acquire primarily fee-based midstream assets. Our operations consist of crude oil, refined petroleum products and natural gas liquids (NGL) transportation, terminaling, processing and storage assets. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint venture refineries. Our operations consist of one reportable segment.

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

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2020 Annual Report on Form 10-K. The results of operations for the three and six months ended June 30, 2021, are not necessarily indicative of the results to be expected for the full year.

The Coronavirus Disease 2019 (COVID-19) pandemic continues to impact global economic activity. Our results in the second quarter of 2021 reflect the gradual recovery of demand for refined petroleum products following the administration of COVID-19 vaccines and the easing of pandemic restrictions since the beginning of 2021. However, the adverse impacts of the COVID-19 pandemic may continue in the near term, and the depth and duration of the resulting economic consequences remain uncertain. We continuously monitor our asset and investment portfolio for impairments in this challenging business environment.

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

Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Pipelines	$121	97	225	208
Terminals	43	33	82	76
Storage, processing and other revenues	116	111	225	224
Total operating revenues	$280	241	532	508

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
Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Lease revenues	$233	195	440	413
Service revenues	47	46	92	95
Total operating revenues	$280	241	532	508

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	June 30 2021	December 31 2020

Lease receivables	$84	87
Service receivables	17	19
Total accounts receivable	$101	106

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
Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	June 30 2021	December 31 2020

Deferred lease revenues	$51	45
Deferred service revenues	2	4
Total deferred revenues	$53	49

Future Minimum Lease Payments from Customers
At June 30, 2021, future minimum payments to be received under our lease agreements with customers, mainly Phillips 66, were estimated to be:

Millions of Dollars

Remainder of 2021	$384
2022	753
2023	707
2024	589
2025	530
Remaining years	1,297
Total future minimum lease payments from customers	$4,260

Remaining Performance Obligations
We typically have long-term service contracts with our customers, mainly Phillips 66, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 9 years. These contracts include both fixed and variable transaction price components. At June 30, 2021, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2021	$65
2022	124
2023	124
2024	99
2025	95
Remaining years	381
Total future service revenues	$888

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 4—Equity Investments

The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	June 30 2021	December 31 2020

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$577	577
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	280	288
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	580	582
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	214	217
Explorer Pipeline Company (Explorer)	21.94	84	92
Gray Oak Pipeline, LLC	65.00	833	860
Liberty Pipeline LLC (Liberty)*	—	—	241
Paradigm Pipeline LLC (Paradigm)	50.00	139	141
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	16	15
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	176	167
STACK Pipeline LLC (STACK)	50.00	63	64
Total equity investments		$2,962	3,244
*In April 2021, we transferred our 50% ownership interest in Liberty to our co-venturer.

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Bakken Pipeline	$38	30	82	87
Bayou Bridge	10	7	17	17
Sand Hills	33	37	60	78
Southern Hills	12	10	24	21
Explorer	11	4	14	11
Gray Oak Pipeline, LLC	26	14	47	19
Paradigm	6	2	11	6
Phillips 66 Partners Terminal	1	(1)	1	(1)
South Texas Gateway Terminal	5	—	9	—
STACK	—	1	1	2
Total equity in earnings of affiliates	$142	104	266	240

Liberty
Liberty was a joint venture formed to develop and construct the Liberty Pipeline system. In the first quarter of 2021, we decided to exit the Liberty Pipeline project, which had previously been deferred due to the challenging business environment created by the COVID-19 pandemic. As a result, we recorded a $198 million impairment to reduce the book value of our investment in Liberty at March 31, 2021, to our share of the estimated fair value of the joint venture’s pipeline assets and net working capital. The impairment is included in the “Impairments” line item on our consolidated statement of income. This valuation resulted in a Level 3 nonrecurring fair value measurement.

In April 2021, we transferred our 50% ownership interest in Liberty to our co-venturer for cash and certain pipeline assets with a value that approximated our book value of $46 million at March 31, 2021.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation regarding the Dakota Access Pipeline ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) relating to an easement under Lake Oahe in North Dakota and later vacated the easement. Although the easement has been vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS, which is expected to be completed in 2022. In May 2021, the court denied a request for an injunction to shut down the pipeline while the EIS is being prepared and in June 2021, dismissed the litigation. It is possible that the litigation could be reopened or new litigation challenging the EIS, once completed, could be filed.

Dakota Access and ETCO have guaranteed repayment of $2.5 billion aggregate principal amount of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access in certain circumstances relating to the litigation described above. At June 30, 2021, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

Summarized financial information for 100% of Dakota Access is as follows:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Revenues	$198	169	413	427
Income before income taxes	125	94	267	280
Net income	125	94	267	280

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

Note 5—Net Income Per Limited Partner Unit

We calculate net income attributable to the Partnership per limited partner unit by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. After considering the period’s cash distributions declared, the remaining undistributed earnings or excess distributions declared over earnings, if any, are allocated to participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method for those periods in which we have participating securities. The earnings amount allocated to the limited partner common unitholders is then adjusted for any premiums paid to repurchase preferred units. Our preferred units became participating securities effective October 1, 2020. See Note 9—Equity for additional information on our preferred units.

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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Net income attributable to the Partnership	$225	255	207	481
Less:
Limited partners’ distributions declared on preferred units*	12	9	24	19
Limited partners’ distributions declared on common units*	199	200	399	399
Distributions less than (more than) net income attributable to the Partnership	$14	46	(216)	63
*Distributions declared are attributable to the indicated periods.

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended June 30, 2021
Net income attributable to the Partnership (millions):
Distributions declared	$199	12	211
Distributions less than net income attributable to the Partnership	14	—	14
Net income attributable to the Partnership	213	12	225
Premium paid for the repurchase of preferred units	(4)
Net income attributable to the Partnership—basic	209
Dilutive effect of preferred units	—
Net income attributable to the Partnership—diluted	$209

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	—
Weighted-average units outstanding—diluted	228,340,146

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$0.91
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	0.91

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended June 30, 2020
Net income attributable to the Partnership (millions):
Distributions declared	$200	9	209
Distributions less than net income attributable to the Partnership	46	—	46
Net income attributable to the Partnership—basic	246	9	255
Dilutive effect of preferred units	9
Net income attributable to the Partnership—diluted	$255

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,159,937

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$1.07
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	1.05

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Six Months Ended June 30, 2021
Net income attributable to the Partnership (millions):
Distributions declared	$399	24	423
Distributions more than net income attributable to the Partnership	(216)	—	(216)
Net income attributable to the Partnership	183	24	207
Premium paid for the repurchase of preferred units	(4)
Net income attributable to the Partnership—basic	179
Dilutive effect of preferred units	—
Net income attributable to the Partnership—diluted	$179

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	—
Weighted-average units outstanding—diluted	228,340,146

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$0.78
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	0.78

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Six Months Ended June 30, 2020
Net income attributable to the Partnership (millions):
Distributions declared	$399	19	418
Distributions less than net income attributable to the Partnership	63	—	63
Net income attributable to the Partnership—basic	462	19	481
Dilutive effect of preferred units	19
Net income attributable to the Partnership—diluted	$481

Weighted-average units outstanding—basic	228,326,203
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,145,994

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$2.02
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	1.99

On July 20, 2021, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which will result in a total distribution of $199 million attributable to the second quarter of 2021. This distribution is payable on August 13, 2021, to common unitholders of record as of July 30, 2021.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders at the record date are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders will receive $12 million of distributions attributable to the second quarter of 2021. This distribution is payable August 13, 2021, to preferred unitholders of record as of July 30, 2021.

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	June 30 2021	December 31 2020

Land	$19	19
Buildings and improvements	117	115
Pipelines and related assets*	1,539	1,518
Terminals and related assets*	851	847
Rail racks and related assets*	137	137
Processing and related assets*	1,064	1,063
Caverns and related assets*	733	732
Construction-in-progress	445	394
Gross PP&E	4,905	4,825
Accumulated depreciation	(1,252)	(1,186)
Net PP&E	$3,653	3,639
*Assets for which we are the lessor.

Note 7—Debt

	Millions of Dollars
	June 30 2021	December 31 2020

2.450% Senior Notes due December 2024	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Tax-exempt bonds due April 2021 at weighted-average rate of 0.360%	—	50
Term loan due April 2022 at rate of 0.955%	450	—
Revolving credit facility borrowings due July 2021 at rate of 1.350% at June 30, 2021 and weighted-average rate of 1.397% at December 31, 2020	15	415
Debt at face value	3,940	3,940
Net unamortized discounts and debt issuance costs	(30)	(31)
Total debt	3,910	3,909
Short-term debt	(465)	(465)
Long-term debt	$3,445	3,444

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified as Level 2 of the fair value hierarchy. The fair value of our fixed-rate debt was $3,827 million and $3,752 million at June 30, 2021, and December 31, 2020, respectively. The fair value of our floating-rate debt approximated carrying value of $465 million at June 30, 2021 and December 31, 2020.

At June 30, 2021, and December 31, 2020, borrowings of $15 million and $415 million, respectively, were outstanding under our $750 million revolving credit facility. At both June 30, 2021, and December 31, 2020, $1 million in letters of credit had been issued that were supported by this facility.

Term Loan Agreement
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

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for contingent environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At June 30, 2021, and December 31, 2020, our total environmental accruals were not material.

In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2021, and December 31, 2020, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 9—Equity

On June 29, 2021, we repurchased 368,528 of the outstanding Series A Perpetual Convertible Preferred Units with an aggregate carrying value of $20 million for $24 million in cash, or $65.124 per unit. Upon the repurchase, these preferred units were canceled and are no longer outstanding. At June 30, 2021, there were 13,451,263 preferred units outstanding.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders at the record date are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders as if such preferred units had converted into common units immediately prior to the record date. The holders of the preferred units may convert their preferred units into common units, on a one-for-one basis, at any time, in full or in part, subject to minimum conversion amounts and conditions.

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

Related Party Transactions
Significant related party transactions included in our costs and expenses were:

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020

Operating and maintenance expenses	$47	42	105	90
General and administrative expenses	16	21	31	38

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	June 30 2021	December 31 2020

Prepaid expenses and other current assets	$8	7
Other assets	46	47
Deferred revenues	34	27
Other current liabilities	1	1
Other liabilities	62	64

Equity Affiliate Arrangements
In March 2019, we and our co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 4—Equity Investments, for additional information.

Note 11—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Six Months Ended June 30
	2021	2020

Cash capital expenditures and investments	$141	601
Change in capital expenditure accruals	(22)	10
Total capital expenditures and investments	$119	611

Distributions from Equity Affiliates
Distributions received from our equity affiliates are classified on our consolidated statement of cash flows pursuant to the cumulative earnings approach. Under this approach, a distribution received from an equity affiliate is considered a return on investment and is classified as an operating cash inflow unless cumulative distributions received from the equity affiliate exceed cumulative equity in earnings. If cumulative distributions from an equity affiliate exceed cumulative equity in earnings, the excess is considered a return of investment and is classified as an investing cash inflow on our consolidated statement of cash flows.

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

EXECUTIVE OVERVIEW AND BUSINESS ENVIRONMENT

Partnership Overview
We are a master limited partnership formed to own, operate, develop and acquire primarily fee-based midstream assets. Our operations consist of crude oil, refined petroleum products and natural gas liquids (NGL) transportation, terminaling, processing and storage assets. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, nine of Phillips 66’s owned or joint venture refineries.

We primarily generate revenue by providing fee-based transportation, terminaling, processing, storage and fractionation services to Phillips 66 and other customers. Our equity affiliates primarily generate revenue from transporting and terminaling crude oil, refined petroleum products and NGL.

Our common units trade on the New York Stock Exchange under the symbol PSXP.

How We Evaluate Our Operations
Our management uses a variety of financial and operating metrics to analyze our performance, including: (1) volumes handled; (2) operating and maintenance expenses; (3) net income before net interest expense, income taxes, depreciation and amortization (EBITDA); (4) adjusted EBITDA; and (5) distributable cash flow.

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

The Coronavirus Disease 2019 (COVID-19) pandemic continues to impact global economic activity. Our results in the second quarter of 2021 reflect the gradual recovery of demand for refined petroleum products following the administration of COVID-19 vaccines and the easing of pandemic restrictions since the beginning of 2021. However, the adverse impacts of the COVID-19 pandemic may continue in the near term, and the depth and duration of the resulting economic consequences remain uncertain. We continuously monitor our asset and investment portfolio for impairments in this challenging business environment.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and six months ended June 30, 2021, is based on a comparison with the corresponding period of 2020.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Revenues and Other Income
Operating revenues—related parties	$274	236	519	494
Operating revenues—third parties	6	5	13	14
Equity in earnings of affiliates	142	104	266	240
Gain from equity interest transfer	—	84	—	84
Other income	1	1	1	2
Total revenues and other income	423	430	799	834

Costs and Expenses
Operating and maintenance expenses	93	84	188	172
Depreciation	34	31	68	61
Impairments	—	—	198	—
General and administrative expenses	18	17	35	34
Taxes other than income taxes	11	10	21	21
Interest and debt expense	32	28	65	57
Other expenses	—	5	—	7
Total costs and expenses	188	175	575	352
Income before income taxes	235	255	224	482
Income tax expense	1	—	1	1
Net Income	234	255	223	481
Less: Net income attributable to noncontrolling interest	9	—	16	—
Net Income Attributable to the Partnership	225	255	207	481
Less: Preferred unitholders’ interest in net income attributable to the Partnership	12	9	24	19
Limited Partners’ Interest in Net Income Attributable to the Partnership	$213	246	183	462

Net Cash Provided by Operating Activities	$286	215	513	489

Adjusted EBITDA	$337	269	626	590

Distributable Cash Flow	$267	218	500	487

	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$121	97	225	208
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	957	806	877	873
Refined petroleum products and NGL	1,029	825	920	846
Total	1,986	1,631	1,797	1,719

Average pipeline revenue per barrel (dollars)	$0.66	0.65	0.68	0.66

Terminals
Terminal revenues (millions of dollars)	$43	33	82	76
Terminal throughput (thousands of barrels daily)
Crude oil(2)	397	380	386	420
Refined petroleum products	827	690	743	719
Total	1,224	1,070	1,129	1,139

Average terminaling revenue per barrel (dollars)	$0.38	0.33	0.39	0.36

Storage, processing and other revenues (millions of dollars)	$116	111	225	224
Total Operating Revenues (millions of dollars)	$280	241	532	508

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	1,327	942	1,190	890
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

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Reconciliation to Net Income Attributable to the Partnership
Net Income Attributable to the Partnership	$225	255	207	481
Plus:
Net income attributable to noncontrolling interest	9	—	16	—
Net Income	234	255	223	481
Plus:
Depreciation	34	31	68	61
Net interest expense	32	29	65	57
Income tax expense	1	—	1	1
EBITDA	301	315	357	600
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	51	38	100	73
Expenses indemnified or prefunded by Phillips 66	1	—	1	—
Transaction costs associated with acquisitions	—	—	—	1
Impairments	—	—	198	—
Less:
Gain from equity interest transfer	—	84	—	84
Adjusted EBITDA attributable to noncontrolling interest	16	—	30	—
Adjusted EBITDA	337	269	626	590
Plus:
Deferred revenue impacts*†	(4)	5	5	7
Less:
Equity affiliate distributions less than (more than) proportional adjusted EBITDA	3	(10)	17	(9)
Maintenance capital expenditures†	17	28	23	43
Net interest expense	32	29	65	57
Preferred unit distributions	12	9	24	19
Income taxes paid	2	—	2	—
Distributable Cash Flow	$267	218	500	487
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended June 30		Six Months Ended June 30
	2021	2020	2021	2020
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$286	215	513	489
Plus:
Net interest expense	32	29	65	57
Income tax expense	1	—	1	1
Changes in working capital	(11)	(3)	(22)	(15)
Undistributed equity earnings	(7)	(5)	(2)	(9)
Impairments	—	—	(198)	—
Gain from equity interest transfer	—	84	—	84
Deferred revenues and other liabilities	2	2	2	2
Other	(2)	(7)	(2)	(9)
EBITDA	301	315	357	600
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	51	38	100	73
Expenses indemnified or prefunded by Phillips 66	1	—	1	—
Transaction costs associated with acquisitions	—	—	—	1
Impairments	—	—	198	—
Less:
Gain from equity interest transfer	—	84	—	84
Adjusted EBITDA attributable to noncontrolling interest	16	—	30	—
Adjusted EBITDA	337	269	626	590
Plus:
Deferred revenue impacts*†	(4)	5	5	7
Less:
Equity affiliate distributions less than (more than) proportional adjusted EBITDA	3	(10)	17	(9)
Maintenance capital expenditures†	17	28	23	43
Net interest expense	32	29	65	57
Preferred unit distributions	12	9	24	19
Income taxes paid	2	—	2	—
Distributable Cash Flow	$267	218	500	487
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues increased $39 million, or 16%, and increased $24 million, or 5%, in the second quarter and six-month period of 2021, respectively. The increases in both periods were primarily attributable to increased volumes resulting from market demand. Additionally, the increase in the six-month period was partially offset by the effects of winter storms impacting the Central and Gulf Coast regions in the first quarter of 2021.

Equity in earnings of affiliates increased $38 million, or 37%, and increased $26 million, or 11%, in the second quarter and six-month period of 2021, respectively. The increases in both periods were primarily due to higher volumes, including volumes from Gray Oak Pipeline, LLC, which commenced full operations during the second quarter of 2020, and South Texas Gateway Terminal LLC (South Texas Gateway), which commenced full operations in the first quarter of 2021. The increases in both periods were partially offset by a decrease in earnings from DCP Sand Hills Pipeline, LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Gain on equity interest transfer reflects the second-quarter 2020 gain recognition related to a co-venturer’s acquisition of a 35% interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Operating and maintenance expenses increased $9 million, or 11%, and increased $16 million, or 9%, in the second quarter and six-month period of 2021, respectively. The increases in both periods were primarily due to higher utility costs.

Interest and debt expense increased $4 million, or 14%, and increased $8 million, or 14%, in the second quarter and six-month period of 2021, respectively. The increases in both periods were due to lower capitalized interest and increased debt.

Impairments reflects the first-quarter 2021 impairment of our investment in Liberty Pipeline LLC (Liberty). See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
We generated $513 million in cash from operations during the first six months of 2021, an increase of $24 million compared with the corresponding period of 2020. The increase was primarily driven by higher operating revenues and higher operating distributions from equity affiliates.

Equity Affiliate Distributions
Our operating and investing cash flows are impacted by distribution decisions made by our equity affiliates. During the first six months of 2021, we received aggregate distributions from our equity affiliates of $345 million, compared with $335 million during the same period of 2020. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distributions are not assured.

Revolving Credit Facility
At June 30, 2021, and December 31, 2020, borrowings of $15 million and $415 million, respectively, were outstanding under our $750 million revolving credit facility. At both June 30, 2021, and December 31, 2020, $1 million in letters of credit had been issued that were supported by this facility.

Term Loan Agreement
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

Transfer of Equity Interest
In April 2021, we transferred our 50% ownership interest in Liberty to our co-venturer for cash and certain pipeline assets with a value that approximated our book value of $46 million at March 31, 2021. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

ATM Program
At June 30, 2021, we have $248 million of available capacity under our $250 million continuous offering of common units, or at-the-market (ATM) program. We suspended issuances under the ATM program in the first quarter of 2020 due to low common unit prices. We did not issue any common units under the ATM program during the three and six months ended June 30, 2021.

Off-Balance Sheet Arrangements

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation regarding the Dakota Access Pipeline ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) relating to an easement under Lake Oahe in North Dakota and later vacated the easement. Although the easement has been vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS, which is expected to be completed in 2022. In May 2021, the court denied a request for an injunction to shut down the pipeline while the EIS is being prepared and in June 2021, dismissed the litigation. It is possible that the litigation could be reopened or new litigation challenging the EIS, once completed, could be filed.

Dakota Access and ETCO have guaranteed repayment of $2.5 billion aggregate principal amount of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access in certain circumstances relating to the litigation described above. At June 30, 2021, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU. If we are required to perform under the CECU, we would expect to fund such performance with cash, capacity available under our revolving credit facility, third-party debt financing, and/or sponsor loans from Phillips 66.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Six Months Ended June 30
	2021	2020
Capital Expenditures and Investments
Capital expenditures and investments	$119	611
Capital expenditures and investments funded by certain joint venture partners	—	(61)
Adjusted Capital Spending	$119	550

Expansion	$96	507
Maintenance	23	43

Our capital expenditures and investments for the first six months of 2021 were primarily associated with the following activities:

•Construction activities related to the C2G Pipeline, a new 16-inch ethane pipeline that connects our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi, Texas.

•Contributions to Dakota Access for a pipeline optimization project.

•Contributions to complete the South Texas Gateway Terminal development activities.

•Spending associated with other return, reliability and maintenance projects.

Cash Distributions
On July 20, 2021, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which will result in a total distribution of $199 million attributable to the second quarter of 2021. This distribution is payable on August 13, 2021, to common unitholders of record as of July 30, 2021.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders at the record date are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders will receive $12 million of distributions attributable to the second quarter of 2021. This distribution is payable August 13, 2021, to preferred unitholders of record as of July 30, 2021.

Repurchase of Preferred Units
On June 29, 2021, we repurchased 368,528 of the outstanding Series A Perpetual Convertible Preferred Units with an aggregate carrying value of $20 million for $24 million in cash, or $65.124 per unit. Upon the repurchase, these preferred units were canceled and are no longer outstanding. At June 30, 2021, there were 13,451,263 preferred units outstanding.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of June 30, 2021, and December 31, 2020, we did not have any material accrued contingent liabilities associated with litigation matters.

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
•Changes in revenues we realize under the loss allowance provisions of our regulated tariffs resulting from changes in underlying commodity prices.
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
•The factors generally described in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at June 30, 2021, did not differ materially from that disclosed under Item 7A of our 2020 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of June 30, 2021, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of June 30, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended June 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Under our amended omnibus agreement, and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 indemnifies us, or assumes responsibility, for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66.

See Note 8—Contingencies, in the Notes to Consolidated Financial Statements, for additional information.

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

Date: August 3, 2021