Form 10-Q
period 2021-09-30
PHILLIPS 66 PARTNERS LP
filed 2021-10-29
CIK 1572910

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended	September 30, 2021
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from	to

Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒
The registrant had 228,340,146 common units outstanding as of September 30, 2021.

PHILLIPS 66 PARTNERS LP

PART I. FINANCIAL INFORMATION
Item 1. FINANCIAL STATEMENTS

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenues and Other Income
Operating revenues—related parties	$275	256	794	750
Operating revenues—third parties	8	9	21	23
Equity in earnings of affiliates	163	129	429	369
Gain from equity interest transfer	—	—	—	84
Other income	6	—	7	2
Total revenues and other income	452	394	1,251	1,228

Costs and Expenses
Operating and maintenance expenses	89	85	277	257
Depreciation	38	35	106	96
Impairments	10	—	208	—
General and administrative expenses	17	16	52	50
Taxes other than income taxes	10	9	31	30
Interest and debt expense	32	32	97	89
Other expenses	1	—	1	7
Total costs and expenses	197	177	772	529
Income before income taxes	255	217	479	699
Income tax expense	—	1	1	2
Net Income	255	216	478	697
Less: Net income attributable to noncontrolling interest	13	10	29	10
Net Income Attributable to the Partnership	242	206	449	687
Less: Preferred unitholders’ interest in net income attributable to the Partnership	12	10	36	29
Limited Partners’ Interest in Net Income Attributable to the Partnership	$230	196	413	658

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$1.00	0.86	1.79	2.88
Common units—diluted	1.00	0.85	1.79	2.84

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	228,340	228,340	228,340	228,331
Common units—diluted	228,340	242,160	228,340	242,151
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Net Income	$255	216	478	697
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	—	—	(1)	—
Other comprehensive loss	—	—	(1)	—
Comprehensive Income	255	216	477	697
Less: Comprehensive income attributable to noncontrolling interest	13	10	29	10
Comprehensive Income Attributable to the Partnership	$242	206	448	687
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
	September 30 2021	December 31 2020
Assets
Cash and cash equivalents	$71	7
Accounts receivable—related parties	99	103
Accounts receivable—third parties	3	3
Materials and supplies	29	16
Prepaid expenses and other current assets	7	11
Total current assets	209	140
Equity investments	2,941	3,244
Net properties, plants and equipment	3,693	3,639
Goodwill	185	185
Other assets	49	50
Total Assets	$7,077	7,258

Liabilities
Accounts payable—related parties	$22	19
Accounts payable—third parties	97	73
Accrued interest	39	35
Deferred revenues	36	27
Short-term debt	450	465
Accrued property and other taxes	30	11
Other current liabilities	6	3
Total current liabilities	680	633
Long-term debt	3,446	3,444
Other liabilities	87	90
Total Liabilities	4,213	4,167

Equity
Preferred unitholders (2021—13,451,263 units issued and outstanding; 2020—13,819,791 units issued and outstanding)	729	749
Common unitholders—public (2021 and 2020—58,580,009 units issued and outstanding)	2,657	2,706
Common unitholder—Phillips 66 (2021 and 2020—169,760,137 units issued and outstanding)	(798)	(656)
Accumulated other comprehensive loss	(2)	(1)
Total unitholders’ equity	2,586	2,798
Noncontrolling interest	278	293
Total Equity	2,864	3,091
Total Liabilities and Equity	$7,077	7,258
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
	Nine Months Ended September 30
	2021	2020
Cash Flows From Operating Activities
Net income	$478	697
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	106	96
Impairments	208	—
Undistributed equity earnings	—	9
Gain from equity interest transfer	—	(84)
Other	1	7
Working capital adjustments
Accounts receivable	4	17
Materials and supplies	8	(1)
Prepaid expenses and other current assets	4	3
Accounts payable	8	20
Accrued interest	4	(3)
Deferred revenues	9	6
Other accruals	21	18
Net Cash Provided by Operating Activities	851	785

Cash Flows From Investing Activities
Cash capital expenditures and investments	(204)	(796)
Return of investment from equity affiliates	115	124
Proceeds from sale of equity interest	22	—
Liberty acquisition	—	(75)
Net Cash Used in Investing Activities	(67)	(747)

Cash Flows From Financing Activities
Issuance of debt	450	290
Repayment of debt	(465)	(25)
Issuance of common units	—	2
Debt issuance costs	(1)	—
Repurchase of preferred units	(24)	—
Quarterly distributions to preferred unitholders	(36)	(28)
Quarterly distributions to common unitholders—public	(154)	(153)
Quarterly distributions to common unitholder—Phillips 66	(445)	(446)
Net proceeds from equity interest transfer	—	40
Proceeds from noncontrolling interest	—	3
Distributions to noncontrolling interest	(44)	(13)
Other distributions from (to) Phillips 66	(1)	8
Net Cash Used in Financing Activities	(720)	(322)

Net Change in Cash and Cash Equivalents	64	(284)
Cash and cash equivalents at beginning of period	7	286
Cash and Cash Equivalents at End of Period	$71	2
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity	Phillips 66 Partners LP

	Millions of Dollars
	Three Months Ended September 30
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

June 30, 2021	$729	2,649	(820)	(2)	283	2,839
Net income	12	59	171	—	13	255
Quarterly cash distributions to unitholders ($0.875 per common unit)	(12)	(51)	(148)	—	—	(211)
Distributions to noncontrolling interest	—	—	—	—	(18)	(18)
Other distributions to Phillips 66	—	—	(1)	—	—	(1)
September 30, 2021	$729	2,657	(798)	(2)	278	2,864

June 30, 2020	$746	2,735	(572)	(1)	305	3,213
Net income	10	50	146	—	10	216
Quarterly cash distributions to unitholders ($0.875 per common unit)	(9)	(51)	(149)	—	—	(209)
Proceeds from noncontrolling interest	—	—	—	—	3	3
Distributions to noncontrolling interest	—	—	—	—	(13)	(13)
Other distributions to Phillips 66	—	—	(3)	—	—	(3)
September 30, 2020	$747	2,734	(578)	(1)	305	3,207

	Units
	Three Months Ended September 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	Total Units

June 30, 2021	13,451,263	58,580,009	169,760,137	241,791,409
Units issued in public equity offerings	—	—	—	—
September 30, 2021	13,451,263	58,580,009	169,760,137	241,791,409

June 30, 2020	13,819,791	58,580,009	169,760,137	242,159,937
Units issued in public equity offerings	—	—	—	—
September 30, 2020	13,819,791	58,580,009	169,760,137	242,159,937
See Notes to Consolidated Financial Statements.

	Millions of Dollars
	Nine Months Ended September 30
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

December 31, 2020	$749	2,706	(656)	(1)	293	3,091
Net income	36	106	307	—	29	478
Other comprehensive loss	—	—	—	(1)	—	(1)
Quarterly cash distributions to unitholders ($2.625 per common unit)	(36)	(154)	(445)	—	—	(635)
Repurchase of preferred units	(20)	(1)	(3)	—	—	(24)
Distributions to noncontrolling interest	—	—	—	—	(44)	(44)
Other distributions to Phillips 66	—	—	(1)	—	—	(1)
September 30, 2021	$729	2,657	(798)	(2)	278	2,864

December 31, 2019	$746	2,717	(628)	(1)	—	2,834
Issuance of common units	—	2	—	—	—	2
Net income	29	168	490	—	10	697
Quarterly cash distributions to unitholders ($2.625 per common unit)	(28)	(153)	(446)	—	—	(627)
Transfer of equity interest	—	—	—	—	305	305
Proceeds from noncontrolling interest	—	—	—	—	3	3
Distributions to noncontrolling interest	—	—	—	—	(13)	(13)
Other contributions from Phillips 66	—	—	6	—	—	6
September 30, 2020	$747	2,734	(578)	(1)	305	3,207

	Units
	Nine Months Ended September 30
	Preferred Units Public	Common Units Public	Common Units Phillips 66	Total Units

December 31, 2020	13,819,791	58,580,009	169,760,137	242,159,937
Units issued in public equity offerings	—	—	—	—
Repurchase of preferred units	(368,528)	—	—	(368,528)
September 30, 2021	13,451,263	58,580,009	169,760,137	241,791,409

December 31, 2019	13,819,791	58,539,439	169,760,137	242,119,367
Units issued in public equity offerings	—	40,570	—	40,570
September 30, 2020	13,819,791	58,580,009	169,760,137	242,159,937
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Pending Merger with Phillips 66
On October 26, 2021, we entered into a definitive merger agreement with Phillips 66 and its wholly owned subsidiaries, Phillips 66 Company, Phillips 66 PDI, and Phoenix Sub LLC, and our General Partner pursuant to which Phillips 66 would acquire all of the publicly held common units representing limited partner interests in the Partnership not already owned by Phillips 66 and its subsidiaries on the closing date of the transaction. The agreement provides for an all-stock transaction in which each outstanding common unitholder would receive 0.50 shares of Phillips 66 common stock for each common unit. Pursuant to our partnership agreement, the Partnership’s perpetual convertible preferred units would be converted into common units at a premium to the original issuance price prior to exchange for Phillips 66 common stock. The merger is expected to close in early 2022, subject to customary closing conditions.

In connection with the merger transaction, our partnership agreement was amended, effective October 26, 2021, to provide for automatic conversion of the preferred units upon the acquisition by Phillips 66 of our common units at a conversion ratio determined by dividing i) the product of the original issuance price multiplied by a premium of 147.5%, less distributions paid after June 30, 2021, and before the closing date of the transaction, by ii) the closing unit price of the Partnership on the last trading day prior to completion of the merger.

Phillips 66 PDI, a wholly owned subsidiary of Phillips 66 that owns a majority of our common units, has delivered a written consent approving the transaction. This written consent constitutes the requisite vote of our common units to approve the transaction.

The terms of the transaction were unanimously approved by the Board of Directors of our General Partner based on the unanimous approval and recommendation of its conflicts committee, comprised entirely of independent directors.

Upon closing, we will become an indirect wholly owned subsidiary of Phillips 66, and our common units will cease to be listed on the NYSE and will be subsequently deregistered under the Exchange Act.

See Note 5—Net Income Per Limited Partner Unit, for additional information regarding the merger agreement.

Note 2—Interim Financial Information

The unaudited interim financial information presented in the financial statements included in this report is prepared in accordance with generally accepted accounting principles in the United States (GAAP) and includes all known accruals and adjustments necessary, in the opinion of management, for a fair presentation of our financial position, results of operations and cash flows for the periods presented. Unless otherwise specified, all such adjustments are of a normal and recurring nature. Certain notes and other information have been condensed or omitted from the interim financial statements included in this report. Therefore, these interim financial statements should be read in conjunction with the audited consolidated financial statements and notes included in our 2020 Annual Report on Form 10-K. The results of operations for the three and nine months ended September 30, 2021, are not necessarily indicative of the results to be expected for the full year.

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
Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Pipelines	$121	117	346	325
Terminals	40	36	122	112
Storage, processing and other revenues	122	112	347	336
Total operating revenues	$283	265	815	773

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
Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Lease revenues	$234	209	674	622
Service revenues	49	56	141	151
Total operating revenues	$283	265	815	773

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	September 30 2021	December 31 2020

Lease receivables	$87	87
Service receivables	15	19
Total accounts receivable	$102	106

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
Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	September 30 2021	December 31 2020

Deferred lease revenues	$53	45
Deferred service revenues	2	4
Total deferred revenues	$55	49

Future Minimum Lease Payments from Customers
At September 30, 2021, future minimum payments to be received under our lease agreements with customers, mainly Phillips 66, were estimated to be:

Millions of Dollars

Remainder of 2021	$193
2022	753
2023	707
2024	589
2025	530
Remaining years	1,297
Total future minimum lease payments from customers	$4,069

Remaining Performance Obligations
We typically have long-term service contracts with our customers, mainly Phillips 66, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 9 years. These contracts include both fixed and variable transaction price components. At September 30, 2021, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

Remainder of 2021	$32
2022	124
2023	123
2024	99
2025	95
Remaining years	381
Total future service revenues	$854

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 4—Equity Investments

The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	September 30 2021	December 31 2020

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$579	577
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	278	288
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	576	582
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	213	217
Explorer Pipeline Company (Explorer)	21.94	86	92
Gray Oak Pipeline, LLC	65.00	818	860
Liberty Pipeline LLC (Liberty)*	—	—	241
Paradigm Pipeline LLC (Paradigm)	50.00	137	141
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	15	15
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	176	167
STACK Pipeline LLC (STACK)	50.00	63	64
Total equity investments		$2,941	3,244
*In April 2021, we transferred our 50% ownership interest in Liberty to our co-venturer.

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Bakken Pipeline	$51	37	133	124
Bayou Bridge	12	6	29	23
Sand Hills	29	33	89	111
Southern Hills	12	11	36	32
Explorer	11	6	25	17
Gray Oak Pipeline, LLC	35	30	82	49
Paradigm	6	4	17	10
Phillips 66 Partners Terminal	—	(1)	1	(2)
South Texas Gateway Terminal	6	2	15	2
STACK	1	1	2	3
Total equity in earnings of affiliates	$163	129	429	369

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation regarding the Dakota Access Pipeline ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) relating to an easement under Lake Oahe in North Dakota and later vacated the easement. Although the easement has been vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS, which is expected to be completed in the second half of 2022. In May 2021, the court denied a request for an injunction to shut down the pipeline while the EIS is being prepared and in June 2021, dismissed the litigation. It is possible that the litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. In September 2021, Dakota Access filed a writ of certiorari, requesting the U.S. Supreme Court to review the lower court’s judgment that ordered the EIS and vacated the easement.

Dakota Access and ETCO have guaranteed repayment of $2.5 billion aggregate principal amount of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access in certain circumstances relating to the litigation described above. At September 30, 2021, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

If the pipeline is required to cease operations, and should Dakota Access and ETCO not have sufficient funds to pay ongoing expenses, we also could be required to support our share of the ongoing expenses, including scheduled interest payments on the notes of approximately $25 million annually, in addition to the potential obligations under the CECU.

Summarized financial information for 100% of Dakota Access is as follows:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Revenues	$241	196	654	623
Income before income taxes	162	121	429	401
Net income	162	121	429	401

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

For the diluted net income per limited partner unit calculation, the preferred units are assumed to be converted at the beginning of the period into limited partner common units on a one-for-one basis, and the distribution formula for available cash in our partnership agreement is recalculated, using the original available cash amount increased only for the preferred distributions declared which would not have been paid after conversion. Any potentially dilutive securities are excluded from the diluted earnings per unit computation if the effect of including such securities would be anti-dilutive.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Net income attributable to the Partnership	$242	206	449	687
Less:
Limited partners’ distributions declared on preferred units*	12	10	36	29
Limited partners’ distributions declared on common units*	200	200	599	599
Distributions less than (more than) net income attributable to the Partnership	$30	(4)	(186)	59
*Distributions declared are attributable to the indicated periods.

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended September 30, 2021
Net income attributable to the Partnership (millions):
Distributions declared	$200	12	212
Distributions less than net income attributable to the Partnership	28	2	30
Net income attributable to the Partnership—basic	228	14	242
Dilutive effect of preferred units	—
Net income attributable to the Partnership—diluted	$228

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	—
Weighted-average units outstanding—diluted	228,340,146

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$1.00
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	1.00

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Three Months Ended September 30, 2020
Net income attributable to the Partnership (millions):
Distributions declared	$200	10	210
Distributions more than net income attributable to the Partnership	(4)	—	(4)
Net income attributable to the Partnership—basic	196	10	206
Dilutive effect of preferred units	10
Net income attributable to the Partnership—diluted	$206

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,159,937

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$0.86
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	0.85

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Nine Months Ended September 30, 2021
Net income attributable to the Partnership (millions):
Distributions declared	$599	36	635
Distributions more than net income attributable to the Partnership	(186)	—	(186)
Net income attributable to the Partnership	413	36	449
Premium paid for the repurchase of preferred units	(4)
Net income attributable to the Partnership—basic	409
Dilutive effect of preferred units	—
Net income attributable to the Partnership—diluted	$409

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	—
Weighted-average units outstanding—diluted	228,340,146

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$1.79
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	1.79

	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Nine Months Ended September 30, 2020
Net income attributable to the Partnership (millions):
Distributions declared	$599	29	628
Distributions less than net income attributable to the Partnership	59	—	59
Net income attributable to the Partnership—basic	658	29	687
Dilutive effect of preferred units	29
Net income attributable to the Partnership—diluted	$687

Weighted-average units outstanding—basic	228,330,885
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,150,676

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$2.88
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	2.84

On October 19, 2021, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which will result in a total distribution of $200 million attributable to the third quarter of 2021. This distribution is payable on November 12, 2021, to common unitholders of record as of October 29, 2021.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders at the record date are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders will receive $12 million of distributions attributable to the third quarter of 2021. This distribution is payable November 12, 2021, to preferred unitholders of record as of October 29, 2021.

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66. This agreement provides that, unless prohibited by the partnership agreement or applicable law, our General Partner shall cause the Partnership to declare, authorize and pay regular quarterly cash distributions on our common units in an amount not less than $0.875 per unit for the quarterly period ending December 31, 2021, and for each full quarterly period thereafter, unless the merger closes prior to the applicable record date. See Note 1—Description of the Business, for additional information regarding the merger agreement.

Note 6—Properties, Plants and Equipment

Our investment in properties, plants and equipment (PP&E), with the associated accumulated depreciation, was:

	Millions of Dollars
	September 30 2021	December 31 2020

Land	$19	19
Buildings and improvements	117	115
Pipelines and related assets*	1,538	1,518
Terminals and related assets*	851	847
Rail racks and related assets*	137	137
Processing and related assets*	1,065	1,063
Caverns and related assets*	733	732
Construction-in-progress	521	394
Gross PP&E	4,981	4,825
Accumulated depreciation	(1,288)	(1,186)
Net PP&E	$3,693	3,639
*Assets for which we are the lessor.

In the third quarter of 2021, we decided not to pursue the ACE Pipeline project. Accordingly, we wrote-off the capitalized costs associated with this project of $10 million. This charge is included in the “Impairments” line item on our consolidated statement of income.

Note 7—Debt

	Millions of Dollars
	September 30 2021	December 31 2020

2.450% Senior Notes due December 2024	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Term loan due April 2022 at rate of 0.958%	450	—
Tax-exempt bonds due April 2021 at weighted-average rate of 0.360%	—	50
Revolving credit facility borrowings due January 2021 at weighted-average rate of 1.397%	—	415
Debt at face value	3,925	3,940
Net unamortized discounts and debt issuance costs	(29)	(31)
Total debt	3,896	3,909
Short-term debt	(450)	(465)
Long-term debt	$3,446	3,444

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified as Level 2 of the fair value hierarchy. The fair value of our fixed-rate debt was $3,793 million and $3,752 million at September 30, 2021, and December 31, 2020, respectively. The fair value of our floating-rate debt approximated carrying value of $450 million at September 30, 2021 and December 31, 2020.

At September 30, 2021, no borrowings were outstanding and $1 million in letters of credit had been drawn under our $750 million revolving credit facility, compared with outstanding borrowings of $415 million and $1 million in letters of credit drawn under the facility at December 31, 2020.

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

Note 8—Contingencies

From time to time, lawsuits involving a variety of claims that arise in the ordinary course of business are filed against us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain.

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

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for contingent environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At September 30, 2021, and December 31, 2020, our total environmental accruals were not material.

In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2021, and December 31, 2020, we did not have any material accrued contingent liabilities associated with litigation matters.

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

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66. See Note 1—Description of the Business, and Note 5—Net Income Per Limited Partner Unit, for additional information regarding the merger agreement.

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

Related Party Transactions
Significant related party transactions included in our costs and expenses were:

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020

Operating and maintenance expenses	$49	46	154	136
General and administrative expenses	15	15	46	46

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	September 30 2021	December 31 2020

Prepaid expenses and other current assets	$4	7
Other assets	46	47
Deferred revenues	36	27
Other current liabilities	1	1
Other liabilities	61	64

Equity Affiliate Arrangements
In March 2019, we and our co-venturers in Dakota Access provided a CECU in conjunction with a senior unsecured notes offering. See Note 4—Equity Investments, for additional information.

Note 11—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	Nine Months Ended September 30
	2021	2020

Cash capital expenditures and investments	$204	796
Change in capital expenditure accruals	18	(1)
Total capital expenditures and investments	$222	795

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

Pending Merger with Phillips 66
On October 26, 2021, we entered into a definitive merger agreement with Phillips 66 and its wholly owned subsidiaries, Phillips 66 Company, Phillips 66 PDI, and Phoenix Sub LLC, and our General Partner pursuant to which Phillips 66 would acquire all of the publicly held common units representing limited partner interests in the Partnership not already owned by Phillips 66 and its subsidiaries on the closing date of the transaction. The agreement provides for an all-stock transaction in which each outstanding common unitholder would receive 0.50 shares of Phillips 66 common stock for each common unit. Pursuant to our partnership agreement, the Partnership’s perpetual convertible preferred units would be converted into common units at a premium to the original issuance price prior to exchange for Phillips 66 common stock. The merger is expected to close in early 2022, subject to customary closing conditions.

Upon closing, we will become an indirect wholly owned subsidiary of Phillips 66, and our common units will cease to be listed on the NYSE and will be subsequently deregistered under the Exchange Act. See Note 1—Description of the Business, in the Notes to Consolidated Financial Statements, for additional information regarding the merger agreement.

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

The Coronavirus Disease 2019 (COVID-19) pandemic continues to impact global economic activity. Our results in the third quarter of 2021 reflect the gradual recovery of demand for refined petroleum products following the administration of COVID-19 vaccines and the easing of pandemic restrictions since the beginning of 2021. However, the adverse impacts of the COVID-19 pandemic may continue in the near term, and the depth and duration of the resulting economic consequences remain uncertain.

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

RESULTS OF OPERATIONS

Unless otherwise indicated, discussion of results for the three and nine months ended September 30, 2021, is based on a comparison with the corresponding period of 2020.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Revenues and Other Income
Operating revenues—related parties	$275	256	794	750
Operating revenues—third parties	8	9	21	23
Equity in earnings of affiliates	163	129	429	369
Gain from equity interest transfer	—	—	—	84
Other income	6	—	7	2
Total revenues and other income	452	394	1,251	1,228

Costs and Expenses
Operating and maintenance expenses	89	85	277	257
Depreciation	38	35	106	96
Impairments	10	—	208	—
General and administrative expenses	17	16	52	50
Taxes other than income taxes	10	9	31	30
Interest and debt expense	32	32	97	89
Other expenses	1	—	1	7
Total costs and expenses	197	177	772	529
Income before income taxes	255	217	479	699
Income tax expense	—	1	1	2
Net Income	255	216	478	697
Less: Net income attributable to noncontrolling interest	13	10	29	10
Net Income Attributable to the Partnership	242	206	449	687
Less: Preferred unitholders’ interest in net income attributable to the Partnership	12	10	36	29
Limited Partners’ Interest in Net Income Attributable to the Partnership	$230	196	413	658

Net Cash Provided by Operating Activities	$338	296	851	785

Adjusted EBITDA	$367	313	993	903

Distributable Cash Flow	$268	243	768	730

	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$121	117	346	325
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	954	867	903	871
Refined petroleum products and NGL	994	907	945	866
Total	1,948	1,774	1,848	1,737

Average pipeline revenue per barrel (dollars)	$0.67	0.71	0.68	0.68

Terminals
Terminal revenues (millions of dollars)	$40	36	122	112
Terminal throughput (thousands of barrels daily)
Crude oil(2)	446	296	406	378
Refined petroleum products	780	700	756	713
Total	1,226	996	1,162	1,091

Average terminaling revenue per barrel (dollars)	$0.36	0.39	0.38	0.37

Storage, processing and other revenues (millions of dollars)	$122	112	347	336
Total Operating Revenues (millions of dollars)	$283	265	815	773

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	1,294	1,142	1,225	975
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

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Reconciliation to Net Income Attributable to the Partnership
Net Income Attributable to the Partnership	$242	206	449	687
Plus:
Net income attributable to noncontrolling interest	13	10	29	10
Net Income	255	216	478	697
Plus:
Depreciation	38	35	106	96
Net interest expense	31	31	96	88
Income tax expense	—	1	1	2
EBITDA	324	283	681	883
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	51	45	151	118
Expenses indemnified or prefunded by Phillips 66	—	1	1	1
Transaction costs associated with acquisitions	—	—	—	1
Impairments	10	—	208	—
Less:
Gain from equity interest transfer	—	—	—	84
Adjusted EBITDA attributable to noncontrolling interest	18	16	48	16
Adjusted EBITDA	367	313	993	903
Plus:
Deferred revenue impacts*†	2	(3)	7	4
Less:
Equity affiliate distributions less than (more than) proportional adjusted EBITDA	14	4	31	(5)
Maintenance capital expenditures†	44	21	67	64
Net interest expense	31	31	96	88
Preferred unit distributions	12	10	36	29
Income taxes paid	—	1	2	1
Distributable Cash Flow	$268	243	768	730
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Three Months Ended September 30		Nine Months Ended September 30
	2021	2020	2021	2020
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$338	296	851	785
Plus:
Net interest expense	31	31	96	88
Income tax expense	—	1	1	2
Changes in working capital	(36)	(45)	(58)	(60)
Undistributed equity earnings	2	—	—	(9)
Impairments	(10)	—	(208)	—
Gain from equity interest transfer	—	—	—	84
Deferred revenues and other liabilities	—	1	2	3
Other	(1)	(1)	(3)	(10)
EBITDA	324	283	681	883
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	51	45	151	118
Expenses indemnified or prefunded by Phillips 66	—	1	1	1
Transaction costs associated with acquisitions	—	—	—	1
Impairments	10	—	208	—
Less:
Gain from equity interest transfer	—	—	—	84
Adjusted EBITDA attributable to noncontrolling interest	18	16	48	16
Adjusted EBITDA	367	313	993	903
Plus:
Deferred revenue impacts*†	2	(3)	7	4
Less:
Equity affiliate distributions less than (more than) proportional adjusted EBITDA	14	4	31	(5)
Maintenance capital expenditures†	44	21	67	64
Net interest expense	31	31	96	88
Preferred unit distributions	12	10	36	29
Income taxes paid	—	1	2	1
Distributable Cash Flow	$268	243	768	730
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

Operating revenues increased $18 million, or 7%, and increased $42 million, or 5%, in the third quarter and nine-month period of 2021, respectively. The increases in both periods were primarily attributable to higher volumes resulting from improved market demand. Additionally, the increase in the nine-month period was partially offset by the effects of winter storms impacting the Central and Gulf Coast regions in the first quarter of 2021.

Equity in earnings of affiliates increased $34 million, or 26%, and increased $60 million, or 16%, in the third quarter and nine-month period of 2021, respectively. The increases in both periods were primarily due to higher volumes, including volumes from Gray Oak Pipeline, LLC, which commenced full operations during the second quarter of 2020, and South Texas Gateway Terminal LLC (South Texas Gateway), which commenced full operations in the first quarter of 2021. The increases in both periods were partially offset by a decrease in earnings from DCP Sand Hills Pipeline, LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Gain on equity interest transfer reflects the second-quarter 2020 gain recognition related to a co-venturer’s acquisition of a 35% interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Operating and maintenance expenses increased $4 million, or 5%, and increased $20 million, or 8%, in the third quarter and nine-month period of 2021, respectively. The increases in both periods were primarily due to higher utility costs.

Depreciation increased $3 million, or 9%, and increased $10 million, or 10%, in the third quarter and nine-month period of 2021, respectively. The increases in both periods were primarily attributable to additional assets placed in operation, including additional storage capacity at the Clemens Caverns in mid-2020 and the Sweeny to Pasadena Pipeline expansion project in the third quarter of 2020.

Impairments reflects the impairment resulting from the cancellation of the ACE Pipeline Project in the third quarter and nine-month period of 2021. See Note 6—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements, for additional information. Additionally, the nine-month period reflects the first-quarter 2021 impairment of our investment in Liberty Pipeline LLC (Liberty). See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
We generated $851 million in cash from operations during the first nine months of 2021, an increase of $66 million compared with the corresponding period of 2020. The increase was primarily driven by higher operating distributions from equity affiliates and higher operating revenues.

Equity Affiliate Distributions
Our operating and investing cash flows are impacted by distribution decisions made by our equity affiliates. During the first nine months of 2021, we received aggregate distributions from our equity affiliates of $544 million, compared with $502 million during the same period of 2020. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distributions are not assured.

Revolving Credit Facility
At September 30, 2021, no borrowings were outstanding and $1 million in letters of credit had been drawn under our $750 million revolving credit facility, compared with outstanding borrowings of $415 million and $1 million in letters of credit drawn under the facility at December 31, 2020.

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

ATM Program
At September 30, 2021, we have $248 million of available capacity under our $250 million continuous offering of common units, or at-the-market (ATM) program. We suspended issuances under the ATM program in the first quarter of 2020 due to low common unit prices. We did not issue any common units under the ATM program during the three and nine months ended September 30, 2021.

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66. If this merger is consummated, our common units will no longer be publicly traded and, as a result, we would not expect any issuances of common units under our ATM Program before or after the closing date of this transaction. See Note 1—Description of the Business, for additional information regarding the merger agreement.

Off-Balance Sheet Arrangements

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
In 2020, the trial court presiding over litigation regarding the Dakota Access Pipeline ordered the U.S. Army Corps of Engineers (USACE) to prepare an Environmental Impact Statement (EIS) relating to an easement under Lake Oahe in North Dakota and later vacated the easement. Although the easement has been vacated, the USACE has indicated that it will not take action to stop pipeline operations while it proceeds with the EIS, which is expected to be completed in the second half of 2022. In May 2021, the court denied a request for an injunction to shut down the pipeline while the EIS is being prepared and in June 2021, dismissed the litigation. It is possible that the litigation could be reopened or new litigation challenging the EIS, once completed, could be filed. In September 2021, Dakota Access filed a writ of certiorari, requesting the U.S. Supreme Court to review the lower court’s judgment that ordered the EIS and vacated the easement.

Dakota Access and ETCO have guaranteed repayment of $2.5 billion aggregate principal amount of senior unsecured notes issued by a wholly owned subsidiary of Dakota Access. In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access in certain circumstances relating to the litigation described above. At September 30, 2021, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

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

Our capital expenditures and investments were:

	Millions of Dollars
	Nine Months Ended September 30
	2021	2020
Capital Expenditures and Investments
Capital expenditures and investments	$222	795
Capital expenditures and investments funded by certain joint venture partners	—	(64)
Adjusted Capital Spending	$222	731

Expansion	$155	667
Maintenance	67	64

Our capital expenditures and investments for the first nine months of 2021 were primarily associated with the following activities:

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

Cash Distributions
On October 19, 2021, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which will result in a total distribution of $200 million attributable to the third quarter of 2021. This distribution is payable on November 12, 2021, to common unitholders of record as of October 29, 2021.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders at the record date are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders will receive $12 million of distributions attributable to the third quarter of 2021. This distribution is payable November 12, 2021, to preferred unitholders of record as of October 29, 2021.

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66. This agreement provides that, unless prohibited by the partnership agreement or applicable law, our General Partner shall cause the Partnership to declare, authorize and pay regular quarterly cash distributions on our common units in an amount not less than $0.875 per unit for the quarterly period ending December 31, 2021, and for each full quarterly period thereafter, unless the merger closes prior to the applicable record date. See Note 1—Description of the Business, in the Notes to Consolidated Financial Statements, for additional information regarding the merger agreement.

Contingencies
From time to time, lawsuits involving a variety of claims that arise in the ordinary course of business are filed against us. We also may be required to remove or mitigate the effects on the environment of the placement, storage, disposal or release of certain chemical, mineral and petroleum substances at various sites. We regularly assess the need for accounting recognition or disclosure of these contingencies. In the case of all known contingencies (other than those related to income taxes), we accrue a liability when the loss is probable and the amount is reasonably estimable. If a range of amounts can be reasonably estimated and no amount within the range is a better estimate than any other amount, then the minimum of the range is accrued. We do not reduce these liabilities for potential insurance or third-party recoveries. If applicable, we accrue receivables for probable insurance or other third-party recoveries. In the case of income tax-related contingencies, we use a cumulative probability-weighted loss accrual in cases where sustaining a tax position is uncertain.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of September 30, 2021, and December 31, 2020, we did not have any material accrued contingent liabilities associated with litigation matters.

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

•The timing and completion of the pending merger with Phillips 66.
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
•The factors generally described in Item 1A. Risk Factors in our 2020 Annual Report on Form 10-K.

Item 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our commodity price risk and interest rate risk at September 30, 2021, did not differ materially from that disclosed under Item 7A of our 2020 Annual Report on Form 10-K.

Item 4. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in U.S. Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of September 30, 2021, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of September 30, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended September 30, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

See Note 8—Contingencies, in the Notes to Consolidated Financial Statements, for additional information.

Item 1A.  RISK FACTORS

Except as set forth below, there have been no material changes from the risk factors disclosed in Item 1A of our 2020 Annual Report on Form 10-K.

Because the exchange ratio is fixed and because the market price of Phillips 66 common stock will fluctuate prior to the completion of our merger with Phillips 66, our unitholders cannot be certain of the market value of the Phillips 66 common stock they will receive as merger consideration relative to the value of our common units they exchange.

The market value of the consideration that our unitholders will receive in our merger will depend on the trading price of Phillips 66 common stock on the closing date of the transaction. The exchange ratio that determines the number of shares of Phillips 66 common stock that our unitholders will receive in this transaction is fixed at 0.50 shares of Phillips 66 common stock for each common unit. This means that there is no mechanism contained in the definitive merger agreement that would adjust the number of shares of Phillips 66 common stock that our unitholders will receive based on any decreases or increases in the trading price of Phillips 66 common stock. Stock or unit price changes may result from a variety of factors (many of which are beyond Phillips 66’s and our control), including:

•changes in Phillips 66’s or our business, operations and prospects;
•changes in market assessments of Phillips 66’s or our business, operations and prospects;
•interest rates, commodity prices, general market, industry and economic conditions and other factors generally affecting the price of Phillips 66’s common stock or our common units; and
•federal, state and local legislation, governmental regulation and legal developments in the businesses in which Phillips 66 and we operate.

If the price of Phillips 66 common stock on the closing date of the merger is less than the price of Phillips 66 common stock on the date the merger agreement was executed, then the market value of the merger consideration will be less than contemplated at the time the merger agreement was executed.

The timing of the completion of our merger with Phillips 66 is not certain, which affects when our common unitholders will receive the merger consideration. If the merger is not consummated, the market price of our common units may decline.

Completion of our merger with Phillips 66 is subject to several conditions, not all of which are controllable by us. Accordingly, the date on which our unitholders will receive the merger consideration depends on the completion date of the merger, which is uncertain. If any of the conditions to completing the merger are not satisfied or waived, the merger may not occur, even though Phillips 66 PDI has already delivered a written consent approving the merger. If the merger does not occur, the market price of our common units may decline.

Item 6. EXHIBITS

Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger, dated as of October 26, 2021, by and among Phillips 66, Phillips 66 Company, Phillips 66 Project Development Inc., Phoenix Sub LLC, Phillips 66 Partners LP, and Phillips 66 Partners GP LLC	8-K	2.1	10/27/2021	001-36011

3.1	Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP, dated as of October 26, 2021	8-K	3.1	10/27/2021	001-36011

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

101.INS*	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

/s/ J. Scott Pruitt
J. Scott Pruitt Vice President and Controller (Chief Accounting and Duly Authorized Officer)

Date: October 29, 2021