Form 10-K
period 2021-12-31
PHILLIPS 66 PARTNERS LP
filed 2022-02-18
CIK 1572910

2021
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended	December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from		to

	Commission file number:	001-36011

Phillips 66 Partners LP
(Exact name of registrant as specified in its charter)

Delaware	38-3899432
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

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
The aggregate market value of the registrant’s common units held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, based on the closing price on that date of $39.46, was $2,302 million. This figure excludes common units beneficially owned by the directors and executive officers of Phillips 66 Partners GP LLC, our General Partner, and Phillips 66 and its subsidiaries.
The registrant had 228,340,146 common units outstanding as of January 31, 2022.
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

PART I

Items 1 and 2. BUSINESS AND PROPERTIES

ORGANIZATIONAL STRUCTURE

Phillips 66 Partners LP, headquartered in Houston, Texas, is a Delaware limited partnership formed in 2013 by Phillips 66 Company and Phillips 66 Partners GP LLC (our General Partner), both wholly owned subsidiaries of Phillips 66. On July 26, 2013, we completed our initial public offering, and our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. As of December 31, 2021, Phillips 66, through wholly owned subsidiaries, owned 169,760,137 common units, representing a 74% limited partner interest. The public owned 58,580,009 common units, representing a 26% limited partner interest. The public also owned 13,451,263 perpetual convertible preferred units.

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

Many of our assets are physically connected to, and integral to the operations of, Phillips 66’s wholly owned Bayway, Billings, Ferndale, Lake Charles, Ponca City and Sweeny refineries and its jointly owned Borger and Wood River refineries. We have entered into long-term, fee-based commercial agreements with Phillips 66 to provide transportation, terminaling, storage, stevedoring, fractionation, processing and rail terminal services. Under these agreements, Phillips 66 commits to provide us with minimum transportation, throughput or storage volumes, or minimum monthly service fees. If Phillips 66 does not meet its minimum volume commitments, Phillips 66 pays us deficiency payments based on the calculations described in the agreements. We believe these agreements promote stable and predictable cash flows, and they are the source of a substantial portion of our revenue. We also have several other agreements with Phillips 66, including an amended omnibus agreement and an operational services agreement. See Note 14—Related Party Transactions, in the Notes to Consolidated Financial Statements, for a summary of all related party agreements.

Our operations are all conducted in the United States and comprise one reportable segment. See Item 8. Financial Statements and Supplementary Data, for financial information on our operations and assets.

Pending Merger with Phillips 66
On October 26, 2021, we entered into a definitive merger agreement with Phillips 66 and its wholly owned subsidiaries, Phillips 66 Company, Phillips 66 Project Development, Inc. (Phillips 66 PDI), and Phoenix Sub LLC, and our General Partner pursuant to which Phillips 66 would acquire all of the publicly held common units representing limited partner interests in the Partnership not already owned by Phillips 66 and its subsidiaries on the closing date of the transaction. The agreement provides for an all-stock transaction in which each outstanding common unitholder would receive 0.50 shares of Phillips 66 common stock for each common unit. Pursuant to our partnership agreement, the Partnership’s perpetual convertible preferred units would be converted into common units at a premium to the original issuance price prior to exchange for Phillips 66 common stock. The merger is expected to close in March 2022, subject to customary closing conditions.

In connection with the merger transaction, our partnership agreement was amended, effective October 26, 2021, to provide for automatic conversion of the preferred units upon the acquisition by Phillips 66 of our common units at a conversion ratio determined by dividing (i) the product of the original issuance price multiplied by a premium of 147.5%, less distributions paid after June 30, 2021, and before the closing date of the transaction, by (ii) the closing unit price of the Partnership on the last trading day prior to completion of the merger.

Phillips 66 PDI, a wholly owned subsidiary of Phillips 66 that owns a majority of our common units, has delivered a written consent approving the transaction. This written consent constitutes the requisite vote of the holders of our common units to approve the transaction.

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

See Note 1—Business and Basis of Presentation, in the Notes to Consolidated Financial Statements, for additional information regarding the merger agreement.

2021 DEVELOPMENTS

We own a 25% interest in the South Texas Gateway Terminal, which connects to the Gray Oak Pipeline in Corpus Christi, Texas. In the first quarter of 2021, the South Texas Gateway terminal commissioned additional storage capacity, bringing the total capacity to 8.6 million barrels and marking the completion of the final construction phase. The marine export terminal has two deepwater docks with up to 800,000 BPD of export capacity.

We completed construction of the C2G Pipeline, a 16 inch ethane pipeline that connects our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi. The pipeline began commercial operations in the fourth quarter of 2021 and is supported by long-term commitments.

In the first half of 2021, we exited the Liberty Pipeline project and transferred our ownership interest in the joint venture to our co-venturer. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information regarding the Liberty Pipeline project.

We own a 25% interest in the Dakota Access Pipeline. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information regarding recent developments.

SUMMARY OF ASSETS AND OPERATIONS
Pipeline Assets
The following table presents certain information regarding our pipeline assets as of December 31, 2021. Each system listed below has an associated commercial agreement with Phillips 66.

System Name	State of Origination/Terminus	Commodity Handled	Interest	Length (Miles)	Gross Capacity (MBD)	Associated Phillips 66 Refinery
Billings Crude System
Glacier	Montana	Crude Oil	79%	623	124	Billings
Billings Products System
Seminoe	Montana/Wyoming	Refined Petroleum Products	100	342	44	Billings
Borger Crude System
Line O	Oklahoma/Texas	Crude Oil	100	276	38	Borger
New Mexico Crude	New Mexico/Texas	Crude Oil	100	129	106	Borger
West Texas Crude	Texas	Crude Oil	100	699	140	Borger
Borger Products System
ATA Line	Texas/New Mexico	Refined Petroleum Products	50	293	34	Borger
Borger to Amarillo	Texas	Refined Petroleum Products	100	93	74	Borger
SAAL	Texas	Refined Petroleum Products	33	102	32	Borger
SAAL	Texas	Refined Petroleum Products	54	19	30	Borger
C2G Pipeline	Texas	Natural Gas Liquids	100	155	135	Sweeny
Clifton Ridge Crude System	Louisiana	Crude Oil	100	10	260	Lake Charles
Cross-Channel Connector Products System	Texas	Refined Petroleum Products	100	5	184	Sweeny
Eagle Ford Gathering System	Texas	Crude Oil	100	28	58	Sweeny
Gold Line Products System
Gold Line Pipeline	Texas/Illinois	Refined Petroleum Products	100	686	120	Borger/Ponca City
Paola Products Pipeline	Kansas	Refined Petroleum Products	100	106	120	Borger/Ponca City
Hartford Connector Products System
Hartford, Illinois to Explorer Pipeline	Illinois	Refined Petroleum Products	100	1	430	Wood River
Wood River Refinery to Hartford, Illinois	Illinois	Refined Petroleum Products	100	3	80	Wood River
Lake Charles Products Pipeline	Louisiana	Refined Petroleum Products	100	1	240	Lake Charles
Ponca Crude System
CushPo	Oklahoma	Crude Oil	100	62	130	Ponca City
North Texas Crude	Texas	Crude Oil	100	142	34	Ponca City
Oklahoma Crude	Texas/Oklahoma	Crude Oil	100	217	100	Ponca City
Ponca Products System
Brown Line	Oklahoma/Kansas	Natural Gas Liquids	100	76	26	Ponca City
Cherokee East	Oklahoma/Missouri	Refined Petroleum Products	100	292	59	Ponca City
Cherokee North	Oklahoma/Kansas	Refined Petroleum Products	100	29	55	Ponca City
Cherokee South	Oklahoma	Refined Petroleum Products	100	98	47	Ponca City
Medford	Oklahoma	Natural Gas Liquids	100	42	25	Ponca City
River Parish NGL System	Louisiana	Natural Gas Liquids	100	499	104	N/A
Standish Pipeline	Oklahoma/Kansas	Refined Petroleum Products	100	92	77	Ponca City
Sweeny to Pasadena Products System	Texas	Refined Petroleum Products	100	120	335	Sweeny

The following table presents certain information regarding our equity investment pipeline assets as of December 31, 2021.

System Name	State of Origination/Terminus	Commodity Handled	Interest	Length (Miles)	Gross Capacity (MBD)
Bakken Pipeline	North Dakota/Texas	Crude Oil	25.00%	1,918	750
Bayou Bridge Pipeline	Texas/Louisiana	Crude Oil	40.00	213	480
Explorer Pipeline	Texas/Indiana	Refined Petroleum Products	21.94	1,830	660
Gray Oak Pipeline*	Texas	Crude Oil	42.25	862	900
Sacagawea Pipeline	North Dakota	Crude Oil	49.50	95	183
Sacagawea Gas Pipeline**	North Dakota	Natural Gas	49.50	24	0.18
Sand Hills Pipeline	New Mexico/Texas	Natural Gas Liquids	33.34	1,400	500
Southern Hills Pipeline	Kansas/Texas	Natural Gas Liquids	33.34	981	192
STACK Pipeline	Oklahoma	Crude Oil	50.00	149	250
*Interest reflects our proportionate share, excluding a noncontrolling interest held in a 65 percent-owned consolidated subsidiary. See the “Gray Oak Pipeline, LLC” section of Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for a discussion of the ownership structure.
**Natural Gas pipeline in billion cubic feet per day.

Terminal, Rail Rack and Storage Assets

The following table presents certain information regarding our wholly owned terminal, rail rack and storage assets as of December 31, 2021. Each asset listed below has an associated commercial agreement with Phillips 66.

Facility Name	Location	Commodity Handled	Gross Storage Capacity (MBbl)	Gross Loading Capacity (MBD)	Associated Phillips 66 Refinery
Bayway Products System
Linden	New Jersey	Refined Petroleum Products	360	95	Bayway
Tremley Point	New Jersey	Refined Petroleum Products	1,701	25	Bayway
Bayway Rail Rack	New Jersey	Crude Oil	N/A	75	Bayway
Billings Crude System
Buffalo Crude	Montana	Crude Oil	303	N/A	Billings
Billings Crude	Montana	Crude Oil	236	N/A	Billings
Cut Bank	Montana	Crude Oil	315	N/A	Billings
Billings Products System
Casper	Wyoming	Refined Petroleum Products	365	7	Billings
Sheridan	Wyoming	Refined Petroleum Products	94	6	Billings
Borger Crude System
Buxton Crude	Oklahoma	Crude Oil	400	N/A	Borger
Odessa Crude	Texas	Crude Oil	521	N/A	Borger
Borger Products System
Albuquerque Products	New Mexico	Refined Petroleum Products	274	20	Borger
Amarillo Products	Texas	Refined Petroleum Products	296	23	Borger
Lubbock Products	Texas	Refined Petroleum Products	182	18	Borger
Clemens Caverns	Texas	Natural Gas Liquids	16,500	N/A	N/A
Clifton Ridge Crude System
Clifton Ridge	Louisiana	Crude Oil	3,800	N/A	Lake Charles
Pecan Grove Storage	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	177	N/A	Lake Charles
Ferndale Rail Rack	Washington	Crude Oil	N/A	35	Ferndale
Gold Line Products System
East St. Louis	Illinois	Refined Petroleum Products	1,529	55	Borger/ Ponca City
Jefferson City	Missouri	Refined Petroleum Products	103	15	Borger/ Ponca City
Kansas City	Kansas	Refined Petroleum Products	1,410	50	Borger/ Ponca City
Paola	Kansas	Refined Petroleum Products	978	N/A	Borger/ Ponca City
Wichita North	Kansas	Refined Petroleum Products	769	20	Borger/ Ponca City
Hartford Connector Products System
Hartford	Illinois	Refined Petroleum Products	1,468	21	Wood River
Medford Spheres	Oklahoma	Natural Gas Liquids	70	N/A	Ponca City
Ponca Crude System
Cushing	Oklahoma	Crude Oil	275	N/A	Ponca City
Ponca City	Oklahoma	Crude Oil	1,229	N/A	Ponca City
Wichita Falls	Texas	Crude Oil	225	N/A	Ponca City
Ponca Products System
Glenpool	Oklahoma	Refined Petroleum Products	571	18	Ponca City
Mount Vernon Products	Missouri	Refined Petroleum Products	365	40	Ponca City
Mount Vernon NGL	Missouri	Natural Gas Liquids	105	16	Ponca City
Oklahoma City Products	Oklahoma	Refined Petroleum Products	345	42	Ponca City
Ponca City Products	Oklahoma	Refined Petroleum Products	63	22	Ponca City
Ponca City NGL	Oklahoma	Natural Gas Liquids	N/A	6	Ponca City
Wichita South	Kansas	Refined Petroleum Products	272	N/A	Ponca City
River Parish NGL System	Louisiana	Natural Gas Liquids	1,500	N/A	N/A
Sweeny to Pasadena Products System
Pasadena	Texas	Refined Petroleum Products, Natural Gas Liquids	3,558	65	Sweeny

The following table presents certain information regarding our equity investment terminal, rail rack and storage assets as of December 31, 2021.

System Name	Location	Commodity Handled	Interest	Gross Storage Capacity (MBbl)	Active Terminaling Capacity* (MBD)
Keene Terminal	North Dakota	Crude Oil	50%	503	N/A
Palermo Terminal	North Dakota	Crude Oil	70	235	100
South Texas Gateway Terminal	Texas	Crude Oil	25	8,600	N/A
*Active terminaling capacity represents the amount of railcar loading capacity currently available for use by our customers.

Marine Assets

The following table presents certain information regarding our wholly owned marine assets as of December 31, 2021. Each asset listed below has an associated commercial agreement with Phillips 66.

System Name	Location	Commodity Handled	Gross Loading Capacity (MBbl/h)*	Associated Phillips 66 Refinery
Clifton Ridge Crude System
Clifton Ridge Ship Dock	Louisiana	Crude Oil, Refined Petroleum Products	50	Lake Charles
Pecan Grove Barge Dock	Louisiana	Lubricant Base Stocks, Refined Petroleum Products	6	Lake Charles
Hartford Connector Products System
Hartford Barge Dock	Illinois	Refined Petroleum Products	3	Wood River
Bayway Products System
Tremley Point	New Jersey	Refined Petroleum Products	7	Bayway
*Marine capacity is in thousands of barrels per hour.

The following table presents certain information regarding our equity investment marine asset as of December 31, 2021.

System Name	Location	Commodity Handled	Interest	Gross Loading Capacity* (MBbl/h)
South Texas Gateway Terminal	Texas	Crude Oil	25%	120
*Marine capacity is in thousands of barrels per hour.

Processing Assets

The following table presents certain information regarding our other wholly owned assets as of December 31, 2021. Each asset listed below has an associated commercial agreement with Phillips 66.

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

With respect to the protection of computer-based systems and technology from cyber threats and attacks, we are subject to two federal Cybersecurity Directives. The first, Security Directive Pipeline-2021-01A, requires that we report cyber incidents to the Cybersecurity and Infrastructure Security Agency as soon as practicable (but no later than 12 hours after a cybersecurity incident is identified). The second is Security Directive Pipeline-2021-02B, which requires cybersecurity mitigation actions, contingency planning, and testing. We are currently working our development and implementation plan to comply with these directives. We also continue to implement and improve our own cyber security programs and protocols; however, we cannot guarantee their effectiveness.

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

Expensed environmental costs were $2 million in 2021 and are expected to be less than $5 million in 2022 and 2023. The majority of the environmental expenses forecasted for 2022 and 2023 relate to environmental matters attributable to ownership of our assets prior to their acquisition from Phillips 66. Phillips 66 has agreed to retain responsibility for these liabilities. Accordingly, although these amounts would be expensed by us, there would be no required cash outflow from us. See the “Indemnification and Excluded Liabilities” section to follow for additional information on Phillips 66-retained liabilities. Capitalized environmental costs were $11 million in 2021 and are expected to be approximately the same in 2022 and 2023. These amounts do not include capital expenditures made for other purposes that have an indirect benefit on environmental compliance.

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

In December 2007, Congress passed the Energy Independence and Security Act (EISA) that created a second Renewable Fuels Standard (RFS2). This standard requires the total volume of renewable transportation fuels (including ethanol and advanced biofuels) required to be blended into transportation fuels sold or introduced annually in the United States to rise to 36 billion gallons by 2022. The requirements could reduce future demand for petroleum products and thereby have an indirect effect on certain aspects of our business. On December 7, 2021, the U.S. Environmental Protection Agency (EPA) proposed RFS volumes for the 2021 and 2022 compliance years, which essentially holds the 2021 RFS volumes to actual volumes of biofuel consumption, while increasing the volumes in 2022. The EPA also reproposed the compliance year 2020 RFS volumes, also holding them to actual volumes. It is uncertain how various future requirements contained in EISA, and the regulations promulgated thereunder, may be implemented and what their full impact may be on our operations.

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

GENERAL

Major Customer
Phillips 66 accounted for 97%, 98% and 97% of our total operating revenues in the years ended December 31, 2021, 2020 and 2019, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL transportation, terminaling, storage, stevedoring, fractionation, processing and rail terminal services to Phillips 66.

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

Employees and Human Capital
We are managed and operated by the executive officers of our General Partner with oversight provided by its Board of Directors. Neither we nor our subsidiaries have any employees and as such, there are no human capital objectives or measures material to an understanding of our business. Our General Partner has the sole responsibility for providing the employees and other personnel necessary to conduct our operations. As of December 31, 2021, Phillips 66 employed approximately 600 people who provided direct support for our operations.

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

Item 1A. RISK FACTORS

You should carefully consider the risks described below with all of the other information included in this Annual Report on Form 10-K. Each of these risk factors could adversely affect our business, operating results and financial condition, as well as adversely affect the value of an investment in our common units, if we are unable to complete our merger with Phillips 66. These risk factors do not identify all risks that we face; our operations could also be affected by factors, events or uncertainties that are not presently known to us or that we do not currently consider to present significant risks to our operations.

COVID-19 Pandemic Risk

The Coronavirus Disease 2019 (COVID-19) pandemic resulted in a significant decrease in demand for petroleum products, which has decreased demand for our transportation and midstream services and has had and could continue to have a material adverse effect on our business, financial condition, results of operations and cash flow. Any future outbreak of a widespread health epidemic could materially and adversely impact our business in the future.

Our operations expose us to risks associated with public health crises and outbreaks of epidemics, pandemics, or contagious diseases, such as COVID-19. The COVID-19 pandemic and the associated containment efforts had a serious adverse impact on the economy and a material adverse effect on the volumes of products we transport and terminal. During fiscal 2020, demand for these products was significantly reduced. If government authorities impose any new mandatory closures, work-from-home orders and social distancing protocols, or other restrictions to mitigate the further spread of COVID-19, it is likely that demand for the products we transport and terminal will again be impacted and our business will be negatively affected.

Even if a virus or other illness does not spread significantly, the perceived risk of infection or health risk may result in reduced demand for the products we transport and terminal and materially affect our business. As we cannot predict the duration or scope of COVID-19 or any pandemic, the negative financial impact to our results cannot be reasonably estimated and could be material. Factors that will influence the impact on our business and operations include the duration and extent of the pandemic, including the virulence and spread of different strains of a virus and the level and timing of vaccine development and distribution across the world and their impact on economic recovery and growth, the extent of imposed or recommended containment and mitigation measures and their impact on our operations, and the general economic consequences of the pandemic.

To the extent the COVID-19 pandemic or other widespread public health crises adversely affected or affects our business and financial results, it may also have the effect of heightening many of the other risks that could adversely affect our business described below, such as risks associated with industry capacity utilization, material adverse changes in the ability of Phillips 66 and our joint venture partners to perform their obligations under agreements with us, and economic and competitive conditions.

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

We are subject to all of the risks and operational hazards inherent in processing, fractionating, transporting, terminaling and storing crude oil, NGL and refined petroleum products, which could lead to business interruptions or shutdowns of our facilities or assets. We are also subject to the risk that our customers, including Phillips 66, experience casualty events, thereby suspending their operations and reducing their need for our services. Certain of the risks and operational hazards that could cause business interruptions or shutdowns of our assets or facilities, or those of our customers, include, but are not limited to:

•Damages to pipelines, terminals and facilities, related equipment and surrounding properties caused by earthquakes, tornados, hurricanes, floods, fires, severe weather, explosions and other natural disasters, geopolitical conflicts, acts of terrorism and inadvertent damage to pipelines from construction, farm and utility equipment.

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

In addition, certain interest groups have also proposed ballot initiatives and constitutional amendments designed to restrict crude oil and natural gas development generally. If ballot initiatives, local, state, or national restrictions or prohibitions are adopted and result in more stringent limitations on the products we transport and terminal and our ability to transport and terminal those products.

If legislative and regulatory initiatives cause a material decrease in the drilling of new wells and related servicing activities, it may reduce crude oil, natural gas and NGL supplies, negatively affecting the volume of products available to transport and terminal, resulting in a material adverse effect on our financial position, results of operations and cash flows.

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

The potential physical effects of climate change and severe weather on our operations are highly uncertain and depend upon the unique geographic and environmental factors present. Examples of such effects include rising sea levels at our coastal facilities, changing storm patterns and intensities, and changing temperature levels. We operate facilities or serve refineries located in coastal regions of the United States, which have been affected by hurricanes requiring us temporarily to shut down operations at those sites. Extended periods of such disruption could have an adverse effect on our results of operations. The potential physical effects of climate change and severe weather also could affect the facilities and operations of Phillips 66 with which our facilities and operations are connected.

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

Continuing political and social concerns about the issues of climate change may result in changes to our business and significant expenditures, including litigation-related expenses.

Increasing attention to global climate change has resulted in increased investor attention and an increased risk of public and private litigation, which could increase our costs or otherwise adversely affect our business. For example, investor activism has recently been increasing in our industry, which could result in changes to our business or governance. Additionally, cities, counties, and other governmental entities in several states in the U.S. have filed lawsuits against energy companies seeking damages allegedly associated with climate change. We believe these lawsuits are an inappropriate vehicle to address the challenges associated with climate change. Should we be named in any such lawsuit, we would vigorously defend against them for lacking factual and legal merit, however we could still incur substantial legal costs associated with defending any such lawsuits in the future. Additionally, any of these risks could result in unexpected costs, negative sentiments about our company, disruptions in our operations, and increases to our operating expenses, which in turn could have an adverse effect on our business, financial condition and results of operations.

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

Risks Inherent in an Investment in Us

We have agreed to merge with Phillips 66 in a transaction in which each of our unitholders will receive 0.50 shares of Phillips 66 common stock for each of our common units. Because the exchange ratio is fixed and because the market price of Phillips 66 common stock will fluctuate prior to the completion of our merger with Phillips 66, our unitholders cannot be certain of the market value of the Phillips 66 common stock they will receive as merger consideration relative to the value of our common units they exchange.

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

Securities class action and derivative lawsuits could result in substantial costs and may delay or prevent the closing of our merger with Phillips 66.

Companies that have entered into merger agreements often become the target of securities class action lawsuits and derivative lawsuits that seek to enjoin the relevant merger or seek monetary relief. We are currently a defendant in lawsuits relating to the merger with and into Phillips 66 and, even if the pending or any future lawsuits involving us or Phillips 66 are without merit, defending against these claims can result in substantial costs and divert management time and resources. We cannot predict the outcome of these lawsuits, or other proceedings, nor can we predict the amount of time and expense that will be required to resolve such litigation. An unfavorable resolution of any such litigation surrounding the merger could delay or prevent its consummation. In addition, the costs of defending the litigation, even if resolved in our favor, could be substantial, and such litigation could distract from pursuing the consummation of the merger and other potentially beneficial business opportunities.

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

Our unitholders currently do not own sufficient units to remove our General Partner. The vote of the holders of at least 66 2/3% of all outstanding common units and Series A preferred units (on an as-converted basis) voting as a single class is required to remove our General Partner. As of December 31, 2021, our General Partner and its affiliates owned approximately 70% of all outstanding units.

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

At December 31, 2021, Phillips 66 indirectly owned 169,760,137 common units. Phillips 66 has certain registration rights under applicable securities laws and the sale by Phillips 66 of its common units in the public markets could have an adverse impact on the trading price of our common units.

Our General Partner has a limited call right that may require unitholders to sell their common units at an undesirable time or price.

If at any time our General Partner and its affiliates own more than 80% of our then-outstanding common units, our General Partner has the right, but not the obligation, to acquire all, but not less than all, of the common units held by unaffiliated persons at a price not less than their then-current market price. As a result, unitholders may be required to sell their common units at an undesirable time or price and may not receive any return on their investment. Unitholders may also incur a tax liability upon a sale of their units. Our General Partner and its affiliates owned approximately 74% of our total outstanding common units, and approximately 70% of our total outstanding common units and Series A preferred units (on an as-converted basis) in the aggregate, as of December 31, 2021.

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

Upon the sale, exchange or other disposition of a unit by a foreign unitholder, the transferee is generally required to withhold 10% of the amount realized on such sale, exchange or other disposition if any portion of the gain on such sale, exchange or other disposition would be treated as effectively connected with a U.S. trade or business. The U.S. Department of the Treasury and the IRS recently issued final regulations providing guidance on the application of these rules for transfers of certain publicly traded partnership interests, including transfers of our units. Under these regulations, the “amount realized” on a transfer of our units will generally be the amount of gross proceeds paid to the broker effecting the applicable transfer on behalf of the transferor, and such broker will generally be responsible for the relevant withholding obligations. Distributions to foreign persons may also be subject to additional withholding under these rules to the extent a portion of a distribution is attributable to an amount in excess of our cumulative net income that has not previously been distributed. The U.S. Department of the Treasury and the IRS have provided that these rules will generally not apply to transfers of, or distributions on, our common units occurring before January 1, 2023.

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

Under our amended omnibus agreement, and pursuant to the terms of various agreements under which we acquired assets from Phillips 66, Phillips 66 indemnifies us or assumes responsibility, for certain liabilities relating to litigation and environmental matters attributable to the ownership or operation of our assets prior to their contribution to us from Phillips 66.

See Note 11—Contingencies, in the Notes to Consolidated Financial Statements, for additional information.

Item 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common units trade on the New York Stock Exchange (NYSE) under the symbol PSXP. At January 31, 2022, there were 15 unitholders of record of our common units.

Item 6. [RESERVED]

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

Pending Merger with Phillips 66
On October 26, 2021, we entered into a definitive merger agreement with Phillips 66 and its wholly owned subsidiaries, Phillips 66 Company, Phillips 66 PDI, and Phoenix Sub LLC, and our General Partner pursuant to which Phillips 66 would acquire all of the publicly held common units representing limited partner interests in the Partnership not already owned by Phillips 66 and its subsidiaries on the closing date of the transaction. The agreement provides for an all-stock transaction in which each outstanding common unitholder would receive 0.50 shares of Phillips 66 common stock for each common unit. Pursuant to our partnership agreement, the Partnership’s perpetual convertible preferred units would be converted into common units at a premium to the original issuance price prior to exchange for Phillips 66 common stock. The merger is expected to close in March 2022, subject to customary closing conditions.

Upon closing, we will become an indirect wholly owned subsidiary of Phillips 66, and our common units will cease to be listed on the NYSE and will be subsequently deregistered under the Exchange Act. See Note 1—Business and Basis of Presentation, in the Notes to Consolidated Financial Statements, for additional information regarding the merger agreement.

Executive Overview
Net income attributable to the Partnership was $735 million in 2021. We generated cash from operations of $1,153 million and received $137 million of return of investment distributions from equity affiliates. This cash was primarily used to fund our capital expenditures and investments and make quarterly cash distributions to our common and preferred unitholders. As of December 31, 2021, we had cash and cash equivalents of $62 million and $749 million of unused capacity under our $750 million revolving credit facility.

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

The Coronavirus Disease 2019 (COVID-19) pandemic continues to impact global economic activity. Our results in 2021 reflect the gradual recovery of demand for refined petroleum products following the administration of COVID-19 vaccines and the easing of pandemic restrictions since the beginning of 2021. However, uncertainty remains regarding the depth and duration of the pandemic.

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

RESULTS OF OPERATIONS

	Millions of Dollars
Years Ended December 31	2021	2020	2019
Revenues and Other Income
Operating revenues—related parties	$1,116	1,008	1,097
Operating revenues—third parties	30	30	29
Equity in earnings of affiliates	595	493	535
Gain from equity interest transfer	—	84	—
Other income	13	3	6
Total revenues and other income	1,754	1,618	1,667

Costs and Expenses
Operating and maintenance expenses	383	342	405
Depreciation	141	135	120
Impairments	208	96	—
General and administrative expenses	71	66	67
Taxes other than income taxes	41	40	39
Interest and debt expense	128	121	108
Other expenses	1	7	2
Total costs and expenses	973	807	741
Income before income taxes	781	811	926
Income tax expense	4	3	3
Net Income	777	808	923
Less: Net income attributable to noncontrolling interest	42	17	—
Net Income Attributable to the Partnership	735	791	923
Less: Preferred unitholders’ interest in net income attributable to the Partnership	48	41	37
Less: General partner’s interest in net income attributable to the Partnership	—	—	140
Limited Partners’ Interest in Net Income Attributable to the Partnership	$687	750	746

Net Cash Provided by Operating Activities	$1,153	955	1,016

Adjusted EBITDA	$1,393	1,221	1,268

Distributable Cash Flow	$1,035	970	989

	Year Ended December 31
	2021	2020	2019
Wholly Owned Operating Data
Pipelines
Pipeline revenues (millions of dollars)	$490	436	473
Pipeline volumes(1) (thousands of barrels daily)
Crude oil	923	864	991
Refined petroleum products and NGL	977	869	947
Total	1,900	1,733	1,938

Average pipeline revenue per barrel (dollars)	$0.70	0.68	0.67

Terminals
Terminal revenues (millions of dollars)	$175	153	167
Terminal throughput (thousands of barrels daily)
Crude oil(2)	410	354	470
Refined petroleum products	782	713	804
Total	1,192	1,067	1,274

Average terminaling revenue per barrel (dollars)	$0.40	0.39	0.35

Storage, processing and other revenues (millions of dollars)	$481	449	486
Total Operating Revenues (millions of dollars)	$1,146	1,038	1,126

Joint Venture Operating Data(3)
Crude oil, refined petroleum products and NGL (thousands of barrels daily)	1,255	1,007	760
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

	Millions of Dollars
	Year Ended December 31
	2021	2020	2019
Reconciliation to Net Income Attributable to the Partnership
Net Income Attributable to the Partnership	$735	791	923
Plus:
Net income attributable to noncontrolling interest	42	17	—
Net Income	777	808	923
Plus:
Depreciation	141	135	120
Net interest expense	127	120	105
Income tax expense	4	3	3
EBITDA	1,049	1,066	1,151
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	201	172	116
Expenses indemnified or prefunded by Phillips 66	1	2	1
Transaction costs associated with acquisitions	—	1	—
Impairments	208	96	—
Less:
Gain from equity interest transfer	—	84	—
Adjusted EBITDA attributable to noncontrolling interest	66	32	—
Adjusted EBITDA	1,393	1,221	1,268
Plus:
Deferred revenue impacts* †	(7)	8	(6)
Less:
Equity affiliate distributions less than proportional adjusted EBITDA	59	—	56
Maintenance capital expenditures†	115	97	74
Net interest expense	127	120	105
Preferred unit distributions	48	41	37
Income taxes paid	2	1	1
Distributable Cash Flow	$1,035	970	989
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

	Millions of Dollars
	Year Ended December 31
	2021	2020	2019
Reconciliation to Net Cash Provided by Operating Activities
Net Cash Provided by Operating Activities	$1,153	955	1,016
Plus:
Net interest expense	127	120	105
Income tax expense	4	3	3
Changes in working capital	(29)	15	34
Undistributed equity earnings	4	(7)	3
Impairments	(208)	(96)	—
Gain from equity interest transfer	—	84	—
Deferred revenues and other liabilities	4	4	(5)
Other	(6)	(12)	(5)
EBITDA	1,049	1,066	1,151
Plus:
Proportional share of equity affiliates’ net interest, taxes, depreciation and amortization, and impairments	201	172	116
Expenses indemnified or prefunded by Phillips 66	1	2	1
Transaction costs associated with acquisitions	—	1	—
Impairments	208	96	—
Less:
Gain from equity interest transfer	—	84	—
Adjusted EBITDA attributable to noncontrolling interest	66	32	—
Adjusted EBITDA	1,393	1,221	1,268
Plus:
Deferred revenue impacts*†	(7)	8	(6)
Less:
Equity affiliate distributions less than proportional adjusted EBITDA	59	—	56
Maintenance capital expenditures†	115	97	74
Net interest expense	127	120	105
Preferred unit distributions	48	41	37
Income taxes paid	2	1	1
Distributable Cash Flow	$1,035	970	989
*Difference between cash receipts and revenue recognition.
†Excludes Merey Sweeny capital reimbursements and turnaround impacts.

Statement of Income Analysis

2021 vs. 2020

Operating revenues increased $108 million, or 10%, in 2021. The increase was primarily attributable to higher volumes resulting from improved market conditions, additional assets placed into service and improved rates on our processing units, partially offset by the effects of the winter storms impacting the Central and Gulf Coast regions in the first quarter of 2021.

Equity in earnings of affiliates increased $102 million, or 21%, in 2021. The increase was primarily due to higher volumes, including volumes from Gray Oak Pipeline, LLC, which commenced full operations during the second quarter of 2020, South Texas Gateway Terminal LLC, which commenced full operations in the first quarter of 2021, and Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC. These increases were partially offset by a decrease in earnings from DCP Sand Hills Pipeline, LLC (Sand Hills). See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Gain on equity interest transfer reflects the second-quarter 2020 gain recognition related to a co-venturer’s acquisition of a 35% interest in the consolidated holding company that owns an interest in Gray Oak Pipeline, LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Operating and maintenance expenses increased $41 million, or 12%, in 2021. The increase was primarily due to higher utility costs.

Impairments reflects the 2021 impairment of our investment in Liberty Pipeline LLC (Liberty) and the cancellation of the ACE Pipeline project, and the 2020 impairments of our investments in Phillips 66 Partners Terminal LLC and STACK Pipeline LLC. See Note 4—Equity Investments and Note 7—Properties, Plants and Equipment in the Notes to Consolidated Financial Statements, for additional information.

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

Impairments reflects the fourth-quarter 2020 impairments of our investments in Phillips 66 Partners Terminal LLC and STACK Pipeline LLC. See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

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

Operating Activities
During 2021, we generated $1,153 million in cash from operations, an increase of $198 million, compared with cash from operations of $955 million in 2020. The increase was primarily attributable to higher operating distributions from equity affiliates and higher operating revenues due to improved volumes.

During 2020, cash provided by operating activities was $955 million, a decrease of $61 million, compared with cash from operations of $1,016 million in 2019. The decrease was primarily attributable to lower distributions from equity affiliates and increased interest payments in 2020.

Equity Affiliate Distributions
Our operating and investing cash flows are impacted by distribution decisions made by our equity affiliates. Over the three years ended December 31, 2021, we received aggregate distributions from our equity affiliates of $2,004 million. We cannot control the amount or timing of future distributions from equity affiliates; therefore, future distributions are not assured.

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

Outstanding revolving borrowings under the facility bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the facility) plus the applicable margin. The facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on our credit ratings in effect from time to time. Borrowings under the facility may be short-term or long-term in duration, and we may at any time prepay outstanding borrowings under the facility, in whole or in part, without premium or penalty. At December 31, 2021, no borrowings were outstanding under this facility, compared with $415 million borrowings outstanding under this facility at December 31, 2020. At both December 31, 2021 and 2020, $1 million in letters of credit had been issued that were supported by this facility.

ATM Program
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. At December 31, 2021, we have $248 million of available capacity under our $250 million ATM program. We suspended issuances under the ATM program in the first quarter of 2020 due to low common unit prices. We did not issue any common units under the ATM program during the twelve months ended December 31, 2021. During the year ended December 31, 2020, on a settlement-date basis, we issued an aggregate of 40,570 common units, generating net proceeds of $2 million. Since inception in June 2016 through December 31, 2021, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66. If this merger is consummated, our common units will no longer be publicly traded and, as a result, we would not expect any issuances of common units under our ATM Program before or after the closing date of this transaction. See Note 1—Business and Basis of Presentation, in the Notes to Consolidated Financial Statements, for additional information regarding the merger agreement.

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

Term Loans
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

In February 2019, Gray Oak Holdings LLC transferred a 10% interest in Gray Oak Pipeline, LLC, to a third party that exercised a purchase option, for proceeds of $81 million. The proceeds received from this sale are reflected as an investing cash inflow in the “proceeds from sale of equity interest” line item on our consolidated statement of cash flows.

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

In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of senior unsecured notes consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes. In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above mentioned ongoing litigation. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At December 31, 2021, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

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

Our capital expenditures and investments for the years ended December 31, 2021, 2020 and 2019 were:

	Millions of Dollars
	2021	2020	2019
Capital Expenditures and Investments
Capital expenditures and investments	$296	915	1,082
Capital expenditures and investments funded by joint venture partners*	—	(61)	(423)
Adjusted Capital Spending	$296	854	659

Expansion	$181	757	579
Maintenance	115	97	80
*See Note 4—Equity Investments, in the Notes to Consolidated Financial Statements, for additional information.

Our capital expenditures and investments for the three-year period ended December 31, 2021, included:

•Contributions to the Gray Oak Pipeline project and South Texas Gateway Terminal development activities.

•Construction activities related to the C2G Pipeline, a new 16 inch ethane pipeline that connects our Clemens Caverns storage facility to petrochemical facilities in Gregory, Texas, near Corpus Christi.

•Construction activities related to increasing storage capacity at Clemens Caverns.

•Construction activities related to increasing capacity on the Sweeny to Pasadena refined petroleum products pipeline.

•Contributions to Dakota Access for a pipeline optimization project.

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

2022 Capital Budget
Our 2022 capital budget is $338 million, including expansion capital of $203 million which will be directed toward pipeline operations and completing optimization and near-term committed projects, and repayment of our 25% share of Dakota Access’ debt due in 2022. The capital budget also includes $135 million for maintenance projects to improve system reliability and pipeline integrity.

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

Cash Distributions
On January 18, 2022, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which resulted in a total distribution to common unitholders of $200 million attributable to the fourth quarter of 2021. This distribution was paid February 14, 2022, to common unitholders of record as of January 31, 2022.

The following table summarizes our quarterly cash distributions for 2021 and 2020 to our common unitholders:

Quarter Ended	Quarterly Cash Distribution Per Common Unit* (Dollars)	Total Quarterly Cash Distribution (Millions of Dollars)	Date of Distribution
December 31, 2021	$0.875	$200	February 14, 2022
September 30, 2021	0.875	200	November 12, 2021
June 30, 2021	0.875	199	August 13, 2021
March 31, 2021	0.875	200	May 14, 2021
December 31, 2020	0.875	200	February 12, 2021
September 30, 2020	0.875	200	November 13, 2020
June 30, 2020	0.875	200	August 13, 2020
March 31, 2020	0.875	199	May 14, 2020
*Cash distributions declared attributable to the indicated periods.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders received $12 million of distributions attributable to the fourth quarter of 2021. This distribution was paid February 14, 2022, to preferred unitholders of record as of January 31, 2022.

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66. This agreement provides that, unless prohibited by the partnership agreement or applicable law, our General Partner shall cause the Partnership to declare, authorize and pay regular quarterly cash distributions on our common units in an amount not less than $0.875 per unit for the quarterly period ending December 31, 2021, and for each full quarterly period thereafter, unless the merger closes prior to the applicable record date. See Note 1—Business and Basis of Presentation, in the Notes to Consolidated Financial Statements, for additional information regarding the merger agreement.

Contractual Obligations

Our contractual obligations primarily consist of purchase obligations, outstanding debt principal and interest obligations, operating lease obligations, and asset retirement and environmental obligations.

Purchase Obligations
Our purchase obligations represent agreements to purchase goods or services that are enforceable, legally binding and specify all significant terms. We expect to fulfill these purchase obligations with operating cash flows in the period when due. As of December 31, 2021, our purchase obligations totaled $110 million, with $100 million due within one year.

In addition to the contractual obligations discussed above, we are party to an amended omnibus agreement with Phillips 66. The amended omnibus agreement contractually requires us to pay a monthly operational and administrative support fee in the amount of $8 million to Phillips 66 for certain administrative and operational support services provided to us. The amended omnibus agreement generally remains in full force and effect so long as Phillips 66 controls our General Partner.

Our preferred units are contractually entitled to receive cumulative quarterly distributions. Subject to certain conditions, we or the holders of the preferred units may convert the preferred units into common units at certain anniversary dates after the issuance date. See Note 13—Equity, in the Notes to Consolidated Financial Statements, for additional information.

Debt Principal and Interest Obligations
As of December 31, 2021, our aggregate principal amount of outstanding debt was $3.9 billion, with $450 million due within one year. Our obligations for interest on the debt totaled $1.7 billion, with $134 million due within one year. See Note 10—Debt, in the Notes to Consolidated Financial Statements, for additional information regarding our outstanding debt principal and interest obligations.

Operating Lease Obligations
See Note 9—Lease Assets and Liabilities, in the Notes to Consolidated Financial Statements, for information regarding our lease obligations and timing of our expected lease payments.

Asset Retirement and Environmental Obligations
See Note 12—Asset Retirement Obligations and Accrued Environmental Costs, in the Notes to Consolidated Financial Statements, for information regarding asset retirement and environmental obligations.

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

Legal and Tax Matters
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal and tax support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal and tax organizations apply their knowledge, experience and professional judgment to the specific characteristics of our cases and uncertain tax positions. Phillips 66’s legal organization employs a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and recommends if adjustment of existing accruals, or establishment of new accruals, is required. As of December 31, 2021 and 2020, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Investments in nonconsolidated entities accounted for under the equity method are reviewed for impairment when there is evidence of a loss in value. Such evidence of a loss in value might include our inability to recover the carrying amount, the lack of sustained earnings capacity which would justify the current investment amount, or a current fair value less than the investment’s carrying amount. When it is determined such a loss in value is other than temporary, an impairment charge is recognized for the difference between the investment’s carrying value and its estimated fair value. When determining whether a decline in value is other than temporary, management considers factors such as the duration and extent of the decline, the investee’s financial condition and near-term prospects, and our ability and intention to retain our investment for a period that will be sufficient to allow for any anticipated recovery in the market value of the investment. When quoted market prices are not available, the fair value is usually based on the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and a market analysis of comparable assets, if appropriate. Different assumptions could affect the timing and the amount of an impairment of an investment in any period. See Note 4—Equity Investments, and Note 7—Properties, Plants and Equipment, in the Notes to Consolidated Financial Statements, for additional information on impairments recorded in 2021 and 2020.

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

Goodwill
At December 31, 2021, we had $185 million of goodwill recorded in conjunction with past business combinations. The majority of our goodwill is related to acquisitions from Phillips 66. In these common control transactions, the net assets acquired are recorded at Phillips 66’s historical carrying value, including any associated goodwill. Goodwill is not amortized. Instead, goodwill is subject to at least annual tests for impairment at a reporting unit level. A reporting unit is an operating segment or a component that is one level below an operating segment and they are determined primarily based on the manner in which the business is managed. We have one reporting unit with a goodwill balance.

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

We completed our annual qualitative impairment test as of October 1, 2021, and concluded that the fair value of our reporting unit continued to exceed its respective carrying value (including goodwill) by a significant percentage. A decline in the estimated fair value of our reporting unit in the future could result in an impairment. As such, we continue to monitor for indicators of impairment until our next annual impairment assessment is performed.

Item 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Market risk is the risk of loss arising from adverse fluctuations in interest rates, the exchange rates of foreign currency markets, and commodity prices. Since we conduct our business in U.S. dollars, we are not exposed to foreign currency exchange-rate risk.

Commodity Price Risk
Since we neither take ownership of the crude oil, refined petroleum products or NGL we transport or store for our customers nor engage in commodity trading, we have limited direct exposure to risks associated with fluctuating commodity prices. Certain of our pipeline tariffs include a contractual loss allowance, calculated as a percentage of throughput volume multiplied by the quoted market price of the commodities shipped. This loss allowance, which represented 2% of our total operating revenues in 2021 and 2020, and 3% of our total operating revenues in 2019, is more volatile than tariffs and terminaling fees, as it depends on and fluctuates with the commodity prices of the products we transport and store; however, we do not intend to mitigate this risk to our revenues by hedging this commodity price exposure.

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

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At December 31, 2021
2022	$—		$450	1.0%
2023	—		—
2024	300	2.5%	—
2025	500	3.6%	—
2026	500	3.6%	—
Thereafter	2,175	4.1%	—
Total	$3,475		$450

Fair value	$3,810		$450

	Millions of Dollars, Except as Indicated
Expected Maturity Date	Fixed-Rate Maturity	Weighted-Average Interest Rate	Floating Rate Maturity	Weighted-Average Interest Rate

At December 31, 2020
2021	$—		$465	1.3%
2022	—		—
2023	—		—
2024	300	2.5%	—
2025	500	3.6%	—
Thereafter	2,675	4.0%	—
Total	$3,475		$465

Fair value	$3,752		$465

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
•Political and societal concerns about climate change that could result in changes to our business or increase expenditures, including litigation-related expenses.
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

Management assessed the effectiveness of the Partnership’s internal control over financial reporting as of December 31, 2021. In making this assessment, it used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on this assessment, management concluded the Partnership’s internal control over financial reporting was effective as of December 31, 2021.

Ernst & Young LLP has issued an audit report on the Partnership’s internal control over financial reporting as of December 31, 2021, and their report is included herein.

/s/ Greg C. Garland	/s/ Kevin J. Mitchell

Greg C. Garland	Kevin J. Mitchell
Chairman of the Board of Directors and Chief Executive Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)	Director, Vice President and Chief Financial Officer Phillips 66 Partners GP LLC (the general partner of Phillips 66 Partners LP)

Date: February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Phillips 66 Partners LP (the “Partnership”) as of December 31, 2021 and 2020, the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, based on our audits and the reports of other auditors, the financial statements present fairly, in all material respects, the consolidated financial position of the Partnership at December 31, 2021 and 2020, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We did not audit the consolidated financial statements of DCP Sand Hills Pipeline, LLC and DCP Southern Hills Pipeline, LLC (the “Pipelines”) and Dakota Access, LLC (“Dakota”). The Partnership accounts for its 33.34% interest in each of the Pipelines and its 25% interest in Dakota using the equity method of accounting. In the financial statements, the Partnership’s total investment in the Pipelines is stated at $794 million and $799 million as of December 31, 2021 and 2020, respectively, and the Partnership’s total equity in net income of the Pipelines is stated at $169 million, $180 million and $193 million for the years ended December 31, 2021, 2020, and 2019, respectively. In the financial statements, the Partnership’s total investment in Dakota is stated at $453 million and $448 million as of December 31, 2021 and 2020, respectively, and the Partnership’s total equity in net income of Dakota is stated at $154 million, $139 million, and $177 million for the years ended December 31, 2021, 2020, and 2019, respectively. The Pipelines’ and Dakota’s consolidated financial statements were audited by other auditors whose reports have been furnished to us, and our opinion, insofar as it relates to the amounts included for the Pipelines and Dakota for 2021, 2020 and 2019, are based on the reports of the other auditors.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Partnership's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 18, 2022 expressed an unqualified opinion thereon.

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

Assessment of Equity Method Investment Impairment
Description of the Matter
As discussed in Note 4 to the consolidated financial statements, the Partnership has investments in nonconsolidated entities accounted for using the equity method totaling $2.9 billion as of December 31, 2021. The carrying value of each equity method investment is evaluated for impairment when indicators of a loss in value below the carrying value exist, including a lack of sustained earnings or a deterioration of market conditions, among others.
Auditing the Partnership’s impairment assessments of whether an impairment indicator for its equity method investments exists was complex and judgmental due to the estimation required in determining whether an investment had an indicator of impairment.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of controls over the Partnership’s equity method impairment review process, including controls over the identification of factors that may indicate an equity method investment is impaired.
In order to test whether an impairment was indicated, we tested the Partnership’s qualitative evaluation of the presence, or lack of, impairment indicators for its equity method investments. This included, but was not limited to, an evaluation of the investments’ earnings history and sustainability under current and expected market conditions. We exercised professional judgement based on our knowledge of the industry and the investee’s business to assess the appropriateness of the management’s qualitative evaluation. For example, we performed inquiries of management, considered historical operating results of the investments being analyzed, their projected recovery periods, and current and expected market conditions affecting their results.

/s/ Ernst & Young LLP

Houston, Texas
February 18, 2022

We have served as the Partnership’s auditor since 2012.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of Phillips 66 Partners GP LLC and
Unitholders of Phillips 66 Partners LP

Opinion on Internal Control over Financial Reporting

We have audited Phillips 66 Partners LP's internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, Phillips 66 Partners LP (the Partnership) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Partnership as of December 31, 2021 and 2020, and the related consolidated statements of income, comprehensive income, changes in equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and our report dated February 18, 2022, expressed an unqualified opinion thereon.

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
February 18, 2022

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of
DCP Sand Hills Pipeline, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Sand Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in members’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 4 and Note 5 to the financial statements, the Company has significant transactions with related parties.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 4, 2022

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

To the Management Committee and Members of
DCP Southern Hills Pipeline, LLC

Opinion on the Financial Statements

We have audited the consolidated balance sheets of DCP Southern Hills Pipeline, LLC and subsidiary (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, changes in members’ equity, and cash flows, for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Emphasis of a Matter

As discussed in Note 4 and Note 5 to the financial statements, the Company has significant transactions with related parties.

Basis for Opinion

The financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 4, 2022

We have served as the Company’s auditor since 2013.

Report of Independent Registered Public Accounting Firm

Board of Managers and Members
Dakota Access, LLC

Opinion on the financial statements
We have audited the consolidated balance sheets of Dakota Access, LLC (a Delaware limited liability company) and subsidiaries (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations, members’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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

Critical audit matters
Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to those charged with governance of the Company and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

/s/ GRANT THORNTON LLP

We have served as the Company’s auditor since 2015.

Dallas, Texas
February 9, 2022

Consolidated Statement of Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2021	2020	2019
Revenues and Other Income
Operating revenues—related parties	$1,116	1,008	1,097
Operating revenues—third parties	30	30	29
Equity in earnings of affiliates	595	493	535
Gain from equity interest transfer	—	84	—
Other income	13	3	6
Total revenues and other income	1,754	1,618	1,667

Costs and Expenses
Operating and maintenance expenses	383	342	405
Depreciation	141	135	120
Impairments	208	96	—
General and administrative expenses	71	66	67
Taxes other than income taxes	41	40	39
Interest and debt expense	128	121	108
Other expenses	1	7	2
Total costs and expenses	973	807	741
Income before income taxes	781	811	926
Income tax expense	4	3	3
Net Income	777	808	923
Less: Net income attributable to noncontrolling interest	42	17	—
Net Income Attributable to the Partnership	735	791	923
Less: Preferred unitholders’ interest in net income attributable to the Partnership	48	41	37
Less: General partner’s interest in net income attributable to the Partnership	—	—	140
Limited Partners’ Interest in Net Income Attributable to the Partnership	$687	750	746

Net Income Attributable to the Partnership Per Limited Partner Unit (dollars)
Common units—basic	$3.00	3.29	4.45
Common units—diluted	3.00	3.27	4.29

Weighted-Average Limited Partner Units Outstanding (thousands)
Common units—basic	228,340	228,333	167,655
Common units—diluted	228,340	242,153	181,475
See Notes to Consolidated Financial Statements.

Consolidated Statement of Comprehensive Income	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2021	2020	2019

Net Income	$777	808	923
Defined benefit plans
Plan sponsored by equity affiliates, net of income taxes	(1)	—	—
Other comprehensive loss	(1)	—	—
Comprehensive Income	776	808	923
Less: Comprehensive income attributable to noncontrolling interest	42	17	—
Comprehensive Income Attributable to the Partnership	$734	791	923
See Notes to Consolidated Financial Statements.

Consolidated Balance Sheet	Phillips 66 Partners LP

	Millions of Dollars
At December 31	2021	2020
Assets
Cash and cash equivalents	$62	7
Accounts receivable—related parties	119	103
Accounts receivable—third parties	7	3
Materials and supplies	16	16
Prepaid expenses and other current assets	7	11
Total current assets	211	140
Equity investments	2,929	3,244
Net properties, plants and equipment	3,727	3,639
Goodwill	185	185
Other assets	49	50
Total Assets	$7,101	7,258

Liabilities
Accounts payable—related parties	$30	19
Accounts payable—third parties	67	73
Accrued interest	35	35
Deferred revenues	23	27
Short-term debt	450	465
Accrued property and other taxes	16	11
Other current liabilities	6	3
Total current liabilities	627	633
Long-term debt	3,447	3,444
Other liabilities	90	90
Total Liabilities	4,164	4,167

Equity
Preferred unitholders (2021—13,451,263 units issued and outstanding; 2020—13,819,791 units issued and outstanding)	729	749
Common unitholders—public (2021 and 2020—58,580,009 units issued and outstanding)	2,676	2,706
Common unitholder—Phillips 66 (2021 and 2020—169,760,137 units issued and outstanding)	(743)	(656)
Accumulated other comprehensive loss	(2)	(1)
Total unitholders’ equity	2,660	2,798
Noncontrolling interest	277	293
Total Equity	2,937	3,091
Total Liabilities and Equity	$7,101	7,258
See Notes to Consolidated Financial Statements.

Consolidated Statement of Cash Flows	Phillips 66 Partners LP

	Millions of Dollars
Years Ended December 31	2021	2020	2019
Cash Flows From Operating Activities
Net income	$777	808	923
Adjustments to reconcile net income to net cash provided by operating activities
Depreciation	141	135	120
Impairments	208	96	—
Undistributed equity earnings	(4)	7	(3)
Gain from equity interest transfer	—	(84)	—
Other	2	8	10
Working capital adjustments
Accounts receivable	(19)	(1)	(11)
Materials and supplies	21	(1)	—
Prepaid expenses and other current assets	4	(1)	10
Accounts payable	19	(16)	7
Accrued interest	—	(7)	5
Deferred revenues	(4)	11	(45)
Other accruals	8	—	—
Net Cash Provided by Operating Activities	1,153	955	1,016
Cash Flows From Investing Activities
Cash capital expenditures and investments	(311)	(910)	(1,095)
Advances/loans—related party	—	—	(95)
Collection of advances/loans—related party	—	—	95
Liberty acquisition	—	(75)	—
Return of investment from equity affiliates	137	177	67
Proceeds from sale of equity interest	22	—	81
Net Cash Used in Investing Activities	(152)	(808)	(947)
Cash Flows From Financing Activities
Issuance of debt	450	415	1,758
Repayment of debt	(465)	(25)	(1,286)
Issuance of common units	—	2	169
Debt issuance costs	(1)	—	(8)
Repurchase of preferred units	(24)	—	—
Quarterly distributions to preferred unitholders	(48)	(38)	(37)
Quarterly distributions to common unitholders—public	(205)	(205)	(192)
Quarterly distributions to common unitholder—Phillips 66	(594)	(594)	(321)
Quarterly distributions to General Partner—Phillips 66	—	—	(206)
Net proceeds from equity interest transfer	—	40	342
Proceeds from noncontrolling interest	—	3	—
Distributions to noncontrolling interest	(58)	(32)	—
Other contributions from (distributions to) Phillips 66	(1)	8	(3)
Net Cash Provided by (Used in) Financing Activities	(946)	(426)	216
Net Change in Cash and Cash Equivalents	55	(279)	285
Cash and cash equivalents at beginning of period	7	286	1
Cash and Cash Equivalents at End of Period	$62	7	286
See Notes to Consolidated Financial Statements.

Consolidated Statement of Changes in Equity					Phillips 66 Partners LP

	Millions of Dollars
	Partnership
	Preferred Unitholders Public	Common Unitholders Public	Common Unitholder Phillips 66	General Partner Phillips 66	Accum. Other Comprehensive Loss	Noncontrolling Interest	Total

December 31, 2018	$746	2,485	592	(1,313)	(1)	—	2,509
Cumulative effect of accounting change	—	(1)	—	—	—	—	(1)
Issuance of common units	—	173	—	—	—	—	173
Net income	37	252	494	140	—	—	923
Quarterly cash distributions to unitholders and General Partner ($3.400 per common unit)	(37)	(192)	(321)	(206)	—	—	(756)
Conversion of GP economic interest	—	—	(1,385)	1,381	—	—	(4)
Other distributions to Phillips 66	—	—	(8)	(2)	—	—	(10)
December 31, 2019	746	2,717	(628)	—	(1)	—	2,834
Issuance of common units	—	2	—	—	—	—	2
Net income	41	192	558	—	—	17	808
Quarterly cash distributions to unitholders ($3.500 per common unit)	(38)	(205)	(594)	—	—	—	(837)
Transfer of equity interest	—	—	—	—	—	305	305
Proceeds from noncontrolling interest	—	—	—	—	—	3	3
Distributions to noncontrolling interest	—	—	—	—	—	(32)	(32)
Other contributions from Phillips 66	—	—	8	—	—	—	8
December 31, 2020	749	2,706	(656)	—	(1)	293	3,091
Net income	48	176	511	—	—	42	777
Other comprehensive loss	—	—	—	—	(1)	—	(1)
Quarterly cash distributions to unitholders ($3.500 per common unit)	(48)	(205)	(594)	—	—	—	(847)
Repurchase of preferred units	(20)	(1)	(3)	—	—	—	(24)
Distributions to noncontrolling interest	—	—	—	—	—	(58)	(58)
Other distributions to Phillips 66	—	—	(1)	—	—	—	(1)
December 31, 2021	$729	2,676	(743)	—	(2)	277	2,937
See Notes to Consolidated Financial Statements.

	Units
	Preferred Units Public	Common Units Public	Common Units Phillips 66	General Partner Units Phillips 66	Total Units

December 31, 2018	13,819,791	55,343,918	68,760,137	2,480,051	140,403,897
Units issued in public equity offerings	—	3,195,521	—	—	3,195,521
Units issued in conversion of GP economic interest	—	—	101,000,000	(2,480,051)	98,519,949
December 31, 2019	13,819,791	58,539,439	169,760,137	—	242,119,367
Units issued in public equity offerings	—	40,570	—	—	40,570
December 31, 2020	13,819,791	58,580,009	169,760,137	—	242,159,937
Units issued in public equity offerings	—	—	—	—	—
Repurchase of preferred units	(368,528)	—	—	—	(368,528)
December 31, 2021	13,451,263	58,580,009	169,760,137	—	241,791,409
See Notes to Consolidated Financial Statements.

Notes to Consolidated Financial Statements	Phillips 66 Partners LP

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

Our operations consist of crude oil, refined petroleum products and natural gas liquids (NGL) transportation, terminaling, processing and storage assets. We conduct our operations through both wholly owned and joint venture operations. The majority of our wholly owned assets are associated with, and are integral to the operation of, eight of Phillips 66’s owned or joint venture refineries. Our operations consist of one reportable segment.

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

Pending Merger with Phillips 66
On October 26, 2021, we entered into a definitive merger agreement with Phillips 66 and its wholly owned subsidiaries, Phillips 66 Company, Phillips 66 PDI, and Phoenix Sub LLC, and our General Partner pursuant to which Phillips 66 would acquire all of the publicly held common units representing limited partner interests in the Partnership not already owned by Phillips 66 and its subsidiaries on the closing date of the transaction. The agreement provides for an all-stock transaction in which each outstanding common unitholder would receive 0.50 shares of Phillips 66 common stock for each common unit. Pursuant to our partnership agreement, the Partnership’s perpetual convertible preferred units would be converted into common units at a premium to the original issuance price prior to exchange for Phillips 66 common stock. The merger is expected to close in March 2022, subject to customary closing conditions.

In connection with the merger transaction, our partnership agreement was amended, effective October 26, 2021, to provide for automatic conversion of the preferred units upon the acquisition by Phillips 66 of our common units at a conversion ratio determined by dividing (i) the product of the original issuance price multiplied by a premium of 147.5%, less distributions paid after June 30, 2021, and before the closing date of the transaction, by (ii) the closing unit price of the Partnership on the last trading day prior to completion of the merger.

Phillips 66 PDI, a wholly owned subsidiary of Phillips 66 that owns a majority of our common units, has delivered a written consent approving the transaction. This written consent constitutes the requisite vote of the holders of our common units to approve the transaction.

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

We account for lease and service elements of contracts classified as leases on a combined basis under the provisions of Financial Accounting Standards Board (FASB) Accounting Standards Update (ASU) No. 2016-02, “Leases (Topic 842),” except for leases of processing-type assets, which contain non-ratable fees related to turnaround activity. For these types of leases, we continued to separate the lease and service elements based on relative standalone prices and applied the new lease standard to the lease element and the revenue standard to the service element.

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

The expected future cash flows used for impairment reviews and related fair value calculations are based on estimated future throughputs, tariffs and fees, operating costs and capital project decisions, considering all available evidence at the date of review. See Note 7—Properties, Plants and Equipment, for additional information regarding the PP&E impairment we recorded in the third quarter of 2021.

Impairment of Investments in Nonconsolidated Entities
Investments in nonconsolidated entities are assessed for impairment whenever changes in the facts and circumstances indicate a loss in value has occurred. When indicators exist, the fair value is estimated and compared to the investment carrying value. If any impairment is judgmentally determined to be other than temporary, the carrying value of the investment is written down to fair value. The fair value of the impaired investment is determined based on quoted market prices, if available, or upon the present value of expected future cash flows using discount rates and other assumptions believed to be consistent with those used by principal market participants and a market analysis of comparable assets, if appropriate. See Note 4—Equity Investments, for additional information on impairments recorded in 2021 and 2020.

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

Total operating revenues disaggregated by asset type were as follows:

	Millions of Dollars
	2021	2020	2019

Pipelines	$490	436	473
Terminals	175	153	167
Storage, processing and other revenues	481	449	486
Total operating revenues	$1,146	1,038	1,126

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

Total operating revenues disaggregated by lease and service revenues were as follows:

	Millions of Dollars
	2021	2020

Lease revenues	$944	875
Service revenues	202	163
Total operating revenues	$1,146	1,038

Accounts Receivable
We bill our customers, mainly Phillips 66, under our lease and service contracts generally on a monthly basis.

Total accounts receivable by revenue type was as follows:

	Millions of Dollars
	2021	2020

Lease receivables	$98	87
Service receivables	28	19
Total accounts receivable	$126	106

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

Total deferred revenues under our lease and service agreements were as follows:

	Millions of Dollars
	2021	2020

Deferred lease revenues	$31	45
Deferred service revenues	9	4
Total deferred revenues	$40	49

Future Minimum Lease Payments from Customers
At December 31, 2021, future minimum payments to be received under our lease agreements with customers were estimated to be:

Millions of Dollars

2022	$763
2023	715
2024	591
2025	532
2026	359
Remaining years	923
Total future minimum lease payments from customers	$3,883

Remaining Performance Obligations
We typically have long-term service contracts with our customers, of which the original durations range from 5 to 15 years. The weighted-average remaining duration of these contracts is 14 years. These contracts include both fixed and variable transaction price components. At December 31, 2021, future service revenues expected to be recognized for the fixed component of the transaction price of our remaining performance obligations from service contracts with our customers that have an original expected duration of greater than one year were:

Millions of Dollars

2022	$187
2023	180
2024	155
2025	151
2026	141
Remaining years	971
Total future service revenues	$1,785

For the remaining service performance obligations, we applied the exemption for variable prices allocated entirely to a wholly unsatisfied performance obligation or to a wholly unsatisfied promise to transfer distinct services as part of a performance obligation.

Note 4—Equity Investments

The following table summarizes the carrying value of our equity investments:

		Millions of Dollars
	Percentage Ownership	2021	2020

Dakota Access, LLC and Energy Transfer Crude Oil Company, LLC (Bakken Pipeline)	25.00%	$574	577
Bayou Bridge Pipeline, LLC (Bayou Bridge)	40.00	277	288
DCP Sand Hills Pipeline, LLC (Sand Hills)	33.34	577	582
DCP Southern Hills Pipeline, LLC (Southern Hills)	33.34	217	217
Explorer Pipeline Company (Explorer)	21.94	83	92
Gray Oak Pipeline, LLC	65.00	812	860
Liberty Pipeline LLC (Liberty)*	—	—	241
Paradigm Pipeline LLC (Paradigm)	50.00	137	141
Phillips 66 Partners Terminal LLC (Phillips 66 Partners Terminal)	70.00	15	15
South Texas Gateway Terminal LLC (South Texas Gateway Terminal)	25.00	175	167
STACK Pipeline LLC (STACK)	50.00	62	64
Total equity investments		$2,929	3,244
*In April 2021, we transferred our 50% ownership interest in Liberty to our co-venturer.

Earnings (losses) from our equity investments were as follows:

	Millions of Dollars
	2021	2020	2019

Bakken Pipeline	$194	173	226
Bayou Bridge	38	31	31
Sand Hills	120	138	150
Southern Hills	49	42	43
Explorer	30	20	33
Gray Oak Pipeline, LLC	117	68	3
Paradigm	23	15	14
Phillips 66 Partners Terminal	1	(2)	25
South Texas Gateway Terminal	20	5	—
STACK	3	3	10
Total equity in earnings of affiliates	$595	493	535

Distributions received from our equity affiliates were $728 million, $677 million, and $599 million in 2021, 2020 and 2019, respectively.

Dakota Access, LLC (Dakota Access) and Energy Transfer Crude Oil Company, LLC (ETCO)
Dakota Access owns a pipeline system that transports crude oil from the Bakken/Three Forks production area in North Dakota to Patoka, Illinois, and ETCO owns a connecting crude oil pipeline system from Patoka to Nederland, Texas. These two pipeline systems collectively form the Bakken Pipeline system, which is operated by a co-venturer. The Bakken Pipeline system went into service in June 2017. We have a positive basis difference of $46 million for this investment, which represents capitalized interest incurred during construction of the pipeline and a capital contribution disbursed to the co-venturer. The positive basis difference is being amortized over periods between 16 and 41 years.

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

In March 2019, a wholly owned subsidiary of Dakota Access closed an offering of $2.5 billion aggregate principal amount of senior unsecured notes consisting of:

•$650 million aggregate principal amount of 3.625% Senior Notes due 2022.
•$1.0 billion aggregate principal amount of 3.900% Senior Notes due 2024.
•$850 million aggregate principal amount of 4.625% Senior Notes due 2029.

Dakota Access and ETCO have guaranteed repayment of the notes. In addition, we and our co-venturers in Dakota Access provided a Contingent Equity Contribution Undertaking (CECU) in conjunction with the notes offering. Under the CECU, the co-venturers may be severally required to make proportionate equity contributions to Dakota Access if there is an unfavorable final judgment in the above mentioned ongoing litigation. Contributions may be required if Dakota Access determines that the issues included in any such final judgment cannot be remediated and Dakota Access has or is projected to have insufficient funds to satisfy repayment of the notes. If Dakota Access undertakes remediation to cure issues raised in a final judgment, contributions may be required if any series of the notes become due, whether by acceleration or at maturity, during such time, to the extent Dakota Access has or is projected to have insufficient funds to pay such amounts. At December 31, 2021, our share of the maximum potential equity contributions under the CECU was approximately $631 million.

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

Liberty
In February 2020, we entered into a Purchase and Sale Agreement with Phillips 66 PDI to acquire its 50% interest in the Liberty Pipeline joint venture for $75 million. The purchase price reflected the reimbursement of project costs incurred by Phillips 66 prior to the effective date of the transaction. The transaction was funded through a combination of cash on hand and our revolving credit facility, and closed on March 2, 2020. Liberty was a joint venture formed to develop and construct the Liberty Pipeline system. In the first quarter of 2021, we decided to exit the Liberty Pipeline project, which had previously been deferred due to the challenging business environment created by the Coronavirus Disease 2019 pandemic. As a result, we recorded a $198 million impairment to reduce the book value of our investment in Liberty at March 31, 2021, to our share of the estimated fair value of the joint venture’s pipeline assets and net working capital. The impairment is included in the “Impairments” line item on our consolidated statement of income. This valuation resulted in a Level 3 nonrecurring fair value measurement.

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

Southern Hills
Southern Hills is a joint venture with DCP Partners that owns an NGL pipeline system that extends from the Midcontinent region to the Mont Belvieu market hub. The Southern Hills Pipeline system is operated by DCP Partners. We have a negative basis difference of $86 million for this investment, which originated when the pipeline, formerly known as Seaway Products, was sold by Phillips 66 to a related party. The negative basis difference represents a deferred gain and is being amortized over 40 years.

Explorer
Explorer owns and operates a pipeline system that extends from the Texas Gulf Coast to Indiana. The Explorer Pipeline system transports refined petroleum products to more than 70 major cities in 16 U.S. states. We have a positive basis difference of $65 million for this investment, which represents fair value adjustments attributable to ownership increases in the pipeline. The positive basis difference is being amortized over periods between 6 and 14 years.

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

South Texas Gateway Terminal
In April 2018, we acquired a 25% interest in the South Texas Gateway Terminal under construction by a co-venturer, which connects to the Gray Oak Pipeline in Corpus Christi. The first dock of the marine export terminal began crude oil export operations in July 2020. The second dock commenced crude oil export operations in the fourth quarter of 2020. In the first quarter of 2021, the South Texas Gateway terminal commissioned additional storage capacity, bringing the total capacity to 8.6 million barrels and marking the completion of the final construction phase. The marine export terminal has two deepwater docks with up to 800,000 BPD of export capacity.

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

Summarized 100% financial information for all equity investments is presented on a combined basis below:

	Millions of Dollars
	2021	2020	2019

Revenues	$3,034	2,670	2,753
Income before income taxes	1,963	1,583	1,894
Net income	1,904	1,545	1,832
Current assets	716	671	642
Noncurrent assets	12,812	12,884	12,072
Current liabilities	1,144	381	662
Noncurrent liabilities	4,001	4,673	4,322
From acquisition date forward.

Note 5—Net Income Per Limited Partner Unit

We calculate net income attributable to the Partnership per limited partner unit by dividing the limited partners’ interest in net income by the weighted-average number of common units outstanding for the period. After considering the period’s cash distributions declared, the remaining undistributed earnings or excess distributions declared over earnings, if any, are allocated to participating securities in accordance with the contractual terms of our partnership agreement and as prescribed under the two-class method for those periods in which we have participating securities. Our preferred units became participating securities effective October 1, 2020. The earnings amount allocated to the limited partner common unitholders is adjusted for any premiums paid to repurchase preferred units. Participating securities included general partner units and associated incentive distribution rights (IDRs) prior to the restructuring transaction effective August 1, 2019. See Note 13—Equity for information on the restructuring transaction and our preferred units.

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

	Millions of Dollars
	2021	2020	2019

Net income attributable to the Partnership	$735	791	923
Less:
General partner’s distributions declared (including IDRs)*	—	—	139
Limited partners’ distributions declared on preferred units*	48	41	37
Limited partners’ distributions declared on common units*	799	799	609
Distributions less than (more than) net income attributable to the Partnership	$(112)	(49)	138
*Distributions declared are attributable to the indicated periods.

	2021
	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$799	48	847
Distributions more than net income attributable to the Partnership	(112)	—	(112)
Net income attributable to the Partnership	687	48	735
Premium paid for the repurchase of preferred units	(4)
Net income attributable to the Partnership—basic	683
Dilutive effect of preferred units	—
Net income attributable to the Partnership—diluted	$683

Weighted-average units outstanding—basic	228,340,146
Dilutive effect of preferred units	—
Weighted-average units outstanding—diluted	228,340,146

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$3.00
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	3.00

	2020
	Limited Partners’ Common Units	Limited Partners’ Preferred Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$799	41	840
Distributions less than net income attributable to the Partnership	(49)	—	(49)
Net income attributable to the Partnership—basic	750	41	791
Dilutive effect of preferred units	41
Net income attributable to the Partnership—diluted	$791

Weighted-average units outstanding—basic	228,333,213
Dilutive effect of preferred units	13,819,791
Weighted-average units outstanding—diluted	242,153,004

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$3.29
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	3.27

	2019
	Limited Partners’ Common Units	General Partner (including IDRs)	Limited Partners’ Preferred Units	Total
Net income attributable to the Partnership (millions):
Distributions declared	$609	139	37	785
Distributions less than net income attributable to the Partnership	137	1	—	138
Net income attributable to the Partnership—basic	746	140	37	923
Dilutive effect of preferred units(1)	32
Net income attributable to the Partnership—diluted	$778

Weighted-average units outstanding—basic	167,655,306
Dilutive effect of preferred units(1)	13,819,791
Weighted-average units outstanding—diluted	181,475,097

Net income attributable to the Partnership per limited partner unit—basic (dollars)	$4.45
Net income attributable to the Partnership per limited partner unit—diluted (dollars)	4.29
(1) The dilutive effect of the preferred units assumes the reallocation of net income attributable to the Partnership to the limited and general partners, including a reallocation associated with IDRs, pursuant to the available cash formula in the partnership agreement.

On January 18, 2022, the Board of Directors of our General Partner declared a quarterly cash distribution of $0.875 per common unit, which resulted in a total distribution to common unitholders of $200 million attributable to the fourth quarter of 2021. This distribution was paid February 14, 2022, to common unitholders of record as of January 31, 2022.

Beginning with the distribution to preferred unitholders attributable to the fourth quarter of 2020, the preferred unitholders are entitled to receive cumulative quarterly distributions equal to the greater of $0.678375 per unit, or the per-unit distribution amount paid to the common unitholders. Preferred unitholders received $12 million of distributions attributable to the fourth quarter of 2021. This distribution was paid February 14, 2022, to preferred unitholders of record as of January 31, 2022.

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66. This agreement provides that, unless prohibited by the partnership agreement or applicable law, our General Partner shall cause the Partnership to declare, authorize and pay regular quarterly cash distributions on our common units in an amount not less than $0.875 per unit for the quarterly period ending December 31, 2021, and for each full quarterly period thereafter, unless the merger closes prior to the applicable record date. See Note 1—Business and Basis of Presentation, for additional information regarding the merger agreement.

Note 6—Major Customer and Concentration of Credit Risk

Phillips 66 accounted for 97%, 98% and 97% of our total operating revenues for the years ended December 31, 2021, 2020 and 2019, respectively. Through our wholly owned and joint venture operations, we provide crude oil, refined petroleum products and NGL pipeline transportation, terminaling and storage, and crude oil gathering, NGL fractionation, crude oil processing, and rail-unloading services to Phillips 66 and other related parties.

We are potentially exposed to concentration of credit risk primarily through our accounts receivable from Phillips 66. These receivables have payment terms of 30 days or less and are settled against any existing payables we may have to Phillips 66 through Phillips 66’s interaffiliate settlement process. We monitor the creditworthiness of Phillips 66, which has an investment grade credit rating.

Note 7—Properties, Plants and Equipment

Our investment in PP&E, with the associated accumulated depreciation, at December 31 was:

	Estimated Useful Lives	Millions of Dollars
		2021	2020

Land		$19	19
Buildings and improvements	3 to 30 years	118	115
Pipelines and related assets*	10 to 45 years	1,986	1,518
Terminals and related assets*	25 to 45 years	853	847
Rail racks and related assets*	33 years	137	137
Processing and related assets*	25 years	1,064	1,063
Caverns and related assets*	25 to 45 years	733	732
Construction-in-progress		137	394
Gross PP&E		5,047	4,825
Accumulated depreciation		(1,320)	(1,186)
Net PP&E		$3,727	3,639
*Assets for which we are the lessor.

In the third quarter of 2021, we decided not to pursue the ACE Pipeline project. Accordingly, we wrote-off the capitalized costs associated with this project of $10 million. This charge is included in the “Impairments” line item on our consolidated statement of income.

Note 8—Goodwill

The carrying amount of goodwill was as follows:

	Millions of Dollars
	2021	2020

Beginning balance January 1	$185	185
Activity during the year	—	—
Ending balance December 31	$185	185

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

Operating lease ROU assets are recorded in the “Other assets” line item and lease liabilities are recorded in the “Other current liabilities” and “Other liabilities” line items on our consolidated balance sheet. During the years ended December 31, 2021 and 2020, the total operating lease ROU asset was $43 million and $44 million, respectively.

Future minimum lease payments and recorded short- and long-term lease liabilities at December 31, 2021, for operating leases were:

Millions of Dollars

2022	$3
2023	3
2024	3
2025	3
2026	3
Remaining years	84
Future minimum lease payments	99
Amount representing interest or discounts	(56)
Total lease liabilities	43
Short-term lease liabilities	(1)
Long-term lease liabilities	$42

Operating lease costs and operating cash outflows for the year ended December 31, 2021 and 2020, were not material.

The weighted-average remaining lease term for our operating leases as of December 31, 2021 and 2020, was 33 and 34 years, respectively. The weighted-average discount rate for our operating leases as of December 31, 2021 and 2020, was 5.9%.

Note 10—Debt

Debt at December 31 was:

	Millions of Dollars
	2021	2020

2.450% Senior Notes due December 2024	$300	300
3.605% Senior Notes due February 2025	500	500
3.550% Senior Notes due October 2026	500	500
3.750% Senior Notes due March 2028	500	500
3.150% Senior Notes due December 2029	600	600
4.680% Senior Notes due February 2045	450	450
4.900% Senior Notes due October 2046	625	625
Floating Rate Term Loan due April 2022 at rate of 0.978% at year-end 2021	450	—
Tax-exempt bonds due April 2021 at weighted-average rate of 0.360% at year-end 2020	—	50
Revolving credit facility borrowings due January 2021 at weighted-average rate of 1.397% at year-end 2020	—	415
Debt at face value	3,925	3,940
Net unamortized discounts and debt issuance costs	(28)	(31)
Total debt	3,897	3,909
Short-term debt	(450)	(465)
Long-term debt	$3,447	3,444

The fair value of our fixed-rate and floating-rate debt is estimated based on observable market prices and is classified as Level 2 of the fair value hierarchy. The fair value of our fixed-rate debt amounted to $3,810 million and $3,752 million at December 31, 2021 and 2020, respectively. The fair value of our floating-rate debt approximated carrying value of $450 million and $465 million at December 31, 2021 and 2020, respectively.

Maturities of borrowings outstanding at December 31, 2021, inclusive of net unamortized discounts and debt issuance costs, for the five-year period ending 2026 were $450 million in 2022, $298 million in 2024, $499 million in 2025 and $498 million in 2026.

During the year ended December 31, 2021, our debt at face value decreased $15 million due to:
.
•Payments of $415 million under the revolving credit facility.
•Repayments of $50 million of tax-exempt bonds.
•Issuance of $450 million under term loan due April 2022.

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

Outstanding revolving borrowings under the facility bear interest, at our option, at either: (a) the Eurodollar rate in effect from time to time plus the applicable margin; or (b) the reference rate (as described in the facility) plus the applicable margin. The facility also provides for customary fees, including commitment fees. The pricing levels for the commitment fees and interest-rate margins are determined based on our credit ratings in effect from time to time. Borrowings under the facility may be short-term or long-term in duration, and we may at any time prepay outstanding borrowings under the facility, in whole or in part, without premium or penalty. At December 31, 2021, no borrowings were outstanding under this facility, compared with $415 million borrowings outstanding under this facility at December 31, 2020. At both December 31, 2021 and 2020, $1 million in letters of credit had been issued that were supported by this facility.

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

Tax-Exempt Bonds
In 2017, we assumed four $25 million tranches of tax-exempt bonds issued by the Brazos River Harbor Navigation District. We repaid one tranche in 2018 and another tranche in April 2020. The two remaining tranches, totaling $50 million, were repaid in April 2021.

The tranches accrued interest monthly based on a daily rate derived by the remarketing agent for the bonds. The interest rates are designed to represent the lowest rate acceptable by the tax-exempt, variable-rate bond market and approximate the tax-exempt bonds trading at par.

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

Environmental
We are subject to federal, state and local environmental laws and regulations. We record accruals for contingent environmental liabilities based on management’s best estimates, using all information that is available at the time. We measure estimates and base liabilities on currently available facts, existing technology, and presently enacted laws and regulations, taking into account stakeholder and business considerations. When measuring environmental liabilities, we also consider our prior experience in remediation of contaminated sites, other companies’ cleanup experience, and data released by the U.S. Environmental Protection Agency or other organizations. We consider unasserted claims in our determination of environmental liabilities, and we accrue them in the period they are both probable and reasonably estimable. At December 31, 2021, and 2020, our total environmental accruals were not material.

In the future, we may be involved in additional environmental assessments, cleanups and proceedings.

Legal Proceedings
Under our amended omnibus agreement, Phillips 66 provides certain services for our benefit, including legal support services, and we pay an operational and administrative support fee for these services. Phillips 66’s legal organization applies its knowledge, experience and professional judgment to the specific characteristics of our cases, employing a litigation management process to manage and monitor the legal proceedings against us. The process facilitates the early evaluation and quantification of potential exposures in individual cases and enables tracking of those cases that have been scheduled for trial and/or mediation. Based on professional judgment and experience in using these litigation management tools and available information about current developments in all our cases, Phillips 66’s legal organization regularly assesses the adequacy of current accruals and determines if adjustment of existing accruals, or establishment of new accruals, is required. At December 31, 2021 and 2020, we did not have any material accrued contingent liabilities associated with litigation matters.

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

Note 12—Asset Retirement Obligations and Accrued Environmental Costs

Asset retirement obligations and accrued environmental costs at December 31 were:

	Millions of Dollars
	2021	2020

Asset retirement obligations	$11	11
Accrued environmental costs	1	2
Total asset retirement obligations and accrued environmental costs	12	13
Asset retirement obligations and accrued environmental costs due within one year	—	(1)
Long-term asset retirement obligations and accrued environmental costs	$12	12

Asset Retirement Obligations
We have asset retirement obligations we are required to perform under law or contract once an asset is permanently taken out of service. These obligations primarily relate to the abandonment or removal of certain pipelines. Most of these obligations are not expected to be paid until many years in the future.
During 2021 and 2020, our asset retirement obligations changed as follows:

	Millions of Dollars
	2021	2020

Balance at January 1	$11	11
Accretion of discount	—	1
Changes in estimates of existing obligations	—	(1)
Balance at December 31	$11	11

Note 13—Equity

ATM Programs
We have authorized an aggregate of $750 million under three $250 million continuous offerings of common units, or at-the-market (ATM) programs. The first two programs concluded in June 2018 and December 2019, respectively. At December 31, 2021, we have $248 million of available capacity under our $250 million ATM program. We suspended issuances under the ATM program in the first quarter of 2020 due to low common unit prices. We did not issue any common units under the ATM program during the twelve months ended December 31, 2021. During the year ended December 31, 2020, on a settlement-date basis, we issued an aggregate of 40,570 common units, generating net proceeds of $2 million. Since inception in June 2016 through December 31, 2021, we issued an aggregate of 9,487,055 common units under our ATM programs, and generated net proceeds of $494 million, after broker commissions of $5 million and other costs of $3 million. The net proceeds from sales under the ATM programs are used for general partnership purposes, which may include debt repayment, acquisitions, capital expenditures and additions to working capital.

On October 26, 2021, we entered into a definitive merger agreement with Phillips 66. If this merger is consummated, our common units will no longer be publicly traded and, as a result, we would not expect any issuances of common units under our ATM program before or after the closing date of this transaction. See Note 1—Business and Basis of Presentation, for additional information regarding the merger agreement.

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

Related Party Transactions
Significant related party transactions included in our costs and expenses were:

	Millions of Dollars
	2021	2020	2019

Operating and maintenance expenses	$212	184	258
General and administrative expenses	61	62	65

Other related party balances were included in the following line items on our consolidated balance sheet, all of which were related to commercial agreements with Phillips 66:

	Millions of Dollars
	2021	2020

Prepaid expenses and other current assets	$4	7
Other assets	46	47
Deferred revenues	21	27
Other current liabilities	1	1
Other liabilities	60	64

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

From the closing of our initial public offering through December 31, 2021, we have only issued phantom units under the ICP and have only made issuances to non-employee directors.  A phantom unit entitles the recipient to receive cash equal to the fair market value of a common unit on the date the phantom unit is settled after the vesting period (settlement date), and to also receive a distribution equivalent each quarter between the grant date and the settlement date in an amount equal to any cash distributions paid on a common unit during that time. During the year ended December 31, 2021, we granted a total of 13,848 phantom units to non-employee directors of the Partnership. For the years ended December 31, 2020 and 2019, we granted a total of 6,092 and 4,950 phantom units, respectively. On the grant date, phantom units awarded to non-employee directors become non-forfeitable; therefore, we immediately recognize expense equal to the grant-date fair value of the award. Phantom units awarded under the ICP do not have voting rights.

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

At December 31, 2021 and 2020, we had a net deferred tax liability of $14 million and $10 million, respectively. The net deferred tax liability was primarily associated with PP&E and equity investments.

Our effective tax rate was less than 1% for the years ended December 31, 2021, 2020 and 2019.

At December 31, 2021 and 2020, we had no liability recorded for uncertain tax positions. We also did not have any interest or penalties related to income taxes for the years ended December 31, 2021, 2020 and 2019. Texas tax returns for the years 2014 and forward are subject to examination.

Note 18—Cash Flow Information

Capital Expenditures and Investments
Our capital expenditures and investments consisted of:

	Millions of Dollars
	2021	2020	2019

Cash capital expenditures and investments	$311	910	1,095
Change in capital expenditure accruals	(15)	5	(13)
Total capital expenditures and investments	$296	915	1,082

	Millions of Dollars
	2021	2020	2019
Cash Payments
Interest and debt expense	$125	124	100

Note 19—Other Financial Information

	Millions of Dollars
	2021	2020	2019
Interest and Debt Expense
Incurred
Debt	$139	138	133
Other	4	4	3
	143	142	136
Capitalized	(15)	(21)	(28)
Expensed	$128	121	108

Other Income
Interest income	$—	1	3
Other	13	2	3
Total other income	$13	3	6

Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

Item 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in reports we file or submit under the Securities Exchange Act of 1934, as amended (the Act), is recorded, processed, summarized and reported within the time periods specified in the U.S. Securities and Exchange Commission (the SEC) rules and forms, and that such information is accumulated and communicated to our General Partner’s management, including its principal executive and principal financial officers, as appropriate, to allow timely decisions regarding required disclosure. As of December 31, 2021, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer, with the participation of the General Partner’s management, carried out an evaluation, pursuant to Rule 13a-15(b) of the Act, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Act). Based upon that evaluation, our General Partner’s Chairman and Chief Executive Officer and its Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were operating effectively as of December 31, 2021.

There have been no changes in our internal control over financial reporting, as defined in Rule 13a-15(f) of the Act, in the quarterly period ended December 31, 2021, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 9B. OTHER INFORMATION

None.

Item 9C. DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTIONS

Not applicable.

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

Directors and Executive Officers of Phillips 66 Partners GP LLC
The following table shows our directors and executive officers and their ages as of February 15, 2022.

Name		Age
Greg C. Garland	Chairman of the Board of Directors and Chief Executive Officer	64
Kevin J. Mitchell	Director, Vice President and Chief Financial Officer	55
Timothy D. Roberts	Director, Vice President and Chief Operating Officer	60
Robert A. Herman	Director	62
P.D. (David) Bairrington	Director	66
Mark A. Haney	Director	66
C. Douglas Johnson	Director	62
Joseph W. O’Toole	Director	83
J. Scott Pruitt	Vice President and Controller	57

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

Other Public Company Directorships: Gulfport Energy Corporation (2015-2021) and Altus Midstream Company (2018-2020)

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

J. Scott Pruitt has served as Vice President and Controller since July 2021. Mr. Pruitt has also served as Vice President and Controller of Phillips 66 since July 2021. Mr. Pruitt previously served as the General Auditor of Phillips 66 since 2020. Before that, he served as Phillips 66’s Assistant Controller, External Reporting and Policy, from 2012 to 2020. Before joining Phillips 66 in 2012, Mr. Pruitt served in several finance leadership roles at ConocoPhillips.

Other Public Company Directorships: None in the past five years.

Paula A. Johnson, 58, was a member of the Board from October 2020 through January 2022. Ms. Johnson served as our Vice President, General Counsel and Secretary from 2013 until her retirement in January 2022. Ms. Johnson was Executive Vice President, Legal and Government Affairs, General Counsel and Corporate Secretary of Phillips 66 from 2012 until her retirement in January 2022. Prior to joining Phillips 66, Ms. Johnson held a series of positions between 2002 and 2012 in the ConocoPhillips legal department.

DIRECTOR INDEPENDENCE
The Board currently consists of eight directors. The NYSE does not require a publicly traded limited partnership like us to have a majority of independent directors on our Board. We are, however, required to have an Audit Committee comprised solely of independent directors. The Board considered all relevant facts and circumstances including, without limitation, transactions between the director directly or organizations with which the director is affiliated and us, any service by the director on the board of a company with which we conduct business, and the frequency and dollar amounts associated with these transactions, and has determined that each of Messrs. Haney, O’Toole, Bairrington and Johnson meets the independence standards and has no material relationship with us other than as a director, and satisfies the independence requirements of the NYSE and applicable SEC rules.

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

Conflicts Committee
The Conflicts Committee reviews specific matters that may involve conflicts of interest in accordance with the terms of our partnership agreement. The members of our Conflicts Committee may not be officers or employees of our General Partner or directors, officers, or employees of its affiliates, and must meet the independence and experience standards established by the NYSE and the SEC to serve on an audit committee of a board of directors. In addition, the members of our Conflicts Committee may not own any interest in our General Partner or its affiliates other than common units or awards under our incentive compensation plan. The members of the Conflicts Committee are Messrs. Bairrington and Haney. Mr. Haney serves as the chair. The Board determines whether to refer a matter to the Conflicts Committee on a case-by-case basis.

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

Pursuant to SEC rules, we are required to disclose certain compensation information for our “named executive officers,” which generally includes our chief executive officer, chief financial officer and the three other most highly compensated executive officers serving as such as of the end of the last fiscal year. As of December 31, 2021, our named executive officers (NEOs) were:

•Greg C. Garland, Chairman and Chief Executive Officer

•Kevin J. Mitchell, Vice President and Chief Financial Officer

•Timothy D. Roberts, Vice President and Chief Operating Officer

•Robert A. Herman, Vice President

•Paula A. Johnson, Vice President, General Counsel and Secretary (retired January 2022)

Compensation Discussion and Analysis
Each of our NEOs was also an officer of Phillips 66 during 2021, devoted the majority of their time to their respective roles at Phillips 66 and also spent time, as needed, directly managing our business and affairs. Pursuant to the terms of the amended omnibus agreement, we pay a fixed operational and administrative support fee to Phillips 66, which covers, among other things, the services provided to us by these individuals. Our NEOs do not receive any separate amounts of compensation for their services to our business or as executive officers of our General Partner and, except for the fixed operational and administrative support fee we pay to Phillips 66, we did not otherwise pay or reimburse any compensation amounts to or for them during 2021.

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

See Note 14—Related Party Transactions—Amended Omnibus Agreement, in the Notes to Consolidated Financial Statements, for additional information.

Elements of Compensation
For a detailed discussion of the compensation and benefits that Phillips 66 provides to its NEOs, and its philosophy, objectives and policies related to executive compensation, please refer to the Compensation Discussion and Analysis section of Phillips 66’s 2022 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

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

Compensation Consultants
Our General Partner does not have a compensation committee, and its Board of Directors did not retain a compensation consultant in 2021.

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

Compensation Risk Assessment
The Compensation Committee oversees the risk assessment performed by Phillips 66 management of all elements of its compensation programs, policies and practices for all employees. A discussion of this risk assessment will be included in the Compensation Discussion and Analysis section of Phillips 66’s 2022 Proxy Statement, which will be available upon its filing on the SEC’s website at http://www.sec.gov.

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

The Independent Directors have submitted this Report to the Board of Directors as of February 18, 2022:

•P.D. (David) Bairrington
•Mark A. Haney
•C. Douglas Johnson
•Joseph W. O’Toole

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

Non-Employee Director Compensation Table

The following table summarizes the compensation for our non-employee directors for 2021.

Name	Fees Earned or Paid in Cash(1) ($)	Unit Awards(2) ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation(3) ($)	Total ($)

P.D. (David) Bairrington	105,000	105,002	—	—	—	10,000	220,002
Mark A. Haney	110,000	105,002	—	—	—	—	215,002
C. Douglas Johnson	98,333	105,002	—	—	—	—	203,335
Joseph W. O’Toole	110,000	105,002	—	—	—	15,000	230,002
(1) Reflects 2021 base cash compensation of $95,000 payable to each non-employee director and the applicable committee retainers. In 2021, non-employee directors serving in specified committee positions also received the additional cash compensation described above. Compensation amounts reflect adjustments related to various changes in committee assignments by board members through the year, if any. Amounts shown in the “Fees Earned or Paid in Cash” column include any amounts that were voluntarily deferred. No directors elected to defer their cash compensation in 2021.
(2) Amounts represent the grant date fair value of unit awards. In 2021, non-employee directors received a grant of phantom units valued at $105,000 on the date of grant based on the average of the high and low prices for Phillips 66 Partners LP units on the grant date. These grants are made in whole units with fractional units rounded up, resulting in units with a value of $105,002 being granted on January 25, 2021.
(3) “All Other Compensation” is made up primarily of certain gifts by directors to charities and educational institutions (excluding certain religious, political, fraternal, or athletic organizations) that are tax-exempt under Section 501(c)(3) of the IRC or meet similar requirements under the applicable law of other countries that we match under our Matching Gifts Program (Mr. Bairrington $10,000 and Mr. O’Toole $15,000). For active directors, the program matches up to $15,000 with regard to each program year. The amounts shown reflect the actual payments made by us in 2021, which due to processing delays can include contributions in 2020 that were matched by the Company in 2021 and therefore reported in 2021. “All Other Compensation” also includes any smaller gifts, such as books, ornaments and jackets, as well as associated tax protection.

Item 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table sets forth information about Phillips 66 Partners LP common units that may be issued under all existing equity compensation plans as of December 31, 2021.

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1)		Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights(3)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)		(b)	(c)
Equity compensation plans approved by security holders	24,890	(2)	$—	2,452,435
Equity compensation plans not approved by security holders	—		—	—
Total	24,890		$—	2,452,435
(1) Includes awards issued under the Incentive Compensation Plan (ICP).
(2) Includes 24,890 phantom units issued to non-employee directors that will be settled in cash upon lapsing of restrictions; however, the Partnership reserves the right to settle the phantom units with common units representing limited partner interests.
(3) There were no options outstanding under the ICP as of December 31, 2021.

Security Ownership of Certain Beneficial Owners

The following table sets forth information regarding persons who we know to be the beneficial owners of more than 5% of our issued and outstanding common units and Series A preferred units as of February 15, 2022. Percentages shown in the table are based on 228,340,146 common units and 13,819,791 Series A preferred units outstanding as of February 15, 2022.

Name and Address	Common Units Beneficially Owned	Percentage of Common Units Beneficially Owned	Series A Preferred Units Beneficially Owned	Percentage of Series A Preferred Units Beneficially Owned
Phillips 66 Project Development Inc.(1) 2331 CityWest Blvd. Houston, TX 77042	168,062,536	73.6%	—	—
Stonepeak Screwdriver SPV LLC 717 5th Avenue New York, NY 10022	—	—	11,608,624	84.0%
FR XIII PSXP Holdings Holdco, L.L.C. One Lafayette Place Greenwich, CT 06830	—	—	1,842,639	13.3%
(1) Phillips 66 is the parent company of Phillips 66 Company, which is the parent company of Phillips 66 Project Development Inc., the sole owner of the member interests of our General Partner. Phillips 66 and Phillips 66 Company may, therefore, be deemed to beneficially own the units held by Phillips 66 Project Development Inc., in addition to the 1,697,601 common units directly owned by Phillips 66 Company.

Security Ownership of Directors and Executive Officers

The following table sets forth the number of our common units and shares of Phillips 66 common stock beneficially owned as of February 15, 2022 by each director and named executive officer of our General Partner, and by all directors and executive officers of our General Partner as a group. The address for each person named below is 2331 CityWest Blvd., Houston, Texas 77042.

	Amount and Nature of Beneficial Ownership		Percent of Total Outstanding (%)
Name of Beneficial Owner	Phillips 66 Partners Common Units	Phillips 66 Common Stock(1)	Phillips 66 Partners	Phillips 66
Greg C. Garland	35,000	1,576,002	*	*
Kevin J. Mitchell	10,000	254,036	*	*
Timothy D. Roberts	—	162,545	*	*
J. Scott Pruitt	—	21,236	*	*
Robert A. Herman	25,000	232,133	*	*
P.D. (David) Bairrington	43,698	—	*	*
Mark A. Haney	32,477	—	*	*
C. Douglas Johnson	8,000	—	*	*
Joseph W. O’Toole	35,000	—	*	*
All Directors and Executive Officers as a Group (9 Persons)	189,175	2,245,952	*	*
* Less than 1% of common units or common stock outstanding, as applicable.
(1) Phillips 66 Common Stock ownership amounts include:
•Stock options exercisable within 60 days of February 15, 2022 as follows: Mr. Garland, 953,233; Mr. Mitchell, 172,559; Mr. Roberts, 122,166; Mr. Pruitt, 8,066; and Mr. Herman, 169,866
•Restricted or deferred stock units that may be voted or sold upon the passage of time as follows: Mr. Garland, 108,316; Mr. Mitchell, 38,292; Mr. Roberts, 29,012; Mr. Pruitt, 12,856; and Mr. Herman, 27,893

Item 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

At December 31, 2021, our General Partner, Phillips 66 Partners GP LLC, and its affiliates owned 169,760,137 common units, representing approximately 74% of our total outstanding common units, and approximately 70% of our total outstanding common units and Series A preferred units (on an as-converted basis) in the aggregate.

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

Distributions of available cash to our General Partner and its affiliates	We generally make cash distributions to the unitholders pro rata, including Phillips 66 Project Development Inc. and its affiliates, as a holder of 169,760,137 common units.

Payments to our General Partner and its affiliates	Under our partnership agreement, we are required to reimburse our General Partner and its affiliates for all costs and expenses that they incur on our behalf for managing and controlling our business and operations. Except to the extent specified under certain agreements described below, our General Partner determines the amount of these expenses, which must be made in good faith under the terms of our partnership agreement. Under our amended omnibus agreement, we reimburse Phillips 66 for expenses incurred by Phillips 66 and its affiliates in providing operational support and general and administrative services to us, including the provision of executive management services by certain officers of our General Partner. The expenses of other employees are allocated to us based on the amount of time actually spent by those employees on our business. These reimbursable expenses also include an allocable portion of the compensation and benefits of employees and executive officers of other affiliates of our General Partner who provide services to us. The costs and expenses for which we are required to reimburse our General Partner and its affiliates are not subject to any caps or other limits.

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

Transactions and Commercial and Other Agreements with Phillips 66 and Related Parties
See “2021 Developments” in Items 1 and 2. Business and Properties, for a description of our transactions and related agreements with Phillips 66 in 2021. See the “Commercial Agreements,” “Amended and Restated Operational Services Agreement,” “Amended Omnibus Agreement” and “Tax Sharing Agreement” sections of Note 14—Related Party Transactions, in the Notes to Consolidated Financial Statements, for summaries of the terms of these and other agreements with Phillips 66.

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

Item 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table presents fees for the years ended December 31, 2021 and 2020, for professional services performed by our independent registered public accounting firm, Ernst & Young LLP (EY).

	Millions of Dollars
	2021	2020
Fees
Audit fees(1)	$0.8	0.9
Audit-related fees	—	—
Tax fees	—	—
All other fees	—	—
Total	$0.8	0.9
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
Financial Statements and Supplementary Data
The financial statements and supplementary data listed in the Index to Financial Statements, which appears on page 55, are filed as part of this Annual Report on Form 10-K.

	2.
Financial Statement Schedules
Financial statement schedules are omitted because they are not required, not significant, not applicable or the information is shown in the Financial Statements or the Notes to Consolidated Financial Statements.

	3.	Exhibits The exhibits listed in the Index to Exhibits, which appears on pages 110 to 114, are filed as part of this Annual Report on Form 10-K.

Item 16. FORM 10-K SUMMARY

None.

PHILLIPS 66 PARTNERS LP
INDEX TO EXHIBITS

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

2.1	Agreement and Plan of Merger, dated as of October 26, 2021, by and among Phillips 66, Phillips 66 Company, Phillips 66 Project Development Inc., Phoenix Sub LLC, Phillips 66 Partners LP, and Phillips 66 Partners GP LLC.	8-K	2.1	10/27/2021	001-36011

3.1	Certificate of Limited Partnership of Phillips 66 Partners LP.	S-1	3.1	3/27/2013	333-187582

3.2	Amendment to Certificate of Limited Partnership, dated October 5, 2017.	8-K	3.1	10/10/2017	001-36011

3.3	Third Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP dated as of August 1, 2019.	8-K	3.1	8/1/2019	001-36011

3.4	Amendment No. 1 to the Third Amended and Restated Agreement of Limited Partnership of Phillips 66 Partners LP, dated as of October 26, 2021.	8-K	3.1	10/27/2021	001-36011

4.1	Registration Rights Agreement dated as of October 6, 2017 by and among Phillips 66 Partners LP and the Purchasers party thereto.	8-K	4.1	10/10/2017	001-36011

4.2	Description of Phillips 66 Partners L.P.’s securities.	10-K	4.2	2/21/2020	001-36011

4.3	Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of senior debt securities of Phillips 66 Partners L.P.	8-K	4.1	2/23/2015	001-36011

4.4	First Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2020 Notes.	8-K	4.2	2/23/2015	001-36011

4.5	Second Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2025 Notes.	8-K	4.3	2/23/2015	001-36011

4.6	Third Supplemental Indenture, dated as of February 23, 2015, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2045 Notes.	8-K	4.4	2/23/2015	001-36011

4.7	Fourth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and the Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2026 Notes.	8-K	4.2	10/17/2016	001-36011

4.8	Fifth Supplemental Indenture, dated as of October 14, 2016, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2046 Notes.	8-K	4.3	10/17/2016	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

4.9	Sixth Supplemental Indenture, dated as of October 13, 2017, between Phillips 66 Partners LP and The Bank of New York Mellon Trust Company, N.A., as trustee, in respect of the 2028 Notes.	8-K	4.2	10/13/2017	001-36011

4.10	Indenture, dated as of July 26, 2019, between Phillips 66 Partners LP and U.S. Bank National Association, as trustee, in respect of senior debt securities of Phillips 66 Partners LP.	S-3	4.5	7/26/2019	333-232865

4.11	First Supplemental Indenture, dated as of September 6, 2019, between Phillips 66 Partners LP and U.S. Bank National Association, as trustee, in respect of the 2024 Notes.	8-K	4.2	9/6/2019	001-36011

4.12	Second Supplemental Indenture, dated as of September 6, 2019, between Phillips 66 Partners LP and U.S. Bank National Association, as trustee, in respect of the 2029 Notes.	8-K	4.3	9/6/2019	001-36011

10.1	Credit Agreement, dated as of April 6, 2021, by and among Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, the lenders party thereto, The Bank of Nova Scotia, Houston Branch, as administrative agent, and The Bank of Nova Scotia, BofA Securities, Inc. and Sumitomo Mitsui Banking Corporation as joint lead arrangers and joint bookrunners.	8-K	10.1	4/12/2021	001-36011

10.2	Eighth Amendment to the Omnibus Agreement, dated as of March 1, 2020, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	10-Q	10.1	5/1/2020	001-36011

10.3	Contingent Equity Contribution Undertaking (Senior Notes), dates as of March 11, 2019, between Energy Transfer Operating, L.P., Phillips 66 Partners LP, Enbridge Inc., and MPLX LP, as Contributors, and Midwest Connector Capital Company LLC, as the Company, and U.S. Bank National Association, as trustee, in respect of the Senior Notes.	10-Q	10.1	5/1/2020	001-36011

10.4	Amended and Restated Credit Agreement dated as of July 30, 2019, among Phillips 66 Partners Holdings LLC, the lenders party thereto and JPMorgan Chase Bank, N.A., as Administrative Agent.	8-K	10.1	8/1/2019	001-36011

10.5	Omnibus Agreement dated as of July 26, 2013, by and among Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC, and Phillips 66 Partners GP LLC.	8-K	10.2	7/30/2013	001-36011

10.6	First Amendment to the Omnibus Agreement, dated as of February 28, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/3/2014	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.7	Second Amendment to the Omnibus Agreement, dated as of December 1, 2014, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	12/2/2014	001-36011

10.8	Third Amendment to the Omnibus Agreement, dated as of March 2, 2015, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/2/2015	001-36011

10.9	Fourth Amendment to the Omnibus Agreement, dated as of March 1, 2016, by and among Phillips 66 Company, on behalf of itself and the other Phillips 66 Entities (as defined in the Omnibus Agreement), Phillips 66 Pipeline LLC, Phillips 66 Partners LP, Phillips 66 Partners Holdings LLC, Phillips 66 Carrier LLC and Phillips 66 Partners GP LLC.	8-K	10.1	3/1/2016	001-36011

10.10	Fifth Amendment to the Omnibus Agreement, dated as of October 14, 2016, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/17/2016	001-36011

10.11	Sixth Amendment to the Omnibus Agreement, dated as of January 11, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	10-K	10.19	2/17/2017	001-36011

10.12	Seventh Amendment to the Omnibus Agreement, dated as of October 1, 2017, by and among Phillips 66 Partners LP, Phillips 66 Partners GP LLC, Phillips 66 Company, Phillips 66 Pipeline LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Carrier LLC.	8-K	10.1	10/10/2017	001-36011

10.13	Amended and Restated Operational Services Agreement, dated as of October 1, 2017, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	8-K	10.2	10/10/2017	001-36011

10.14	First Amendment to the Amended and Restated Operational Services Agreement, dated as of May 30, 2018, by and among Phillips 66 Carrier LLC, Phillips 66 Partners Holdings LLC, and Phillips 66 Pipeline LLC.	10-Q	10.1	7/27/2018	001-36011

10.15	Tax Sharing Agreement dated as of July 26, 2013, between Phillips 66 and Phillips 66 Partners LP.	8-K	10.9	7/30/2013	001-36011

10.16	Natural Gas Liquids Storage Agreement (Clemens Facility), dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.4	3/1/2016	001-36011

10.17	Fractionation Agreement, dated March 1, 2016, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.3	3/1/2016	001-36011

		Incorporated by Reference
Exhibit Number	Exhibit Description	Form	Exhibit Number	Filing Date	SEC File No.

10.18	Amendment No. 1 to Fractionation Agreement, dated December 11, 2019, by and between Phillips 66 Sweeny Frac LLC and Phillips 66 Company.	8-K	10.15	2/21/2020	001-36011

10.19†	Amended and Restated Tolling Services Agreement, dated as of October 1, 2017, by and between Merey Sweeny, L.P. and Phillips 66 Company.	8-K	10.3	10/10/2017	001-36011

10.20**	Phillips 66 Partners LP 2013 Incentive Compensation Plan.	8-K	10.1	7/26/2013	001-36011

10.21**	Phillips 66 Partners GP LLC Deferred Compensation Plan for Non-Employee Directors.	10-Q	10.12	8/20/2013	001-36011

10.22**	Form of Phantom Unit Award Agreement for Non-Employee Directors under the Phillips 66 Partners LP 2013 Incentive Compensation Plan.	10-Q	10.13	8/20/2013	001-36011

10.23
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
		8-K	1.1	2/25/2020	001-36011

21*	List of Subsidiaries of Phillips 66 Partners LP.

23.1*	Consent of Ernst & Young LLP, independent registered public accounting firm.

23.2*	Consent of Deloitte & Touche LLP, independent registered public accounting firm.

23.3*	Consent of Grant Thornton, independent registered public accounting firm.

31.1*	Certification of Chief Executive Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

31.2*	Certification of Chief Financial Officer pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934.

32*	Certifications pursuant to 18 U.S.C. Section 1350.

99*	The financial statements of Dakota Access LLC, pursuant to Rule 3-09 of Regulation S-X.

101.INS*	Inline XBRL Instance Document.

101.SCH*	Inline XBRL Taxonomy Extension Schema Document.

101.CAL*	Inline XBRL Taxonomy Extension Calculation Linkbase Document.

101.DEF*	Inline XBRL Taxonomy Extension Definition Linkbase Document.

101.LAB*	Inline XBRL Taxonomy Extension Labels Linkbase Document.

101.PRE*	Inline XBRL Taxonomy Extension Presentation Linkbase Document.

104*	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101).

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

PHILLIPS 66 PARTNERS LP

By: Phillips 66 Partners GP LLC, its general partner

Date:	February 18, 2022	/s/ Greg C. Garland
Greg C. Garland Chairman of the Board of Directors and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below, as of February 18, 2022, by the following persons on behalf of the registrant and in the capacities indicated.

Signature	Title

/s/ Greg C. Garland	Chairman of the Board of Directors
Greg C. Garland	and Chief Executive Officer
(Principal executive officer)
Phillips 66 Partners GP LLC

/s/ Kevin J. Mitchell	Director, Vice President
Kevin J. Mitchell	and Chief Financial Officer
(Principal financial officer)
Phillips 66 Partners GP LLC

/s/ J. Scott Pruitt	Vice President and Controller
J. Scott Pruitt	(Principal accounting officer)
Phillips 66 Partners GP LLC

/s/ P.D. Bairrington	Director
P.D. Bairrington	Phillips 66 Partners GP LLC

/s/ Mark A. Haney	Director
Mark A. Haney	Phillips 66 Partners GP LLC

/s/ Robert A. Herman	Director
Robert A. Herman	Phillips 66 Partners GP LLC

/s/ C. Doug Johnson	Director
C. Doug Johnson	Phillips 66 Partners GP LLC

/s/ Joseph W. O’Toole	Director
Joseph W. O’Toole	Phillips 66 Partners GP LLC

/s/ Timothy D. Roberts	Director
Timothy D. Roberts	Phillips 66 Partners GP LLC